Form 10-K
period 1996-12-31
PLD TELEKOM INC
filed 1997-03-31
CIK 890568

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED] for the fiscal year ended December 31, 1996 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED] for the transition period from ________ to ________

                         COMMISSION FILE NUMBER 0-20444


                                PLD TELEKOM INC.
                    (Formerly Petersburg Long Distance Inc.)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                Delaware                               Applied for
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

   c/o PLD Management Services Limited
             43 Dover Street                           W1X 3RE
             London, ENGLAND                         (Zip Code)
(Address of principal executive offices)

              Registrant's telephone number, including area code:
                         Country Code 44 (171) 629-3217

           Securities registered pursuant to Section 12(b) of the Act:

              Title of each class                 Name of each exchange on which registered
    Common Stock, par value $.01 per share                 Nasdaq National Market

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. / /

As of March 5 , 1997, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $108,006,272. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the National Market segment of The Nasdaq Stock Market on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than five percent of the Common Stock of the Company.

As of March 5, 1997, there were 31,708,534 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

As stated in Part III of this annual report on Form 10-K, portions of the definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K is incorporated herein by reference.

Unless the context indicates otherwise, the terms "PLD" and "Company" refer to PLD Telekom Inc.

          OMISSION OF CERTAIN DISCLOSURE ITEMS PURSUANT TO RULE 12b-25

Pursuant to Rule 12b-25 under the Securities Exchange Act of 1934, the exhibits to this annual report on Form 10-K to be filed pursuant to Item 14 have been omitted and will be filed at a later date in accordance with such Rule.

                                PLD TELEKOM INC.

                             FORM 10-K ANNUAL REPORT
                     For Fiscal year Ended December 31, 1996

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I

Item 1.  Business.................................................................................................1

Item 2.  Properties..............................................................................................53

Item 3.  Legal proceedings.......................................................................................54

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................54


PART II

Item 5.  Market for registrant's common equity and related stockholder matters...................................54

Item 6.  Selected financial data.................................................................................55

Item 7.  Management's discussion and analysis of financial condition and results of operations...................57

Item 8.  Financial statements and supplementary data.............................................................75

Item 9.  Changes in and disagreements with accountants on accounting and financial disclosures...................75


PART III

Item 10. Directors and executive officers of the registrant .....................................................75

Item 11. Executive compensation .................................................................................75

Item 12. Security ownership of certain beneficial owners and management .........................................75

Item 13. Certain relationships and related transactions .........................................................75


PART IV

Item 14. Exhibits, financial statement schedules, and reports on forms 8-K .....................................76

                                     PART I


ITEM 1.           BUSINESS

OVERVIEW

         PLD Telekom, Inc. ("PLD" or the "Company"), through its operating subsidiaries, is a major provider of local, long distance and international telecommunications services in the Russian Federation and Kazakstan. The Company's four principal operating subsidiaries are: (i) PeterStar Company Limited ("PeterStar"), which provides integrated local, long distance and international telecommunications services in St. Petersburg through a fully digital fiber optic network; (ii) Baltic Communications Limited ("BCL"), which provides dedicated international telecommunications over fiber optic cable from St. Petersburg; (iii) Technocom Limited ("Technocom"), which, through Teleport-TP, a Moscow-based long distance and international operator, currently provides dedicated international telecommunications services to Russian and foreign businesses and has commenced the operation of a satellite-based pan-Russian long distance network; and (iv) BECET International ("BECET"), which currently provides the only national cellular service in Kazakstan. Since 1994, Cable and Wireless plc ("Cable & Wireless"), a company incorporated in England and listed on the London and New York Stock Exchanges, has invested approximately $85 million for an approximately 32% stake in the Company's Common Shares.

         Effective August 1, 1996, the Company changed its name from Petersburg Long Distance Inc. to PLD Telekom Inc.

         Prior to February 28, 1997, the Company was a corporation organized under the laws of the Province of Ontario. On February 28, 1997, after having obtained the necessary authorizations from its shareholders and Canadian authorities, the Company simultaneously discontinued its existence in Ontario and continued as a corporation organized under the laws of the State of Delaware.

         The Company anticipates transferring executive office functions, currently spread among a number of locations, to the United States during the second quarter of 1997.

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol "PLDI" and the Toronto Stock Exchange under the symbol "PLD". It is also quoted on SEAQ International and traded on the Berlin and Frankfurt Stock Exchanges. Prior to March 6, 1997, the Company's trading symbol on the Nasdaq National Market was "PLDIF".

         The Company's objective is to be a leading participant in the targeted development of telecommunications infrastructure in the emerging markets of the Russian Federation and other countries of the former Soviet Union. The Company expects to achieve this goal through: (i) expanding and further integrating its existing business and network infrastructure into the public telecommunications networks; (ii) providing high quality national long distance services in the Russian Federation to complement the international long distance services it currently provides to its business customers; (iii) providing additional value-added services such as wireless communications, fax, data and Internet service as a means of developing new traffic streams; and (iv) further developing relationships with local and national strategic partners in the Russian Federation and other countries of the former Soviet Union.

         The fostering of existing, and the creation of new, partnerships with local and regional partners is crucial to the long-term success of the Company in this environment. In its operating businesses, the Company's partners include: Petersburg Telephone System ("PTS"), the local telephone system operator in St. Petersburg, and St. Petersburg Intercity & International Telephone ("SPMMTS"), the gateway for national and international long distance calls to and from St. Petersburg, which together hold a 14% interest in PeterStar; Kazaktelekom, the state-owned national telecommunications operator in Kazakstan and the holder of a 50% interest in BECET; and AO Rostelecom ("Rostelecom"), the primary long distance and international carrier in the Russian Federation and a 44% shareholder in Teleport-TP. The Company will seek to continue developing ventures with local partners who can provide: (i) assistance in obtaining telecommunications operating licenses, (ii) access to network facilities and (iii) political support.

         The Company has several potential sources of cash flows, including fees from management services, dividends from its equity interests and lease payments. The Company currently generates fees from its management services provided to certain of its operating subsidiaries. Although its ability to generate dividend income in the near future is limited due to the cash flow requirements of its businesses, the Company expects to receive dividends from its equity interests in the future. Following the private placement in June 1996 (the "June 1996 Placement") of debt and equity securities which generated net proceeds to the Company of approximately $105 million, the Company implemented, as contemplated by the terms of the notes issued by the Company as part of the June 1996 Placement, a leased-based financing structure with its operating businesses intended to generate regular cash flows to the Company. See "--June 1996 Placement." In order to utilize such a structure, the Company has formed a wholly owned subsidiary, PLD Asset Leasing Limited, a Cyprus Company ("PLD Leasing"), to implement the leasing arrangements between the Company and its operating businesses. The Company also leases equipment to its operating businesses through Technocom. The Company is currently reviewing the foregoing structures in the light of current licensing and other regulatory issues in Russia, and anticipates that some revision thereto may be required in the near future.

CORPORATE STRUCTURE

         The following chart shows the corporate structure of the Company and its material interests (but excludes intermediate holding companies such as NWE Capital (Cyprus) Ltd. ("NWE Cyprus")), together with the percentage of equity ownership of the Company and Technocom in each operating subsidiary and other significant investments.



                              PLD TELEKOM INC. (1)
                                   (Delaware)




               BALTIC COMMUNICATIONS                          SPMMTS (2)
                      LIMITED                                  (Russia)
                      (Russia)                                  10.4%
                        100%




   PETERSTAR                       TECHNOCOM                        BECET
    COMPANY                       LIMITED (4)                 INTERNATIONAL (5)
  LIMITED (3)                      (Ireland)                     (Kazakstan)
    (Russia)                        50.75%                           50%
      60%




            TELEPORT-TP (6)                        MTR-SVIAZ (7)
                (Russia)                             (Russia)
                 49.33%                                 49%



----------

(1) The Company holds its interests in a number of its subsidiaries through NWE Cyprus to take advantage of the double taxation treaty between Cyprus and the Russian Federation. The Company is considering transferring such interests to a wholly-owned Delaware subsidiary.

(2) SPMMTS is the gateway for nationl and international long distance calls to and from St. Petersburg. As a result of its privatization plan, the shares of SPMMTS are held by managers and employees of SPMMTS, Russian individuals and companies who acquired SPMMTS shares in the voucher auction, the State Property Fund of the Russian Federation, and others, including the Company, who acquired SPMMTS shares subsequent to the voucher auction.

(3) During 1996, the other shareholders of PeterStar were Telecominvest (20%) and Complus Enterprises Holding, S.A., a Luxembourg company ("Complus") (20%). Telecominvest was a joint venture between PTS and SPMMTS formed to act as a holding company for their respective interests in a number of telecommunications ventures in Northwest Russia. Complus was indirectly owned by Cable & Wireless (55%) and an affiliate of Commerzbank AG ("Commerzbank") (45%). In 1996, the Commerzbank affiliate acquired a 51% interest in Telecominvest. As a result of the settlement of certain disputes among the shareholders of Complus and Telecominvest, the Company believes that the other shareholdings of PeterStar, upon consummation of such settlement, will be as follows: Complus (11%), which will become wholly owned by Cable & Wireless, and Telecominvest (29%), which will be owned 51% by the Commerzbank affiliate, 25% by PTS and 24% by SPMMTS.

(4) The remaining interests are beneficially owned by Plicom Limited (29.65%), an Irish company beneficially owned by the family interests of Mr. Mark Klabin ("Plicom"), and Elite International Limited (19.6%), an Irish company beneficially owned by a trust advised by Dr. Boris Antoniuk ("Elite"). The Company understands that Dr. Antoniuk has the power to exercise the voting rights of the shares of Technocom owned by Elite. Dr. Antoniuk is also a member of the board of directors of Technocom, Teleport-TP and Technopark, a Russian company which holds a 7.5% interest in Teleport-TP and in which the Company recently acquired a 55.51% interest.

     Technocom also holds a 75% interest in Space Communications Services (SCS) Limited, a company organized under the laws of Guernsey, Channel Islands ("SCS"), which acts as Teleport-TP's marketing arm for the selling and administration of TV broadcasting services, and a 100% interest in Rosh Communication ("Rosh") which it uses to manage and support its activities in the Russian Federation and other countries of the former Soviet Union.

(5) The Company holds its 50% interest in BECET through its wholly-owned subsidiary, Wireless Technology Corporations Limited, a corporation organized under the laws of the British Virgin Islands ("WTC"), which in turn is wholly owned by NWE Cyprus. The other 50% interest in BECET is currently held by Kazaktelekom, a Kazak joint stock company which is owned by the government of Kazakstan and which operates the public telephone network in that country. It is believed that the Kazak government intends to privatize Kazaktelekom and may sell a stake in Kazaktelekom to a strategic investor, but at this time it is not clear if, or how, the privatization will be implemented.

     BECET does business under the name "ALTEL."

(6) Technocom holds a 49.33% beneficial interest (56% voting interest) in Teleport-TP. Technocom holds 38.5% of its beneficial interest directly, 6.67% through its 66.67% beneficial interest in Roscomm Limited, a Guernsey company ("Roscomm") (which owns a 10% interest in Teleport-TP) and 4.16% through its 55.51% interest in Technopark (which owns a 7.5% interest in Teleport-TP). The remaining shareholder of Teleport-TP is Rostelecom (44%).

(7) Technocom holds a 49% beneficial interest in MTR-Sviaz, a wireline telecommunications operator in Moscow. Technocom holds 9% of this interest directly and 40% through its wholly owned subsidiary Rosh. The remaining 51% interest is held by AO Mosenergo, the Moscow city power utility ("Mosenergo").

RELATIONSHIP WITH CABLE AND WIRELESS PLC

         Since 1994, the Company has enjoyed a close working relationship with Cable & Wireless, a leading global telecommunications company, which has been investigating investment opportunities in the Russian Federation since the market began to liberalize nine years ago. The relationship has allowed the Company to draw upon Cable & Wireless' commercial and technical expertise and has provided the Company with access to (i) expatriate management; (ii) Cable & Wireless training facilities; and (iii) technical and project management staff at Cable & Wireless to assist in evaluating and implementing new investment opportunities and vendor contract negotiation. Cable & Wireless currently holds two of the nine seats on the Company's board of directors and will continue to do so as long as it holds at least a 25% voting interest in the Company. The Company expects to be able to continue to draw upon such support from Cable & Wireless for such time as Cable & Wireless is a significant shareholder.

ACQUISITION OF BALTIC COMMUNICATIONS LIMITED

         The Company acquired 100% of the outstanding share capital of BCL on April 1, 1996 for $3.0 million plus an additional capital commitment of up to $1.5 million to cover certain existing liabilities payable to Mercury Communications (for carrier charges) and to Eutelsat (for satellite circuit charges). Long-term debt of BCL owed to Cable & Wireless was transferred to (i.e., became payable to) NWE Cyprus as part of the transaction.

JUNE 1996 PLACEMENT

         In June 1996, the Company issued the following securities pursuant to the June 1996 Placement to a limited number of U.S. institutional investors: (i) $123,000,000 principal amount at maturity of 14% Senior Discount Notes due 2004 (the "Senior Notes"); (ii) 123,000 warrants (the "Placement Warrants") to purchase an aggregate of 4,182,000 shares of Common Stock and (iii) $26,500,000 aggregate principal amount of 9% Convertible Subordinated Notes due 2006 (the "Convertible Notes"). The net proceeds of the June 1996 Placement have been, and will be, used by the Company to, among other things, purchase telecommunications equipment to be made available to the operating companies, make investments in telecommunications businesses, repay certain indebtedness and for working capital. The Company's obligations under the Senior Notes rank senior to the Convertible Notes. The Company's obligations under the Senior Notes and the Convertible Notes have been guaranteed by certain of the Company's subsidiaries and have been secured by, among other things, pledges of the stock of certain of the Company's subsidiaries. The terms of the Indentures pursuant to which the Senior Notes and the Convertible Notes were issued impose significant restrictions upon the Company's activities, including restrictions upon the incurring of additional indebtedness, payment of dividends or other distributions, mergers, sales of assets and other corporate transactions and the uses to which the proceeds of the June 1996 placement may be put, as well as provisions requiring repayment in the event of a change of control.

ESTABLISHMENT OF REPRESENTATIVE OFFICE IN ST. PETERSBURG

         Following approval by the Company's Board of Directors in November 1996, the Company began the process of establishing a representative office of the Company in St. Petersburg. The office is located at the premises of BCL and is staffed by a Representative Director (Peter Owen-Edmunds, formerly with PeterStar) and two administrative staff members.

CONTINUANCE OF THE COMPANY IN DELAWARE

GENERAL

         On February 27, 1997, shareholders of the Company at a special meeting of shareholders (the "Special Meeting") approved a special resolution authorizing the Company to, among other things, continue the Company as a Delaware corporation under the Delaware General Corporation Law ("DGCL") and simultaneously discontinue the Company's existence in Ontario under the Business Corporations Act (Ontario) (the "OBCA") (the "Continuance"). At the Special Meeting, the shareholders also adopted a new Certificate of Incorporation of the Company under the DGCL. On February 28, 1997, after obtaining the necessary authorizations from Ontario authorities under the OBCA and making the necessary filings under the DGCL with the Delaware authorities, the Company discontinued its existence in Canada and continued as a Delaware corporation organized under the DGCL.

         Effect on Securities. The Continuance effected a change in the legal domicile of the Company as of February 28, 1997, but did not change the business or operations of the Company or either the directors or officers of the Company. As of February 28, 1997, holders of Common Shares of the Company continued to hold one share of Common Stock for each Common Share held and holders of Series II Convertible Preferred Shares and Series III Convertible Preferred Shares of the Company continued to hold one share of Series II Preferred Stock or Series III Preferred Stock, as the case may be, for each Series II Convertible

Preferred Share or Series III Convertible Preferred Share held. The existing share certificates representing shares of the Company's stock have not been and will not be canceled. Holders of options to purchase the Company's Common Shares as of February 28, 1997 continued to hold options to purchase an identical number of shares of the Company's Common Stock on substantially the same terms. Similarly, holders of warrants to purchase the Company's Common Shares continued to hold warrants to purchase an identical number of shares of the Company's Common Stock on substantially the same terms.

         Transfer of Executive Offices to the United States. The Company anticipates transferring executive office functions to New York City during the second quarter of 1997. These functions had been carried out from a number of locations, including Toronto and London. The Company closed its Toronto office effective February 27, 1997. While the Company anticipates maintaining a facility in England, it is expected to be used for operational support purposes only.

         Exchange Listings. Prior to the Continuance, the Common Shares were listed and traded, among other places, on the Nasdaq National Market under the symbol "PLDIF" and the Toronto Stock Exchange under the symbol "PLD". The Company has maintained both listings following the Continuance. Effective March 6, 1997, the Company's trading symbol on the Nasdaq National Market was changed to "PLDI".

         Changes in Reporting Obligations. As a result of the Continuance, the Company is now subject to the reporting obligations and proxy solicitation rules of domestic U.S. issuers under the U.S. securities laws, and is no longer a "foreign private issuer" as defined thereunder. Since the Company has maintained its listing on The Toronto Stock Exchange, the Company remains a "reporting issuer" in each Province of Canada.

PRINCIPAL REASONS FOR THE CONTINUANCE

          The Company continued its corporate existence under the DGCL for the following reasons:

         Cost of Capital. The Company's principal sources of capital are located outside Canada, principally in the U.S. The need to pay, or to structure the Company's financing arrangements or operations to avoid or minimize the impact of, Canadian withholding taxes imposed additional costs and administrative burdens on the Company which are not applicable to U.S.
corporations.

         Improved Market Access. The Company believes that the Continuance will facilitate access to the capital markets in the U.S., currently the Company's principal source of debt and equity financing, and to investors currently not permitted or not interested in investing in the Company because its securities are treated as foreign securities.

         Access to U.S. Government Financing. The Company further believes that continuation as a U.S. corporation will assist the Company in accessing various financing programs administered by agencies of the United States Government for the benefit of U.S. companies, such as the Overseas Private Investment Corporation.

         Impact of United States Income Tax Code on Company's Financing Activities. Pursuant to the U.S. Internal Revenue Code of 1986, as amended (the "Code"), the Company, prior to the Continuance, was classified as a "passive foreign investment company" ("PFIC") and expected to continue to be so classified as long as it was engaging in the financing activities needed to grow its businesses. This classification had certain adverse impacts upon its U.S. shareholders who, under certain circumstances, could have been required at worst to pay increased taxes in the U.S., either currently or on any future disposition (or deemed disposition) of the Company's shares, and at best to submit to filing and other administrative burdens to minimize such additional taxes. By becoming a U.S. corporation, PFIC status, and the associated problems for U.S. shareholders, are avoided.

         Increasingly Limited Contact with Canada. While the Company's operations at one time were located in, or closely associated with Canada, as the Company's business has focused increasingly upon the telecommunications business in the former Soviet Union, its connections with Canada became increasingly tenuous. In addition to the fact that the principal trading market for the Company's stock is now the U.S., the Company had no business operations in Canada, all but two of its employees were located outside of Canada, and, as of January 21, 1997, more than 90% of its outstanding common shares were held by shareholders of record who were Canadian non-residents.

         Director Residency Requirements. The OBCA requires that a majority of the directors, and a majority of any committee of the directors, be Canadian residents, a requirement that substantially inhibited the Company's ability to diversify the composition of its board of directors.

POTENTIAL ADVERSE CONSEQUENCES OF THE CONTINUANCE

         The Company does not believe that the Continuance will result in any material adverse consequences to the Company or its Canadian or United States shareholders. The management of the Company, in consultation with certain of its advisors, reviewed the Company's assets, liabilities and paid-up capital at a point in time as near as reasonably practicable prior to the Continuance and has concluded that no Canadian federal taxes should be due and payable by the Company under the Income Tax Act (Canada) (the "Act") as a result of the Continuance. In reaching its conclusions, the Company made certain assumptions regarding the Canadian federal tax treatment of certain amounts, the treatment of which is subject to some doubt. There can be no assurance that the Canadian federal tax authorities will accept the valuations or the positions that the Company has adopted with respect to the Canadian federal tax treatment of such amounts. Accordingly, there can be no assurance that the Canadian federal tax authorities will conclude that no Canadian federal taxes are due under the Act as a result of the Continuance or that the amount of Canadian federal taxes claimed or found to be due will not be significant.

TELECOMMUNICATIONS IN THE FORMER SOVIET UNION

         In the Soviet era, telecommunications in the Russian Federation and other republics of the former Soviet Union was viewed as existing principally to serve the defense and security needs of the state. The telephone network itself was highly centralized, reflecting the centralized nature of the Soviet economy. Telephonic links were directed towards the center of the network while neglecting inter-regional links. As a result, the ability to direct calls between regions without going through the center remains limited, which in turn has been a major constraint on economic growth in regional markets. Being committed to a "hub and spoke" network, the former Soviet Union never developed a trunk "backbone" capable of providing network expansion on a nationwide basis.

         Consistent with a political philosophy which limited access to the world outside the former Soviet Union, all international calls originating in the former Soviet Union until 1992 were routed through a single international exchange in Moscow which had a capacity of only 3,200 circuits. Due to the inadequacies of the public network, as well as to ensure secrecy, many individual ministries and security organizations, including the Communist Party itself, established their own private nationwide networks. These private networks absorbed a substantial amount of the relatively limited resources available for investment in telecommunications. At the same time, these networks currently present an opportunity for the development of a national network apart from the existing public network.

         With the break-up of the Soviet Union and the liberalization of the economies of its former republics, the demand for telecommunications services has increased significantly. However, the governments of the countries of the former Soviet Union do not currently have the significant capital necessary for the development of the telecommunications infrastructure. As a result, they have actively encouraged market liberalization, privatization and foreign investment in the telecommunications sector. This has resulted in significant development in the areas of fixed wire overlay systems, private networks and cellular and data services. As modern telecommunications capability is critical to the successful transition to a market economy, it is expected that the next stage of development will focus on basic telecommunications infrastructure.

TELECOMMUNICATIONS IN THE RUSSIAN FEDERATION

         The Russian telecommunications sector has experienced substantial difficulty in meeting the rapidly growing demand for telecommunications services in the Russian Federation. At the local level, there has been a significant growth in joint ventures providing discrete telecommunications services, such as international access and cellular service. While the bulk of this activity has been in Moscow and St. Petersburg, it has occurred in other regions as well. This trend has been encouraged by the Russian government which has issued over 600 licenses through the Russian State Committee of Communications (which, prior to March 17, 1997 was known as the Ministry of Communications of the Russian Federation) (the "RSCC") to these new service providers. Most joint ventures involve a Russian and a foreign partner. Many of these joint ventures have not yet begun operations; however, where they have, there has been an immediate improvement in telecommunications services in the targeted areas. Since much of the marketing activity has been aimed at the business community, the benefits of these improvements have not been (and for the foreseeable future are not likely to be) widely felt by residential customers, particularly those outside major metropolitan areas.

         When the RSCC was reorganized in 1991, the Russian government decided to convert each regional telephone center into a separate, privatized company with the government maintaining the controlling interest in the company. There are approximately 85 regional telephone companies.

         The national and international long distance market in the Russian Federation is dominated by Rostelecom, a formerly state-owned enterprise which has been privatized, but in which the Russian government continues to hold a 38% equity and 51% voting interest. Until 1991, Rostelecom was the monopoly provider of national and international long distance service. Since then, the RSCC has issued licenses to approximately twenty other providers of international services. Rostelecom itself has entered into a number of joint ventures to develop its network and services, including through its participation in Teleport-TP. Rostelecom was originally charged by the RSCC with the task of developing a long distance "backbone" as the basis for a new nationwide network, known as the "Russian Digital Overlay Network" or "50 X 50" (based on the fact that the "backbone" was to consist of fifty digital trunk switches and 50,000 kilometers of fiber optic cables and microwave relays). However, in June 1995, as part of its plan to set up a nationwide competitor to Rostelecom, the government of the Russian Federation announced the establishment of Sviazinvest as a second long distance and international carrier, and work on the "50 X 50" project ceased.

         Sviazinvest, which is 100% owned by the Russian State Property Committee, is a holding company for the Russian government's interests in the 85 local and regional telephone companies across the Russian Federation. In general, Sviazinvest has a portfolio that comprises holdings of 35% of the equity interest and 51% of the voting interests, with a number of notable exceptions, in these telephone companies. The significant exceptions to their majority interests are in Moscow and St. Petersburg, where their interests are 46% and 44% respectively. Sviazinvest is represented on the board of directors of each of these companies, but does not participate in the day-to-day management of the operations.

         The media reported in December 1996 that the Russian government planned to consolidate its holdings in Sviazinvest and Rostelecom by transferring its shareholding in Sviazinvest (100%) and Rostelecom (38% of the common stock, and 51% of the voting stock) to a new holding company, yet to be formed. The balance of the shares in Rostelecom will remain in the hands of private investors. The government will then seek to sell 49% of this new holding company to domestic and foreign investors, split 25% foreign and 24% domestic ownership. Although it is understood that two Russian banks were subsequently appointed as advisors to the government for this transaction, the Russian government announced in February 1997 that it had indefinitely postponed the consummation of the proposed consolidation. Therefore, the schedule for the creation of this new holding company and subsequent partial sale to investors remains undetermined. While it is not yet clear what the proceeds of this sale will be used for, it is understood that the government wishes to have some of the proceeds allocated to its current budget deficit. At this time, it is unclear what impact the formation of this new company and the sale of an equity stake in the company will have on the Russian telecommunications market in general and the Company in particular.

         St. Petersburg

         The telecommunications market in St. Petersburg, a city with a population of approximately 5 million, is characterized by low activated penetration rates, substantial bottlenecks on the public network and outdated switching technology. The

Company believes St. Petersburg is an attractive market for the provision of integrated telecommunications services due to the current inadequacies of the public network as well as the rapid development of Russian and foreign businesses in the city. Approximately 75% of the existing lines are analog, many of which are served by outdated cross-bar or step by step switching technology. The Company believes that PTS does not currently have the financial resources to develop the network infrastructure required to accommodate market demand. A 1994 EBRD report on telecommunications development in St. Petersburg estimated that the market for lines would grow at approximately 7% per annum until the year 2000. The growth rate is limited, in large part, by the current financial constraints of PTS and, to a lesser extent, the Company. The number of cellular subscribers in St. Petersburg has grown from approximately 6,400 at December 31, 1994 to approximately 55,000 at December 31, 1996, as St. Petersburg has become one of the fastest growing cellular markets in the Russian Federation.

         The telephone network serving St. Petersburg is operated by PTS, the local telephone company which was privatized in May 1993. PTS has 1,800,000 lines in operation, amounting to a nominal penetration rate of 36%. PTS's intra-city traffic is carried through a network of thirty-four transit exchanges distributed throughout St. Petersburg and all connected to each other in a "cobweb" fashion. The PTS network is outdated and overloaded, producing congestion, interference, "crossed lines" and poor transmission quality. Only 17% of PTS's exchanges are digital/electronic, and some of its equipment is over 40 years old. PTS has indicated that it plans to start charging for local calls in 1997, although initially it will charge only its business customers. PTS has entered into a number of other, primarily wireless, telecommunications joint ventures. However, PeterStar is the only wireline operator which is fully integrated with the PTS network.

         PTS routes long distance traffic through a gateway exchange operated by SPMMTS. This traffic is then passed to the Rostelecom long distance network for delivery throughout the rest of the Russian Federation and the other countries of the former Soviet Union. The Company owns a 10.4% equity interest in SPMMTS.

         SPMMTS is the gateway for international calls to and from St. Petersburg. SPMMTS has a number of options for the forwarding of international calls. Such calls can be directed to an international gateway owned by St. Petersburg International ("SPI"), a joint venture between British Telecommunications plc ("BT") and SPMMTS which has a direct satellite connection to the UK. In addition, SPMMTS has access, via Rostelecom, to the undersea cable between Russia and Denmark for international traffic. Finally, SPMMTS has the option to route international traffic through the international gateway in Moscow. In addition to SPMMTS, there are several independent dedicated networks which provide international telecommunications access in St. Petersburg, including BCL. Under the terms of its license, PeterStar may route its long distance and international traffic through SPMMTS and dedicated network operators such as BCL. To date, this traffic has been routed only through SPMMTS.

         The telecommunications market in St. Petersburg also supports three cellular operators (two analog and one digital) and a number of paging networks.

         In 1996, PTS and SPMMTS formed Telecominvest originally as a joint venture to act as a holding company for their respective interests in a number of telecommunications ventures in Northwest Russia. Subsequently, also in 1996, a Commerzbank affiliate acquired a 51% interest in Telecominvest. Currently Telecominvest owns 20% of PeterStar, 34% of North West GSM ("NW GSM"), the digital 900 MHZ operator for St. Petersburg, 49% of Neva Cable and 5% of Neda Paging. It is understood that PTS intends to transfer its interests in Delta Telecom (57.5%) and Neva Page (51%) to Telecominvest. Although as a result of this activity Telecominvest will hold interests in regional cellular operators which are customers of PeterStar, as well as other ventures which may be possible customers for PeterStar, it is unclear what the exact nature of Telecominvest's plans are with respect to these holdings or how such plans will affect PeterStar.

         Moscow

         Local public fixed-line telephone service in Moscow is provided by the Moscow City Telephone System ("MGTS"), a recently privatized company which operates the telephone network in Moscow. MGTS currently serves 3,800,000 subscribers, of which 79% are residential. Less than 6% of the switches on the MGTS network are digital and digital service generally is available to only 8.7% of its subscribers. Since local calls are free, the bulk of MGTS' revenue comes from line rental. However, MGTS has announced plans to introduce call metering as part of a major redevelopment of its network.

         MGTS has also announced a number of initiatives designed to develop the Moscow public network. In 1996, it was reported that MGTS planned to invest approximately $70 million in modernization programs. Two projects are to be carried out jointly with AT&T and Rostelecom and are aimed at creating 400,000 new access lines using fiber optic cable and digital exchanges. MGTS will be responsible for 75% to 80% of the total cost of the investments, with the remainder being supplied by joint venture partners and through credits. To date, MGTS has received a $50 million credit from Credit Suisse associated with equipment supplied by AT&T. A second project involving Siemens contemplates the installation of an additional 300,000 digital lines.

         In addition to MGTS, there are a number of digital overlay networks in Moscow which involve a Western investor (e.g., GPT, Belgacom, Lucent Technologies (formerly, AT&T Network Systems ("Lucent") and Global TeleSystems ("GTS")) and a local Russian partner (usually MGTS, the Central Telegraph Office or Rostelecom). Finally, there are a number of private network facilities owned by the local and regional utilities that provide services to a limited market segment.

         Russian Long Distance Market

         The Russian long distance market remains relatively underdeveloped, with poor network infrastructure resulting in limited network capacity. The size of the Russian long distance market was estimated by Barings Securities to be approximately $2 billion as of September 1995 and is expected to grow to $7 billion by the end of the decade, reflecting a compounded annual growth rate of approximately 29%. In contrast, according to the FCC, the size of the United States long distance market was approximately $67 billion in 1994. The Russian long distance market is projected by Barings Securities to grow from around 10 billion long distance minutes in 1995 to nearly 50 billion by the year 2000, representing a compounded annual growth rate of approximately 38%. To date, growth in the Russian long distance market has been limited by the lack of capital available for network infrastructure development.

TELECOMMUNICATIONS IN KAZAKSTAN

         The Company believes that Kazakstan is an attractive market for cellular services because the Kazak telecommunications market is significantly underserved by existing wireline operators. At the time of Kazakstan's independence in 1991, the Kazak telephone system consisted of the same outdated network equipment as the other telephone systems in the former Soviet republics. Currently, only 14% of Kazakstan's population of approximately 17,000,000 has telephone lines. The existing national telephone network consists of 1,960,000 lines, of which 350,000 are in Almaty. Due to the outdated condition of much of the telecommunications infrastructure in Kazakstan, basic telephone service is characterized by poor transmission quality. Quality international lines are available only to subscribers willing to pay premium rates for the services of an overlay operator. As a result, wireless communications is becoming an increasingly important aspect of telecommunications in Kazakstan.

         The national network is served by trunk switches in 19 regional centers throughout the country. New transit switches supplied by Alcatel and Lucent have been installed in approximately one half of the regional centers, and there are plans to complete the modernization of the remaining regional centers. The existing inter-regional long distance transmission network is wholly analog, based on high capacity coaxial cables running north to south and east to west through the major cities. In addition, a balanced pair cable route passes diagonally northwest from Almaty to the remaining regional centers in the middle of Kazakstan. All of these cables are equipped with outdated Soviet or East German analog transmission equipment. These analog transmission routes are expected to be replaced by modern fiber optic cable and digital transmission systems. Kazaktelekom has formed a joint venture with Deutsche Telekom to develop a fiber optic network linking Almaty to the future capital city of Akmola and other regional centers.

         All local exchange switching in Kazakstan has been via electromechanical exchanges using outdated equipment. The first modern digital exchange installed in Almaty consists of an early generation digital switch with a capacity of 20,000 lines. Conversion of all local exchanges to modern digital equipment is planned and some conversion has already begun. However, since modernization of the local exchanges and associated networks will be extremely costly and likely to produce a slow return on capital investment, it is estimated to be at least five years before there is a significant increase in modern digital local exchange capacity and growth in network capacity.

         Until 1992, the sole means of international access to and from Kazakstan was through a central switch located in Moscow. Kazakstan acquired its own international gateway in August 1992 when a new AT&T 5ESS switch was installed in Almaty. It now has direct international connections via satellite to the United States, Japan, Australia, Germany, France, Israel and Turkey and via analog cables to Moscow. Kazakstan has also announced plans to participate in projects to install fiber optic cable links between China, the countries of Central Asia and Europe, although these plans have been delayed due to a lack of financing.

         Actual operation of the public telephone network is carried out by Kazaktelekom, which was created for this purpose in June 1994, as well as regional operators. A variety of functions previously carried out by other governmental entities, including representation of the Kazak government in international telecommunications matters and the planning and development of the network in Kazakstan, have been transferred to Kazaktelekom. Kazaktelekom carries out its functions under the oversight and direction of the Kazak Ministry of Communications (the "KMOC"). It is understood that the government may seek to sell an interest in Kazaktelekom to a strategic investor. However, there is currently no clear timetable as to when such a sale would be completed. See "Ownership and Management of Operating Subsidiaries--BECET International--Relationship with Joint Venture Partners."

PETERSTAR COMPANY LIMITED

OVERVIEW

         PeterStar, in which the Company owns a 60% interest, operates a fully digital, city-wide fiber optic telecommunications network in St. Petersburg that is interconnected with the network of PTS, the local telephone company, as well as the Russian national and international long distance systems. PeterStar provides integrated high quality digital telecommunications services with modern transmission equipment, including local, national and international long distance and value-added services, to businesses in St. Petersburg seeking an alternative to the outdated, primarily analog PTS network, which suffers from significant capacity constraints, which are unlikely to be eliminated in the near term due to internal funding constraints at PTS. PeterStar is the only wireline operator with full access to the local, long distance and international networks serving the city. As a result, PeterStar is able to provide integrated telecommunications services to business customers, including bandwidth intensive users of voice, data and video communications. PeterStar's network is designed to support a wide range of telecommunication products and services with a high degree of reliability. Additionally, PeterStar provides the three cellular operators in St. Petersburg with access to digital switching and transmission capacity which significantly improves their ability to consistently receive and deliver their customers' traffic. PeterStar also provides an alternative, reliable transmission route for incoming and outgoing traffic between the SPMMTS long distance and international gateway and the PTS public network, thereby avoiding the bottlenecks on the public network.

         See "--Telecommunications Licenses--PeterStar Company Limited" for a description of the telecommunications licenses held by PeterStar.

STRATEGY

         As of December 31, 1996, PeterStar had an installed capacity of 30,000 fixed lines. PeterStar's strategy is to meet the growing demands of business customers and other network operators in St. Petersburg through the expansion of its current numbering capacity allocated by the RSCC of 100,000 lines to a total of approximately 200,000 lines by 2001. PeterStar is currently adding incremental transmission capacity and upgrading the transmission network from STM-4 to STM-16, as well as working on the introduction of new service features such as interservices digital network ("ISDN") capability, which allows simultaneous transmission of voice, data, video and still images. In addition, as part of its strategic relationship with PTS, PeterStar intends to continue to provide targeted support to PTS in its effort to upgrade and modernize its network. See "--Products and Services--Potential Expansion of Direct Dial Services." The business environment in St. Petersburg continues to improve, with the ongoing growth of small to mid-sized Russian and foreign businesses and the development of the banking and financial services industries. PeterStar has placed increased emphasis on this market segment in order to capitalize on what it considers to be a significant market opportunity. PeterStar will continue to market its services from sales offices at the five primary PTS node sites, giving PeterStar considerable exposure in the marketplace.

         PeterStar will expand, on a targeted basis, its local network infrastructure by connecting, where economically feasible, additional business and residential subscribers. As part of this program, PeterStar has agreed to redevelop certain parts of the analog PTS network, further strengthening its relationship with PTS. PeterStar also expects to increase its operating presence in Northwest Russia through the targeted development of digital infrastructure to connect business customers and develop operational relationships with the regional telephone companies.

PRODUCTS AND SERVICES

         PeterStar currently provides (i) direct dial voice services to business and residential customers, (ii) transit services for cellular operators, (iii) transit services for SPMMTS, the only licensed gateway in St. Petersburg to the public long distance and international networks, and (iv) value-added services. PeterStar markets its products and services through its own direct sales force which targets mainly Russian and foreign corporate accounts.

         PeterStar's customer base currently consists of three general categories: (i) business customers, (ii) cellular operators, and (iii) residential customers. In addition, PeterStar acts as one of the transmission mechanisms for incoming and outgoing traffic between the SPMMTS long distance and international gateway and the PTS public network. PeterStar's primary focus has been the provision of telephony products and services to business customers, including those which generate large amounts of outgoing international traffic.

         The following table illustrates, as of December 31, 1994, 1995 and 1996, the number of lines on the PeterStar network, set forth by customer segment:



                              No. of Lines                     No. of Lines                    No. of Lines
                                  as of            % of           as of            % of           as of           % of
                                Dec. 31,           1996          Dec. 31,          1995          Dec. 31,         1994
                                  1996            Total            1995            Total           1994           Total
                                  ----            -----            ----            -----           ----           -----
TYPE OF CUSTOMER
Direct dial--business             12,482            24%             4,840            23%            1,500           36%
Direct dial--residential           2,310             4%             2,029             9%              214            5%
Cellular operators                37,213            72%            14,659            68%            2,386           59%
                                  ------            ---            ------            ---            -----           ---
         Total                    52,005           100%            21,528           100%            4,100          100%
                                  ======           ====            ======           ====            -----          ----

         The following shows the breakdown of call load on the PeterStar network for the years ended December 31, 1994, 1995 and 1996 (including incoming traffic from SPMMTS routed on the PeterStar network pursuant to a separate transit agreement between PeterStar and SPMMTS. See "--Transit Service to SPMMTS.").


                                No. of             % of           No. of           % of           No. of          % of
                                Minutes            1996          Minutes           1995          Minutes          1994
                                in 1996           Total          in 1995           Total         in 1994          Total
                                -------           -----          -------           -----         -------          -----
CALL TYPE
Local                          114,236,000          89%        32,127,600            85%        5,898,200           72%
Long distance                    9,283,000           7%         3,326,100             9%        1,098,300           14%
International                    5,327,000           4%         2,371,400             6%        1,116,900           14%
                                 ---------           --       -----------           ----        ---------          ----
         Total                 128,846,000         100%        37,825,100           100%        8,158,400          100%
                               ===========         ====        ==========           ====        =========          ====

         Direct Dial Voice Services

         PeterStar provides its customers a choice between new digital installations or the upgrading of existing PTS analog connections to digital capability. New lines are provided via either the traditional copper connections or fiber optics. PeterStar's digital overlay network provides improved long distance and international connectivity and offers a package of exchange services such as call waiting, call forwarding and three way conferencing. PeterStar is the only operator with full access to the local, long distance and international networks serving St. Petersburg.

         For domestic long distance connections, PeterStar offers, through SPMMTS, dedicated digital circuits to Moscow. Moscow is the destination of approximately 80% of the long distance traffic from St. Petersburg, all other national traffic being directed to the national switching center of Rostelecom in Moscow for delivery throughout the Russian Federation.

         For international connections, PeterStar provides international access through SPI. International calls are then routed on the BT international digital network to their final destination.

         Call revenues and total minutes in this segment amount to $12.8 million, $6.2 million and $4.4 million, and 71,128,000, 19,995,000, and
6,153,000, in 1996, 1995 and 1994, respectively. The 1996 amounts include delivery of incoming and outgoing traffic from and to the SPMMTS gateway. See "--Transit Service to SPMMTS."

         Direct Dial--Business Customers. PeterStar's primary focus has been the provision of telecommunication products and services to business customers, including those which generate large amounts of outgoing international traffic. PeterStar targets both foreign and, increasingly, Russian businesses which have requirements for high quality local, long distance and international telecommunications services. As of December 31, 1996, foreign businesses, such as ABB, Rothmans Inc., Unilever N.V., Littlewoods, Coopers and Lybrand, Global One and Cadbury, represented approximately 14% of PeterStar's 1,885 business customers and Russian businesses, such as Baltika Brewery and LenEnergo, represented the balance. Russian businesses accounted for 80% of PeterStar's total directly connected revenues in 1996.

         The following table shows the call usage breakdown for business customers for 1994, 1995 and 1996:


                          % of total         % of total         % of total      % of total      % of total     % of total
                              1996              1996               1995            1995            1994           1994
                          call revenue         minutes         call revenue       minutes      call revenue      minutes
                          ------------         -------         ------------       -------      ------------      -------
CALL TYPE
Local                         10%                78%                7%              76%             4%             65%
Long distance                 44%                15%               34%              15%            20%             17%
International                 46%                 7%               59%               9%            76%             18%

         Direct Dial--Residential Customers. As of December 31, 1996, PeterStar had connected 2,310 residential customers to its network. Revenue from direct dial residential customers totaled $144,000 in 1996 and amounted to 0.4% of total PeterStar revenue for the year. At present, PeterStar does not directly receive any call revenue from its residential customers. See "-- Billing, Tariffs and Interconnection Charges--Tariffs--Residential Customers."

         Potential Expansion of Direct Dial Services

         PeterStar has agreed with PTS to undertake an infrastructure project centering on the replacement of analog step-by-step and cross-bar exchanges with digital telecommunications equipment for Vassilievski Island, a city district in St. Petersburg. This project will require the conversion of 30,000 business and residential lines that are currently operated by PTS, after which such lines become a part of the PeterStar network. While the business customers will be charged PeterStar tariffs, the residential customers will only pay PeterStar the equivalent PTS rate for the line rental. PeterStar anticipates collecting the revenues on national and international calling from these customers, although the level of such calling for residential customers is not expected to be substantial. As of December 31, 1996, contracts totaling approximately $15.0 million have been signed with Lucent to provide the telecommunications infrastructure. Of this amount, approximately $3.0 million will be utilized for the purchase of equipment to upgrade the PeterStar transmission network. PeterStar also anticipates that it will be responsible for a portion of the civil works costs associated with the Vassilievski Island project, which PeterStar anticipates will cost between $3.0 million and $7.0 million. The total costs of the project will be partly financed by a long-term vendor financing agreement with Lucent, through an equipment leasing arrangement between the Company and PeterStar and internally generated cashflow.

         PeterStar plans to further enhance its transit links between PTS and the SPMMTS gateway exchanges, generating revenues by acting as a conduit between these exchanges for long distance and international traffic on the public network.

         PeterStar also expects to increase its operating presence in Northwest Russia through the targeted development of digital infrastructure to connect business customers and to develop operational relationships with the regional telephone companies. PeterStar anticipates that Novgorod will be the first city to be connected under this strategy. PeterStar believes that its new telecommunications licenses allow it to interconnect with both public and private operators in Northwest Russia and, accordingly, anticipates closer cooperation with both Teleport-TP and BCL in connection with the expansion of its core business in St. Petersburg and the implementation of its strategy in Northwest Russia.

         Cellular Services

         The three cellular operators in St. Petersburg currently utilize the PeterStar network to deliver high quality services to their customers and provide reliable access to the local, long distance and international networks. PeterStar's digital infrastructure enhances the ability of the cellular operators to consistently receive and deliver their customer's traffic, a benefit that is not achievable by using the outdated PTS transmission network. In addition, the lack of capacity on the PTS network provides a significant constraint on the ability of the cellular operators to expand their capacity to meet market demand. Access to the PeterStar network provides these cellular operators with the additional capacity necessary to accommodate their planned growth.

         The number of cellular customers in St. Petersburg has increased from approximately 6,400 at December 31, 1994 to approximately 55,000 at December 31, 1996, as St. Petersburg has become one of the fastest growing cellular markets in Russia. Subscribers are primarily business customers who use cellular service as a means for mobility rather than as an alternative to the wireline network.

         The three cellular operators in St. Petersburg are:

         Delta Telecom. Delta, the NMT 450 operator, was connected to the PeterStar network in September 1995. Delta, a joint venture between PTS and Russian Telecommunications Development Corporation, an affiliate of U.S. West Media Group, Inc. ("US West"), has over 20,000 subscribers on its network, of which 6,400 were connected as of December 31, 1996 to the PeterStar network for local access and overflow long distance and international access, with the balance connected via PTS. PeterStar has commenced negotiations, but has not yet reached agreement, with Delta to transfer the remaining subscribers to its network. Delta offers its subscribers automatic roaming capability with Moscow Cellular Communications, a venture in Moscow in which US West also has an equity interest, and a number of other NMT-450 networks in Northwest Russia.

         North West GSM. NW GSM, the digital 900 MHZ operator for the city, has been connected to the PeterStar system since September 1994. At December 31, 1996, all of NW GSM's 22,210 subscribers were connected to the PeterStar network. NW GSM is a joint venture between PTS, Telecom Finland, Telia, Norwegian Telecom and Lensvyaz. NW GSM currently offers its subscribers a wide range of international roaming including Scandinavia and a number of countries in Western Europe. PeterStar provides NW GSM with local, long distance and international digital access.

         Fora Communications (formerly known as St. Petersburg Telecom). Fora, a joint venture between Motorola, Inc. ("Motorola") and the City of St. Petersburg, is an AMPS 800 cellular system that has been connected to the PeterStar system since July 1994. At December 31, 1996, all of Fora's 8,603 subscribers were connected to the PeterStar network. Fora offers its subscribers a roaming capability with other AMPS operators in Moscow, the Leningrad Oblast (the region around St.

Petersburg) and selected cities along the St. Petersburg-Moscow corridor. Fora has begun discussions with BECET to offering roaming service to its subscribers in Kazakstan. PeterStar provides Fora with local, long distance and international digital access.

         The following table sets forth, for each cellular operator, the number of lines connected to PeterStar at December 31, 1994, 1995 and 1996:


                                   Lines connected at            Lines connected at            Lines connected at
Cellular Operator                     Dec. 31, 1996                 Dec. 31, 1995                 Dec. 31, 1994
-----------------                     -------------                 -------------                 -------------
Fora Communications                           8,603                         3,410                         1,896
Northwest GSM                                22,210                         7,049                           490
Delta Telecom                                 6,400                         4,200                            --

         Call revenues and total minutes in this segment amount to $5.2 million, $2.2 million and $0.2 million, and 57,729,000, 17,830,000, and 2,005,000, in
1996, 1995 and 1994, respectively.

         The following table illustrates the call usage breakdown for 1994, 1995 and 1996:

                             % of total       % of total        % of total      % of total      % of total     % of total
                                1996             1996              1995            1995            1994           1994
                            call revenue        minutes        call revenue       minutes      call revenue      minutes
                            ------------        -------        ------------       -------      ------------      -------
CALL TYPE
Local                           45%               93%              47%              94%            56%             96%
Long distance                   15%                3%               9%               2%            11%              2%
International                   30%                4%              44%               4%            33%              2%

         Transit Service to SPMMTS

         PeterStar acts as one of the transmission mechanisms for incoming and outgoing traffic between the SPMMTS long distance and international gateway and the PTS public network, thereby avoiding the bottlenecks on the public network. For incoming traffic, SPMMTS delivers to PeterStar a portion of the traffic to be delivered to the public network customers of PTS. PeterStar takes this traffic and routes it on its network to the most appropriate point on the PTS network for local delivery by PTS. For outgoing traffic, PTS delivers onto the PeterStar network a certain portion of the total traffic to be directed outside of St. Petersburg (either long distance or international), thus bypassing its congested network. PeterStar then routes the traffic to SPMMTS for onward delivery. Pursuant to the contract between SPMMTS and PeterStar, SPMMTS has agreed to deliver a certain amount of traffic through PeterStar.

         In both instances, PeterStar receives a per-minute fee based on the level of traffic passing through its network. This service became fully operational in December 1995. In 1996, PeterStar routed 22,202,322 minutes on its network, resulting in revenues of $1.0 million.

         Value-Added Services

         PeterStar also provides, or plans to introduce, a number of value-added services to complement the basic fixed network services it currently provides. The Company believes that the ability to provide such services on the PeterStar digital network is a key competitive advantage in the St. Petersburg marketplace. Current and planned services include the following:

         Data Services. PeterStar provides high speed data links across the city of St. Petersburg. These connections provide links between the computer networks of banks and large companies, allowing for data interchange between a variety of back office systems. The target customer for such services is the emerging financial sector, with Sberbank, Promstroibank, and Bank St. Petersburg all currently using PeterStar's services. Other customers for these high speed links, such as Reuters, utilize PeterStar to deliver value-added services to their own customers. As of December 31, 1996, PeterStar had 1,424 64 Kb/s channels in service, which generated $1.8 million in revenues in 1996, or 6% of total PeterStar revenue for the period.

         Operator services. PeterStar has provided operator assistance service since the third quarter of 1995 pursuant to a 1995 agreement between PeterStar and SPMMTS to provide to PeterStar primary access to the "07" (long distance) operators connecting customers on a non-automatic dial destination throughout the Russian Federation and the other countries of the former Soviet Union. PeterStar also plans to provide access to wider databases including those provided by C.P.Y. Yellow Pages Limited, the Company's wholly owned subsidiary.

         Calling Card Services. In November 1995, PeterStar launched a direct dial calling card service, enabling subscribers to dial directly through the PeterStar network if using a tone dial telephone. The service is also available via the PeterStar operator service for pulse and rotary dial telephones. The service is directed at visiting business travelers and users who want access to PeterStar facilities when away from their offices.

         Audiotext. PeterStar plans to launch audiotext (i.e., "1-900") services in the second quarter of 1997, offering a combination of recorded information and live entertainment. Recorded information will include information on cultural events, weather, traffic and horoscopes. Entertainment services will include "chat line" services.

         Equipment Sales. PeterStar offers customers a wide range of telecommunications equipment as a means of enhancing its service. PeterStar is the exclusive distributor of Lucent equipment in St. Petersburg. It offers PBXs, key systems, handsets, and the full range of customer terminals including Partner, Partner Plus, Merlin and Definity. PeterStar also offers a maintenance service for the equipment.

         ISDN. PeterStar is planning to offer ISDN services over its local network beginning in the second quarter of 1997 following the completion of new network facilities from Lucent which are currently being installed. PeterStar will also offer international ISDN services once the standard for CIT-7 signaling has been agreed and the upgrade of the SPMMTS gateway has been completed.

         Internet. Since August 1996, PeterStar has provided its subscribers access to the Internet via WEBplus. Pursuant to an agreement between PeterStar and WEBplus, access to three new WEBplus services, "Direct", "Subscribe" and "Connect" has been provided. The first two services provide access to the Internet by means of modem over PeterStar telephone lines and differ from each other only in the method of charging for it. The tariff for the "WEBplus Direct" service is $0.04 per minute including the payment for local communication over the PeterStar network. The amount specified is added to the common invoice as a separate direction of telephone communication. WEBplus does not collect the subscribers' fee for the "Direct" service. The "WEBplus Subscribe" service provides unlimited access to the Internet at a fixed monthly charge of $40 (invoices are issued by WEBplus). Telephone communication with WEBplus is paid at the usual PeterStar tariff ($0.03 per minute at the day time, $0.02 per minute at night). The "WEBplus Connect" service differs from the other services in providing permanent access to the Internet node of WEBplus via PeterStar's dedicated circuit. WEBplus collects a fixed monthly charge for the "Connect" service depending on the data speed required. The PeterStar dedicated circuit is paid for by a subscriber at a special reduced tariff. All of these Internet services are available for the subscribers of the PeterStar network only.

NETWORK AND FACILITIES

         PeterStar's network and facilities give it the ability to provide advanced digital services to the telecommunications market in St. Petersburg, services that the Company believes PTS, with its analog network, will be unable to provide in the near term due to internal funding constraints at PTS. The PeterStar network consists of modern computer-controlled digital exchanges which are connected by fiber optic cables, advanced transmission systems and remote switching units and concentrators. The fiber optic network forms three rings, permitting traffic to be re-routed in the event that a cable is cut or damaged. The network is fully interconnected with the PTS network, with connections via 320 kilometers of fiber optic cable to all thirty-four PTS transit exchanges distributed throughout St. Petersburg. These direct connections to all of the primary PTS exchanges enable callers to by-pass congestion on the PTS network. The fiber optic cables also provide direct links to the SPMMTS switch, providing PeterStar with long distance and international access.

         In addition to core network development, PeterStar, as part of its goal to be the full service telecommunications provider to the business community in St. Petersburg, undertook a number of specialized customer connections to its network, tailoring the solution to the specific customers' needs. This involved investment in, among other things, new cable, trunked radio, and premises equipment. Contracts concluded in 1996 include those with Promstroibank, DHL, Motorola, ABB and the AT&T branch office in St. Petersburg.

         The PeterStar network currently consists of two AT&T 5ESS exchanges and several remote concentrators. PeterStar's Vassilievski Island exchange now serves as its main transit exchange, and is linked to the other PeterStar exchange located in Ligovskaia, in the central business district of St. Petersburg, as well as with PTS and SPMMTS. The Vassilievski Island exchange has the capacity to serve a large number of customers, both in the immediate vicinity of Vassilievski Island and at remote locations via the fiber optic network. This capacity enables PeterStar to carry substantial traffic to and from the PTS network to other network operators, such as cellular operators, and to provide high quality links for long distance and international calls. PeterStar is currently adding incremental transmission capacity and upgrading the transmission network from STM-4 to STM-16, as well as working on the provision of new service features such as ISDN. In addition, as part of its strategic relationship with PTS, PeterStar intends to continue to provide targeted support to PTS in its effort to upgrade and modernize its network. See "--Products and Services--Potential Expansion of Direct Dial Services."

         During 1995, PeterStar commenced the installation of a data network to provide customers with high capacity circuits across the city. General Data Corporation ("GDC") is supplying multiplexing equipment to support the provision of such services on the existing fiber network. This equipment has now been installed at 23 of the PTS exchanges connected to the PeterStar network and is connected by 22 2 Mb/s trunks on the PeterStar network. The installed capacity of the data network is 870 standard 64 Kb/s digital trunks. Customers, primarily banks, other financial institutions and government agencies, use the service primarily for connecting their local area networks (LANs) between branches.

BILLING, TARIFFS AND INTERCONNECTION CHARGES

         Billing

         PeterStar provides monthly itemized bills to its customers denominated in U.S. Dollars. Installation and initiation charges, line rental and local and long distance call charges must be paid in Roubles at the U.S. Dollar/Rouble exchange rate on the date when the customer instructs its bank to make payment. Currency regulations govern the currency in which international call charges may be paid and depend upon the residency status of the customer. Russian resident companies are required to pay in Roubles while non-resident companies may pay in Roubles or U.S. Dollars. Customers who are permitted to pay in U.S. Dollars are also able to pay by U.S. Dollar-denominated credit cards, as PeterStar is now registered to accept American Express and other major credit cards. Late fees are assessed on all invoices after 30 days, at the rate of 10% per month. By denominating its bills in U.S. Dollars (and exchanging Roubles at the then current U.S. Dollar/Rouble exchange rate), PeterStar limits the exchange rate risk otherwise associated with transacting business in a foreign currency.

         Tariffs

         There are no specific regulations regarding tariffs charged by PeterStar. PeterStar sets its tariffs taking into account those charged by PeterStar's interconnect parties, namely PTS, SPMMTS and SPI, as well as competitive pressures in the marketplace. PeterStar charges its customers for the installation of equipment and initiation of service, line rental, local, long distance and international calls and special services.

         In the period during which PeterStar has operated, there has been significant price convergence between PeterStar and PTS national and international call tariffs. As PeterStar has widened its customer base, it has reduced its national and international call tariffs. At the same time, SPMMTS, as the public network in St. Petersburg for national and international access, has increased its tariffs for long distance access. There is now less than a 10% differential between the peak-hour PeterStar and SPMMTS tariffs to business customers. While PTS has yet to introduce local call metering to its customers, PeterStar management believes that this will take place within the next 12 months.

         PeterStar's published tariff for local calls is $0.03 per minute peak (8 AM to 8 PM) and $0.02 per minute at other times. For domestic long distance calls, the tariffs range from $0.59 to $0.90 per minute, depending on the call's destination and the time of the call. For international long distance calls, tariffs are based on the call's destination and the time of the call, with peak time tariffs ranging from $0.85 to $3.24 per minute. The tariffs for peak time calls to Europe and North America are $1.30 and $2.67 per minute, respectively.

         The installation charge for PeterStar telephone lines is $500 per line for the first 4 lines, $350 per line for the next five lines and $200 per line for each line above nine lines. For 2 Mb/s digital circuits, the installation charge is currently $4,500 for the first circuit and $3,500 for each additional circuit. The monthly rental charge is $20 for a telephone line and $750 for a 2 Mb/s digital circuit.

         Business Customers. PeterStar business customers are charged the full PeterStar published tariffs for installation and initiation charges, line rental and local, long distance and international calls. Certain discounts are given for installations based on the number of lines installed at a single customer location.

         Cellular Service Providers. The cellular companies pay PeterStar for the installation and lease of 2 Mb/s links, a connection charge for each number connected and a monthly rental fee for each number, plus volume related call charges. While the current agreements with the cellular operators were each separately negotiated, there have been recent moves to create a uniform tariff structure.

         Residential Customers. PeterStar only receives line rental and connection charges from residential customers at the PTS rate. PeterStar will not receive local call charges from residential customers until PTS imposes such charges and then will only receive charges at the PTS rate. Long distance and international calls are billed directly to residential customers by SPMMTS and PeterStar receives no part of these revenues.

         SPMMTS. PeterStar generates a call-related, per minute fee for both the incoming and outgoing traffic passing on its network as part of its interconnect services provided to SPMMTS.

         Interconnection Charges

         PeterStar has been able to negotiate favorable tariffs for interconnection fees and carrier charges with both PTS and SPMMTS. PeterStar's current interconnect agreements with PTS and SPMMTS expire in December and November 1997, respectively. The agreements provide for automatic extensions at the end of their term unless otherwise terminated by either party. The interconnection fees and carrier charges payable under the interconnect agreements are subject to renegotiation between the parties from time to time.

SUPPLIERS

         Lucent is PeterStar's main network equipment supplier. The Company has entered into a series of equipment supply agreements with Lucent for the purchase of telecommunications equipment, including transmission systems, switching equipment and related software, for the PeterStar network. See "--Description of Agreements -- PeterStar Company Limited." In addition to the network supply agreements, PeterStar acts as Lucent's distributor of telecommunications equipment in St. Petersburg. PeterStar also has supplier relationships with ECI for SDH transmission equipment and GDC for the supply of certain elements of its data network.

BALTIC COMMUNICATIONS LIMITED

         The Company acquired a 100% interest in BCL, a provider of international direct dial, international payphone and private line services for Russian and foreign businesses in St. Petersburg, in April 1996. BCL also offers a number of advanced broadband services, such as "carrier's carrier" service to other telecommunications operators. Agreements have been reached with Telia of Sweden and Comstar of Moscow which guarantee 100,000 and 115,000 transit minutes, respectively, to BCL per month. BCL has its own international facilities providing fiber access.

         See "--Telecommunications Licenses--Baltic Communications Limited" for a description of the telecommunications licenses held by BCL.

         BCL had approximately 407 subscribers and 857 lines as of December 31, 1996. BCL generated approximately 3.7 million minutes of traffic (representing $5.1 million in revenues) for the nine months ended December 31, 1996 of which the bulk were international. BCL is currently investigating means to increase the capacity on its network and to provide additional capacity for "carrier's carrier" services.

         The Company intends to cross-sell the distinct service offerings provided by PeterStar and BCL to their respective customer bases. For example, PeterStar's marketing representatives will now also be able to market BCL's international private line services to PeterStar's customers. In addition, the acquisition provides the Company with the opportunity to (i) realize economies of scale at the operational level (i.e. a single sales and customer services channel and coordinated technical resources) and (ii) introduce new services to targeted markets in a more efficient manner.

TECHNOCOM LIMITED

OVERVIEW

         Technocom is the primary mechanism through which the Company intends to participate in the provision of high quality long distance telecommunications services in the Russian Federation. Technocom's principal asset is its equity interest in Teleport-TP, a Moscow-based long distance and international operator targeting the developing Russian business sector with its satellite-based telecommunications services. Technocom also holds a 49% interest in MTR-Sviaz, a venture between Technocom and Mosenergo formed to modernize and commercialize a portion of Mosenergo's internal telecommunications network. Other interests of Technocom include: a 50% interest in Rosh Telecom, a telecommunications equipment distributor; a 75% interest in SCS, a marketing company selling television broadcasting services; and a 41% interest in ZAO Cardlink ("Cardlink"), a proposed wireless data venture in Moscow.

         Currently, Technocom generates its primary income by leasing telecommunications equipment to Teleport-TP and MTR-Sviaz and providing marketing services to Teleport-TP.

         See "-Telecommunications Licenses--Technocom Limited" for a description of the telecommunications licenses held by Teleport-TP and MTR-Sviaz.

STRATEGY

         Technocom, through Teleport-TP, is expanding its existing operations-- the provision of dedicated international telecommunications services--to the provision of long distance telecommunications services in the Russian Federation utilizing Western satellite capacity and technology. Technocom believes that there is a largely untapped market for satellite links between various regions of the Russian Federation due to the current poor quality, or total absence of, terrestrial long distance lines in many areas. Installation of the first phase of the long distance network program commenced in the second half of 1996, with 16 sites finished as of December 31, 1996. Technocom has contracted with the telecommunications equipment supplier Scientific-Atlanta to supply equipment for a total of 45 sites which will, based on current plans, be introduced by mid to late 1997.

TELEPORT-TP

Overview

         Since 1994, Teleport-TP has operated an international telecommunications network providing dedicated voice, data and video services, as well as bandwidth, to Russian and foreign businesses and private telecommunications networks. During 1996, Teleport-TP commenced the installation of a long distance network which is being targeted to high volume customers requiring high quality, reliable long distance service across the Russian Federation.

Dedicated International Network Services

         Products and Services.

         Teleport-TP provides dedicated international telecommunications services through access to two Intelsat satellites and one Eutelsat satellite. Teleport-TP's arrangements with Intelsat and Eutelsat provide it with flexible and reliable satellite capacity, allowing Teleport-TP to provide consistent, high quality dedicated international telecommunications services to Russian and foreign businesses. The Company believes these arrangements represent a significant competitive advantage over carriers using less reliable Russian-made satellite systems. As of December 31, 1996, Teleport-TP provided access to over 1,100 international digital circuits to 29 operators in 22 countries, making it one of the largest international carriers in the Russian Federation.

         Intelsat Arrangements. Teleport-TP currently routes international traffic through two Intelsat satellites at 342(0) and 63(0) pursuant to a fifteen year contract with Intelsat signed in January 1993. Since January 1993, Teleport-TP has been the only private Intelsat operator in the Russian Federation, the only other operator being the Russian Space Communications Corporation, the state-owned satellite organization, which, like Teleport-TP, provides services to private non-governmental entities. Teleport-TP currently has access to over 1,100 Intelsat circuits for its dedicated international network services, and estimates that at the present time it supplies the majority of the total digital international satellite circuits to the Russian Federation. (In addition, Teleport-TP began using transponder capacity on a third Intelsat satellite in connection with the development of its long distance network program. See "--Long Distance Network Services--Network and Facilities.")

         The list below sets forth the countries currently served by Teleport-TP through its Intelsat circuits:


Australia                      Israel                         South Korea
China                          Japan                          Sri Lanka
Germany                        Kuwait                         Taiwan
Greece                         Lebanon                        United Arab Emirates
Hong Kong                      Pakistan                       United Kingdom
Hungary                        Saudi Arabia                   United States
India                          Singapore
Iran                           South Africa

         In order to reach those countries to which it has not yet opened direct routes, Teleport-TP has entered into carrier relationships with Deutsche Telekom ("DT") in Germany, AT&T in the United States and Kokusai Denshin Denwa Co., Ltd. ("KDD") in Japan. Teleport-TP receives the same accounting rate and equal division of revenue from DT, AT&T and KDD as has been negotiated between the Russian Space Communications Corporation and the German, United States and Japanese governments.

         The Intelsat system, with 22 operational satellites of 4 different configurations, is of significantly greater size, and provides greater coverage, than any of its competitors. Intelsat's global capacity makes it the leading international telecommunications satellite operator. The Intelsat organization is able to offer flexible and reliable satellite capacity, supported by a variety of contingency plans. Additionally, because of the strength of the Intelsat organization, manufacturers and operators have designed their ground stations to be compatible with Intelsat's specifications, creating a system that is global and transparent to users and their customers.

         Teleport-TP's relationship with Intelsat provides a number of advantages to Teleport-TP and its customers, including: (i) high quality and reliable service resulting from the reliability of the satellite system; (ii) a wide range of service options; (iii) a wide range of consulting and training services; and (iv) operational planning and management services reflecting Intelsat's experience with in excess of 60 telecommunications satellites over a period of 30 years. Consulting services provided by Intelsat have been important to Teleport-TP in developing the specifications for the pan-Russian long distance satellite network. See "--Long Distance Network Services--Network and Facilities."

         Eutelsat Arrangements. Pursuant to a ten-year agreement with Eutelsat, which commenced in September 1995, Teleport-TP has access to a total switched capacity of 1,800 international circuits. Teleport-TP is the only private registered Eutelsat operator in the Russian Federation.

         Teleport-TP, through its Eutelsat circuits, currently serves Cyprus, Denmark, Switzerland, Poland and Serbia.

         Eutelsat is the intergovernmental organization responsible for providing satellite communications space segment facilities for almost all European nations. Although originally designed to provide principally television and radio satellite facility capability, Eutelsat satellites now carry large quantities of telecommunications traffic. Most of the signatories to the Eutelsat agreement are national telephone companies, often with a right to exclusive use or monopoly control of operations of users within their home territory. Teleport-TP, although not an investor in Eutelsat, will benefit from relatively inexpensive access to the Eutelsat system. Pursuant to the initial agreement between Teleport-TP and Eutelsat, 50% of the cost of the earth station is being financed on favorable terms by Eutelsat and 300 satellite circuits will be provided free to Teleport-TP for the first three years.

         Access to the Eutelsat system provides Teleport-TP with the opportunity to connect, at advantageous rates, to other European entities, offering voice, data, television and satellite news gathering services, as well as bandwidth. The Eutelsat system is designed to have high transponder capacity, with built-in redundancy, both within its satellites and by the provision of in-orbit spare capacity. Additionally, the transponder, antenna and cross-connect facilities make for very flexible space segment capacity. The Company believes that Teleport-TP's position as a provider of Eutelsat services in the Russian Federation will provide it with a considerable strategic advantage with respect to intra-European telecommunications.

         TV Transmission. An additional source of revenue for Teleport-TP has been the provision of international circuits for the transmission of television signals to broadcasters who require international transmission capacity on an as-needed, rather than a scheduled, basis. Customers for this service include Capital Cities--ABC, NHK and Fuji TV of Japan and TV India. Revenues from the transmission of television signals totaled approximately $0.75 million in 1996, accounting for approximately 6% of Teleport-TP's revenues for the year.

         Customers and Marketing

         Rostelecom. Rostelecom, the primary national and international carrier in the Russian Federation and the holder of a 44% ownership interest in Teleport-TP, is its principal customer for dedicated international network services. Teleport-TP leases 873 Intelsat circuits and 30 Eutelsat circuits to Rostelecom, at a fixed rate per type of circuit, pursuant to a five-year contract signed on December 1, 1992. Currently, these fixed rate payments total approximately $330,000 per month, generating $3.96 million in revenue in 1996. The contract is automatically renewable upon the expiration of its initial term, unless terminated by either party. Rostelecom utilizes Teleport-TP on traffic routes where it does not yet have a direct terrestrial connection and where the cost of a terrestrial connection would be prohibitive. On such routes, Teleport-TP provides Rostelecom with a means of accessing high quality digital international circuits that are not available via other Russian satellite or terrestrial carriers. Teleport-TP provides Rostelecom a means of accessing international capacity via satellite since Rostelecom has no direct access to its own satellite facilities.

         Carrier Relationships. Teleport-TP, through its direct carrier relationships with AT&T of the United States and KDD of Japan, generates revenue from the carriage of incoming traffic to the Russian Federation. Teleport-TP carried 2.4 million incoming minutes during 1996, generating approximately $3.5 million in revenues which accounted for approximately 31% of Teleport-TP's total revenue for the year.

         Private Networks. Teleport-TP also has relationships with a number of business centers and private network operators. Teleport-TP's most important private network customer to date has been Sprint Sviaz, a Russian subsidiary of U.S. Sprint, which leases 60 international circuits. Other private network customers include MTR-Sviaz, Technopark, the Intourist Computer Center and the Oil House Business Center.

         Network and Facilities

         Teleport-TP's dedicated international telecommunications network consists of an earth station, an international switch and fiber optic cable. These network facilities are owned by Technocom and leased to Teleport-TP. See "--Description of Agreements--Technocom Limited--Equipment Leases" and "--Eutelsat." The earth station consists of two Standard-A 18.3 meter antennas linked to two Intelsat satellites, the first of which serves Western Europe and the United States and the second of which serves the Far East, and a 13 meter antenna linked to a Eutelsat satellite.

         Fiber optic cable links Teleport-TP's switch with its principal customers, including the national network of Rostelecom, the national television switching center in Ostankino, and a number of business parks and state-owned utilities located in Moscow and the Moscow region. The cable, which is owned by Technocom, utilizes the underground facilities of MGTS, the operator of the local telephone network in Moscow, under one year agreements which are subject to automatic one year renewals unless either party provides timely notice of cancellation. The current agreements expire on December 31, 1997.

         Billing and Tariffs.

         Teleport-TP bills the operators of the networks it serves, who in turn are responsible for billing the subscribers to those networks, and the individual subscribers. Teleport-TP seeks to establish automatic payment of accounts through bank guarantees provided by the customers' banks.

         Teleport-TP's bills are denominated in U.S. Dollars. Installation and initiation charges and line rental must be paid in Roubles at the U.S. Dollar/Rouble exchange rate on the date when the customer instructs its bank to make payment. Currency regulations govern the currency in which international call charges may be paid and depend upon the residency status of the customer. Russian resident companies are required to pay in Roubles, while non-resident companies are permitted to pay in Roubles or U.S. Dollars. By denominating its bills in U.S. Dollars (and exchanging Roubles at the then current U.S. Dollar/Rouble exchange rate), Teleport-TP limits the exchange rate risk otherwise associated with transacting business in a foreign currency.

         There are no specific regulations affecting tariffs charged by Teleport-TP. Teleport-TP sets its tariffs taking into account those charged by its interconnect parties, as well as competitive pressures in the marketplace. Teleport-TP maintains tariffs for international calls and for television transmissions. Teleport-TP also has fixed line charges, for connection and rental fees, although these currently do not contribute significantly to its revenues. However, as Teleport-TP expands its activities and more private customers are connected to its network, revenues from fixed line charges may become more significant.

         The tariff schedule that Teleport-TP offers to its dedicated network customers for international calls ranges from $1.35 to $3.00 per minute, depending on the call's destination and the volume of calls placed by each customer regardless of the time or day. Teleport-TP offers a range of discounts for customers that exceed a certain targeted level of call minutes. Discount packages are being developed for individual customers on a case-by-case basis as the business matures.

         The basic charge for use of Teleport-TP facilities for television broadcasting is $1,025 for the first ten minutes of broadcast time, and $31.50 for each additional minute. Due to the administration required for each set-up, the customer is charged for a minimum of ten minutes on each occasion.

         Suppliers.

         Technocom has used a variety of major international suppliers to acquire equipment for the building of the Teleport-TP network for dedicated international telecommunications services. More recently, Technocom has been awarding contracts using a competitive bid process.

         Lucent supplied the two initial Intelsat Standard-A earth stations and the associated 5ESS exchange, along with a vendor financing package. Hughes supplied the Eutelsat earth station, which is being financed 50% by Hughes and 50% through a financing package arranged by Eutelsat.

Long Distance Network Services

         Products and Services.

         The Company believes that there is a largely untapped market for satellite links between various regions of the Russian Federation due to the current poor quality, or total absence, of terrestrial long distance lines in many areas. In order to expand its customer base beyond Moscow and to meet growing demand for reliable telecommunications links, Teleport-TP is developing satellite links using PAMA/SCPC (Pre-Assigned Multiple Access/Single Channel Per Carrier) technology between cities and regions in the Russian Federation. These links will be provided directly between cities and regions, without going through Teleport-TP's Moscow hub. These services are being developed in cooperation with Rostelecom, to offer a complementary network service to that currently provided by the Rostelecom terrestrial network. In particular, Teleport-TP is seeking to address the market for inter-regional communications where call completion rates are understood to be low, primarily due to the underdeveloped nature of the Rostelecom infrastructure. In the outdated Rostelecom network structure, calls are still routed via Moscow even if the destination of the call is near the city where the call originated. While the equipment for the initial phase of this network is largely in place, due to various startup problems, it is not expected that this first phase will become fully operational until the second quarter of 1997.

         Customers and Marketing

         These long distance services are being targeted to high volume customers requiring high quality, reliable long distance service across the Russian Federation. Targeted customers include (i) regional public telephone companies ("Electrosviaz"), (ii) local public telephone companies, (iii) private cellular, wireline, data and other network operators and (iv) corporate users. As of December 31, 1996, contracts had been signed with 19 customers. Of these, eight are with regional and local public telephone companies, five are with cellular and wireline operators and the balance are with corporate users.

         Teleport-TP will act as a "carrier's carrier" to public telephone companies, and cellular, wireline and other operators. Teleport-TP will provide these operators with long distance and, in many cases, international access so that these operators can provide high quality access to their own subscribers.

         In offering voice and data network services to corporate users, Teleport-TP will focus initially on its existing customers, such as Mosenergo, to provide improved connections between their Moscow central stations and regional operations. It will also focus on other entities, such as other state-owned public utilities, as well as banks and other businesses who wish to link or improve the links among their branch offices located in different cities and regions of the Russian Federation.

         Network and Facilities

         The Teleport-TP long distance network is the first private digital satellite network in the Russian Federation to provide long distance services on demand as well as by leased lines. The network uses Scientific-Atlanta Skylinx.DDS(TM) Digital

PAMA/SCPC and IDR satellite telephony systems, utilizing an 18-meter Standard-A Intelsat satellite master antenna at the hub site in Moscow. Teleport-TP believes that using this digital capacity from Intelsat represents a significant competitive advantage over telecommunications operators using less reliable Russian domestic satellite systems. Customers on Teleport-TP's long distance network, initially public and private telecommunications companies, have the choice of taking permanent leased circuits or switched circuits, depending on their requirements. In addition, corporate customers now have the ability to create their own private networks throughout the Russian Federation using this combination of permanent and switched circuits.

         As of December 31, 1996, 16 medium (7 meter) and small (4.5 meter) antenna terminals had been installed in major cities throughout the Russian Federation; including Murmansk, Volgodonsk, Cheliabinsk, Ekaterinburg, Rejz, Yakutsk, Mirny, Neriungry, Nizhny Novgorod and Saratov, providing digital voice and data services. It is anticipated that a further 28 medium and small antennas will be installed by the end of the third quarter of 1997, building up, as demand is identified, to a network of 125 sites. The system is designed to be flexible, allowing for timely installation of antennas in regional sites without changing the existing network configuration. Additional channel units can be quickly installed at existing sites should demand increase.

         The network will have full mesh topology allowing customers in remote sites to connect with other remote sites without going through a central hub station, thus avoiding a "double-hop" on the satellite. This offers considerable improvement over traditional satellite-based systems. Agreements are in place with Intelsat for access to 72 Mhz of transponder capacity on a third Intelsat satellite, in addition to the two Intelsat satellites used in connection with Teleport-TP's international operations. Should Teleport-TP have a requirement for further capacity, it has retained an option on a new Intelsat satellite to be launched in the near future.

         The telecommunications equipment for the long distance network is being supplied by Scientific-Atlanta. Under the initial supply agreement entered into in November 1995, Teleport-TP is to be supplied with one master earth station and seven medium and 23 small remote earth stations. A further contract made in November 1996 provides for the supply of 11 medium and three small earth stations, in addition to upgrades to seven existing network facilities. See "--Description of Agreements-- Technocom Limited--Satellite-Based Network." The master earth station is located, together with Teleport-TP's international network facilities, on the grounds of VVC, the All-Russian Exhibition Center, a business park in Moscow ("VVC"). The equipment is owned by Technocom and leased to Teleport-TP. See "--Description of Agreements--Technocom Limited-- Equipment Leases."

         Billing and Tariffs

         Teleport-TP will invoice the operators of public telephone, and private cellular, wireline and other networks, which in turn will invoice their own subscribers. Teleport-TP will invoice all corporate users directly.

         Tariffs for the satellite-based long distance network services range between $0.20 and $1.50 per minute, depending on the call's destination. The tariffs for PAMA and IDR circuits will be determined by the distance to the operator and will range between $20,000 and $40,000 per month per channel.

         Suppliers

         The master antenna and all remote antennas, together with other operating equipment and software has been supplied by Scientific-Atlanta.

OTHER ACTIVITIES

         MTR-Sviaz. MTR-Sviaz is a venture between Mosenergo and Technocom organized to modernize and commercialize a portion of Mosenergo's internal telecommunications network. Mosenergo owns a 51% interest, and Technocom owns, directly and indirectly, a 49% interest in MTR-Sviaz. MTR-Sviaz commenced operations in the third quarter of 1996 with the initial network program encompassing the installation of a 10,000 line Siemens exchange as a central switching node on the existing Mosenergo telecommunications network. The switch is connected to Teleport-TP via fiber optic cable, giving customers on the Mosenergo network direct access to the digital long distance and international facilities of the Teleport-TP network. In addition to the Mosenergo organization itself, other entities connected to the Mosenergo network include commercial enterprises located at business centers on Mosenergo premises.

         Technocom's contribution to MTR-Sviaz includes provision of the switch to service 8,000 Moscow city lines and 2,000 lines on the internal Mosenergo network and financing for MTR-Sviaz's acquisition of 4,000 Moscow city lines. The switch is owned by Technocom and leased by Technocom to MTR-Sviaz. See "--Description of Agreements--Technocom Limited--Equipment Leases" and "--MTR-Sviaz."

         Card Validation and Funds Transfer Services. As the retail and banking industries in Russia continue to develop, the use of debit and credit cards is expected to grow. Therefore, the Company believes that an opportunity exists to develop a wireless funds transfer and card validation system. The Company has formed, together with Technocom, Teleport-TP and Ultrapass Ltd. ("Ultrapass"), Cardlink, to provide wireless links between retail outlets and the banking system to provide card validation and funds transfer services. Ultrapass is an organization specializing in the delivery of electronic transactions from the initiation point to the central processing location. Cardlink will act as a network and terminal provider for banks, which in turn will sell the service to retail outlets. The terminals will access the network concentrators via wireless delivery with the result that installation of both the network and customer terminals will be simplified.

         Cardlink's shareholders are the Company (27.5%), Technocom (27.5%), Teleport-TP (30%) and Ultrapass (15%). The funding requirement for the first year of Cardlink's operations is approximately $5 million and it is anticipated that Technocom and the Company will provide funding through leasing and other arrangements. Subsequent funding requirements will be determined by demand for the services in Moscow. Teleport-TP is the local partner in Cardlink and will assist in gaining access to frequencies and obtaining licenses. Cardlink was recently formally registered with the Moscow authorities and applications for the necessary licenses have been made.

         Internet. Teleport-TP anticipates opening an Internet gateway during 1997. Plans are underway to install the necessary telecommunications equipment in order to provide high-speed data satellite access to the gateway for regional Internet service providers.

BECET INTERNATIONAL

OVERVIEW

         BECET, in which the Company owns a 50% interest, currently operates the only national cellular network in Kazakstan. The other 50% of BECET is held by Kazaktelekom, the operator of the national telephone network in Kazakstan. The Company's primary objectives are to increase revenues and cash flows through increased subscriber penetration, usage and network coverage. Cellular service provides a rapid and relatively inexpensive way to overcome the deficiencies of the wireline telecommunications infrastructure in Kazakstan. BECET's cellular telecommunications network in Kazakstan currently consists of separate systems in Almaty, Chimkent, Karaganda, Pavlodar, Akmola, Aktyubinsk, Kustanai, Ust-Kamenogorsk, Atyrau, Jambyl and Petrapavlosk. As of December 31, 1996, BECET's cellular telecommunications network covered a geographic area of approximately 4,200,000 "POPS", or heads of population, or 24% of the total population, in 11 cities. BECET commenced cellular service in September 1994 and has since experienced significant subscriber and revenue growth. During 1996, BECET's subscribers generated average monthly recurring revenue of $242 per subscriber. All BECET systems are connected to the local telephone network and to the regional switch in the cities where they are located. Long distance and international calls are completed using the national and international network of Kazaktelekom. International calls are switched through a digital exchange in Almaty.

         See "--Telecommunications Licenses-BECET International" for a description of the telecommunications licenses held by BECET.

STRATEGY

         The Company believes the development of a market economy in Kazakstan is likely to increase demand for modern telecommunications services, including wireless communications, as demonstrated by the strong subscriber growth experienced to date by BECET. While the Kazak telephone network is expected to be modernized over time, the Company believes this is likely to be an expensive and lengthy process. The Company believes that this environment provides BECET with the opportunity to provide business customers in Kazakstan with a viable, high quality alternative to wireline telephone service over the period it will take to modernize this basic system.

NETWORK AND FACILITIES

         As of December 31, 1996, BECET's cellular telecommunications network in Kazakstan consisted of separate systems in Almaty, Chimkent, Karaganda, Pavlodar, Akmola, Aktyubinsk, Kustanai, Ust-Kamenogorsk, Atyrau, Jambyl and Petrapavlosk, thereby meeting the second (and final) "coverage" condition of its license from KMOC by having 11 systems in place by December 31, 1996. The precise timetable for further installations remains dependent upon many factors including the availability of suitable personnel, the successful testing of equipment under consideration, the successful location of additional cell sites and the results of marketing and other studies. As of December 31, 1996, investment in BECET's cellular network infrastructure and support facilities totaled $24 million. BECET anticipates that its capital expenditure program in 1997 will be approximately $8 million and will be used to expand network capacity in the existing cities. The Company believes that these funding needs will be met through internally generated cashflow.

         All BECET systems are connected to the local telephone network and the regional trunk switch in the cities where they are located. The system in Almaty is also linked to an international trunk exchange and the Akmola system will be linked to a new international switch in that city when it becomes operational. Long distance and international calls are completed using the national and international network of Kazaktelekom. International calls are switched through a digital exchange in Almaty.

         BECET is also experimenting with the installation and operation of "mini-systems" which may be suitable for smaller urban centers or remote locations such as mines or oil fields. Such systems are quickly and easily constructed, made operational and maintained.

         Space for most BECET switches, cell sites and associated equipment in Kazakstan is provided by Kazaktelekom. BECET also uses space in a Kazaktelekom exchange building in Almaty for office and administrative purposes. BECET has also established, and will continue to establish, customer service centers in each city in which service is offered. Space for customer service centers and equipment not provided by Kazaktelekom is leased.

PRODUCTS AND SERVICES

         BECET customers may choose from three types of cellular service: service within a single city, service within Kazakstan as a whole, and full service including international access. Optional services include call waiting, three party conferencing, call forwarding, voice mail and busy transfer. BECET also markets cellular telephones and related equipment manufactured by Motorola.

         BECET offers a roaming facility between the home city of the subscriber and other cities served by the BECET network. In addition, as of December 31, 1996, BECET had established three roaming agreements with other cellular operators: (i) Katel in Kyrgyzstan; (ii) Uzdunrobita in Uzbekistan and (iii) SCC in the Russian city of Omsk. BECET is negotiating additional agreements with other C.I.S. cellular ventures, including BEELINE in Moscow, Fora Communications in St. Petersburg and an operator in Ukraine.

         BECET markets its cellular services through its own direct sales force, which targets corporate and government accounts and high volume consumers. In addition, BECET has entered into discussions with a consumer electronics distributor, which has a presence in Almaty and a number of regional centers, to act as an agent for BECET, giving BECET further exposure in the marketplace. BECET anticipates completing these discussions during the second quarter of 1997. Although subscribers to BECET's services include individuals, BECET anticipates that for the foreseeable future its services will appeal principally to businesses. While all categories are growing, BECET is experiencing the most significant growth in the area of Kazak businesses and individuals.

         As of December 31, 1996, BECET had the following subscribers in the following locations:


                  CITY                             NUMBER
                  ----                             ------
           Almaty                                   5,045
           South Kazakstan (Chimkent)                 370
           Karaganda                                  383
           Pavlodar                                   406
           Akmola                                     311
           Aktyubinsk                                 188
           Kustanai                                   126
           East Kazakstan (Ust-Kamenogorsk)           121
           Taraz                                        7
                                                    -----
           TOTAL                                    6,957

         BECET does business under the trade name "ALTEL" and features this name in all of its marketing and promotional activity. BECET uses a variety of marketing channels to promote its services, including television, radio, newspapers and billboards. Prior to entering a new market, BECET engages in a marketing campaign involving, in addition to advertising, direct mailings and promotional events. BECET believes that both the identification of the "ALTEL" trade name with its services and its marketing activities have been effective in stimulating demand for its products and services.

BILLING, TARIFFS AND INTERCONNECTION CHARGES

         Subscribers are billed monthly in U.S. Dollars for access charges, airtime charges, and toll charges and optional services. Government regulations govern the currency in which invoices may be paid and depend upon the residency status of the customer. Domestic subscribers may pay only in Tenge while foreign subscribers are permitted to pay in Tenge or U.S. Dollars. If the payment is made in Tenge, the subscriber is required to convert the invoice amount to Tenge at the exchange rate effective on the date of payment.

         Under the terms of its license, BECET is free to establish the rates for all cellular services provided on its network, without prior approval from the KMOC. BECET currently employs one pricing structure for all of its customers, but Kazak government agencies are offered a 30% discount on activation and monthly access fees and airtime charges. Currently, BECET has 187 subscribers in this category and management does not expect this number to increase significantly over time.

         A new subscriber currently pays a one-time activation fee of $395 and makes a security advance of $500, $250, or $100 to cover monthly fees and usage charges depending on whether the subscriber has international, inter-city or local access, respectively. Monthly access fees are $40 for domestic service alone and $65 for domestic and international service. Usage charges are $0.40 per minute plus the rates charged by Kazaktelekom. In addition, there is a monthly fee of $5.00 for each optional service, including call waiting, three party conferencing, call forwarding, itemized billing and busy transfer. BECET also charges its subscribers a fee for the ability to roam to other regional cities. BECET periodically offers special tariff-related promotions which include discounts on certain elements of the tariff schedule when packaged together.

         BECET is dependent on its interconnection to networks operated by Kazaktelekom for the completion of its local, long distance and international calls. BECET pays an annual license fee to the KMOC in lieu of all frequency or interconnection charges, equal to 6% of its after-tax profit as calculated by the Kazak statutory audit. BECET pays Kazaktelekom a tariff in respect of local calls, and enjoys a preferential tariff in respect of long distance and international calls which provides BECET with a margin of at least 25% on such calls.

SUPPLIERS

         BECET has entered into a series of agreements with Motorola for the purchase of the equipment required for its cellular network. See "--Description of Agreements--BECET International." For its development of "mini-systems," BECET has installed in Atyrau telecommunications equipment from Tadiran, an Israeli telecommunications equipment supplier ("Tadiran"). BECET is continuing to investigate telecommunications equipment having the same specifications from other suppliers, including Motorola.

OTHER OPERATIONS

ST. PETERSBURG INTERCITY & INTERNATIONAL TELEPHONE

         The Company owns a 10.4% equity interest and a 13.8% voting interest in SPMMTS, currently the only licensed gateway for public long distance and international traffic in St. Petersburg. The Company believes that this interest will serve to strengthen the relationship between SPMMTS and PeterStar, which is obligated under the terms of its license to complete all of its long distance and international calls through the public network. PeterStar also provides transit traffic services to SPMMTS. See "--PeterStar Company Limited--Products and Services--Transit Service to SPMMTS."

         The SPMMTS telecommunications facilities consist of a gateway switching exchange, through which SPMMTS handles long distance and international telephone traffic to and from St. Petersburg, and a special services exchange. SPMMTS interconnects with other long distance telephone operators via the long distance transmission network owned and operated by Rostelecom, the primary national and international long distance carrier of the Russian Federation. International calls are connected, through the facilities of Rostelecom, via the fiber optic cable from St. Petersburg to Copenhagen, analog cables to Moscow or a teleport in St. Petersburg operated by SPI.

C.P.Y. YELLOW PAGES LIMITED

         C.P.Y. Yellow Pages Limited ("Yellow Pages"), a Cyprus company, in which the Company holds a 100% interest, is the owner of one of the most comprehensive databases of Russian and foreign businesses in St. Petersburg and publisher of what is primarily a business to business directory. Yellow Pages has 15 employees in St. Petersburg who handle all of the graphic design and database management. Yellow Pages hires part-time workers for the periodic update of the directory. The directory is printed in Norway because printing of the requisite quality is not currently available in Russia. However, it is intended to switch printing operations to Russia once this has been remedied. The Company is seeking to utilize the database of Yellow Pages to the benefit of PeterStar, particularly in more effective target marketing and in operator services.

THE MARITIME LEE/OSTROVO SHIPPING COMPANY

         In March 1995, the Company lent Maritime Investors Limited, a Bermuda Company ("Maritime Investors") $3 million to enable it to purchase shares in The Baltic Shipping Company ("Baltic Shipping"), which is based in St. Petersburg. The loan was for six months duration and the principal rationale behind its grant was to secure for PeterStar all the telephone traffic of Baltic Shipping, which effort was unsuccessful. In December 1995, it was determined that the advance would not be repaid and the Company obtained 100% of the outstanding shares of Inter Communications Limited ("ICL") in exchange for releasing Maritime Investors from its obligations in relation to the loan. ICL's sole asset -- held through a wholly owned subsidiary, Ostrovo Shipping Company Limited -- is the Maritime Lee, a cargo ship registered in Cyprus. It is the Company's intention to sell the shares of ICL or the ship in the near future.

PLD MANAGEMENT SERVICES LIMITED

         PLD Management Services Limited ("PLDMS") is a wholly owned subsidiary of the Company based in the United Kingdom that to date has performed certain management, commercial and technical consulting, new business development, corporate finance and accounting services for and on behalf of the Company. As a result of the Continuance, the Company expects to transfer most of these functions to New York City. PLDMS charged the costs it incurs in providing these services, principally salaries, travel and office costs, to both the Company and its subsidiaries.

COMPETITION

PETERSTAR COMPANY LIMITED

         PeterStar is building and operating its business in a highly competitive environment. PeterStar does not have an exclusive license to provide telecommunication services in St. Petersburg, and a number of other entities, including Russian companies and international joint ventures, are competing with PeterStar for a share of the St. Petersburg telecommunications market. A number of such companies (or their joint venture partners) are larger than PeterStar and have greater access to capital or resources.

         Although PTS currently appears to support continued development of PeterStar, PTS and PeterStar must be regarded as competitors in the telephony segment. PTS can offer its customers the same core services as PeterStar, notwithstanding the lower transmission quality and call completion rates of the PTS network. Although PeterStar believes that PTS would require substantial additional capital to modernize its network, PTS, either alone or though Telecominvest, is free at any time to enter into joint venture arrangements with other foreign partners to modernize its network independently of PeterStar. While PeterStar believes that there is a constructive working relationship between PeterStar and PTS, there can be no assurance that future disputes between the partners will not occur and/or that PTS will not seek another partner. See "Ownership and Management of Operating Subsidiaries--PeterStar Company Limited."

         Other competitors to PeterStar include: (i) Global One, the international joint venture between Sprint, DT, France Telecom and its Russian partner, the telegraph office, which provides national and international voice and data services to certain destinations; (ii) Combellga, a joint venture of CominCom, BelgaCom, Alcatel Bell and MMTS which operates an international overlay network in Moscow and has been attempting to penetrate the St. Petersburg market, offering international access similar to BCL, as well as long distance access to Moscow; (iii) JS Leivo, a joint venture of LenEnergo and Imatran Voima of Finland which provides outgoing international access; (iv) St. Petersburg Teleport, which offers only outgoing international services and offers lower priced services; (v) Metrocom, which provides local data access in St. Petersburg and has additional capacity through Comstar in Moscow, (vi) Astelit, a joint venture between Telespazio and Italcable from Italy and Astra from Russia which is engaged in an initial launch of service and (vii) Sovintel, a joint venture between Rostelecom and Global TeleSystems, which is currently based in Moscow, but may soon expand operations to St. Petersburg. In addition, the three cellular operators in St. Petersburg are competitors of PeterStar because they offer local, long distance and international access. At the same time, each cellular operator uses PeterStar to a significant degree to deliver its own traffic. See "--PeterStar Company Limited-- Products and Services--Cellular Services."

TELEPORT-TP

         Teleport-TP is building and operating its business in a highly competitive environment. Both in the market for international telecommunications services and the pan-Russian long distance market into which it is expanding, Teleport-TP faces competition from a number of entities, including Russian companies and international joint ventures. A number of such companies (or their joint venture partners) are larger than Teleport-TP and have greater access to capital or resources.

Dedicated International Network Services

         In providing international circuits and direct dial services in Moscow, Teleport-TP faces competition from a number of operators offering similar services. Such operators, including Comstar, Combellga, Telmos and Sovintel, are primarily targeting Russian and foreign businesses in the city, replicating the services that PeterStar is providing in St. Petersburg. In terms of providing international circuits, Teleport-TP faces direct competition from the Russian Space Communications Corporation, the state owned operator which operates both to Intelsat and the Russian satellites, and indirectly from Rostelecom, which owns capacity in and operates the international cable facilities connecting the Russian Federation to the telecommunications networks of the major global carriers.

Long Distance Network Services

         In providing long distance services, Teleport-TP faces competition from a number of sources, both on a national and regional basis. Nationally, Teleport-TP could face competition from Rostelecom in the provision of long distance access to the local telephone companies. Rostelecom currently appears to support the continued development of Teleport-TP and Rostelecom stands to gain from its relationship with Teleport-TP, not only as a Teleport-TP shareholder but also to the extent that expansion of the Teleport-TP network facilitates the modernization of the Rostelecom network on a targeted basis. There are no other commercial national networks of the same scale as the Rostelecom network, although there are a number of private networks, including those of the Ministries of Defense and Railways, that could, if funding were made available, provide further competition to Teleport-TP. The media reported in December 1996 that the Russian government intended to transfer its shareholdings in Sviazinvest and Rostelecom to a new telecommunications holding company to provide long distance services, among other things, although the Russian government later announced in February 1997 that it had indefinitely postponed the consummation of the proposed consolidation. It is expected that the government may in the future seek to sell 49% of this newly formed company to domestic and foreign investors. At this time, it is unclear what impact the formation of this new company and the sale of an equity stake in the new company will have on the Russian telecommunications market in general and Teleport-TP's efforts to provide long distance services in particular. See "Telecommunications in the Former Soviet Union--Telecommunications in the Russian Federation."

         Teleport-TP faces satellite-based competition from Teleros, the Russian subsidiary of Global TeleSystems. Teleport-TP management believes that Teleros has a small number of regional sites in operation offering connectivity, using the Russian domestic satellite systems, between regions of the Russian Federation and Moscow. Teleport-TP also faces competition from a number of domestic satellite-based operators which focus on providing services in and between specific regions of the Russian Federation. These operators include, among others, Crossna, Rustel, Vostok Infocosmos and DAL Telecom.

BECET INTERNATIONAL

         There is currently no other licensed cellular network operating in Kazakstan. However, a local "pirate" operator named Tolkyn continues to operate a limited radio-based communications system, which is believed to have no more than 200 subscribers in the city of Almaty. Also, Kramds Bank, which BECET believes is the primary financial supporter of Tolkyn, was recently put into liquidation. Considering the current levels of demand in Kazakstan, in both Almaty and the regional centers, management believes that it will not be economically viable for another operator to enter the market unless the number of subscribers reaches 20,000. Based on current growth rates, this is estimated to take up to 18 months. Since BECET's network now covers 11 cities as of December 31, 1996, management believes that, given the underdeveloped level of the Kazak telecommunications infrastructure, BECET, as the first provider of cellular services in partnership with Kazaktelekom, will have a significant competitive advantage over any new entrants. See "--Telecommunications Licenses--BECET International."

TELECOMMUNICATIONS LICENSES

PETERSTAR COMPANY LIMITED

         In June 1996, PeterStar was granted a license, which superseded a license granted in November 1994, for an eight year term expiring November 2004 to provide local, national and international telecommunications services within St. Petersburg and the surrounding region. One of the conditions of this license is that access to long distance and international communications be through the public network. Other licenses that have been issued to PeterStar include a dedicated network license (expiring September 2001), a data communications license (expiring May 2001), a telematics license (expiring May 2001) and a videoconferencing license (expiring June 2001). Management believes that, so long as they are being actively utilized, all licenses held will be renewed at the end of their respective terms.

         The main PeterStar license, governing the provision of public telecommunications services, sets the number of lines which PeterStar may have at 106,000 in St. Petersburg and the surrounding region, and requires that capacity equal to 74,200 lines be introduced by June 1999. Management of PeterStar believes that the maximum and minimum number of lines are not strict requirements but are instead designed to provide guidance as to the number of lines to be included on the system. As of December 31, 1996, PeterStar had 52,005 lines, of which 37,213 were provided to cellular operators. PeterStar does not believe that its license would be terminated if it either exceeded 106,000 lines or failed to have capacity introduced for 74,000 lines by June 1999, but there can be no assurance that the RSCC would not interpret the license provisions differently.

         PeterStar also holds a license which permits it to operate and provide long distance and international telephone transmission services to dedicated network operators (such as BCL) in St. Petersburg and the surrounding region for a term expiring in September 2001. The dedicated network license allows PeterStar to provide international and long distance access to its major clients via BCL, among other providers, offering potential cost efficiencies and synergies with other Company operations and allowing PeterStar and BCL to explore ways to work together to provide integrated solutions to customer needs. The dedicated network license sets the number of lines which PeterStar may have at 30,000 and requires that capacity equal to 21,000 lines be introduced by September 1999. Management of PeterStar believes that the maximum and minimum number of lines are not strict requirements but are instead designed to provide guidance as to the number of lines to be included on the system. PeterStar does not believe that this license would be terminated if it either exceeded 30,000 lines or failed to have capacity introduced for 21,000 lines by September 1999, but there can be no assurance that the RSCC would not interpret the license provisions differently, which in turn could result in the revocation of a particular license or its renegotiation on unfavorable terms.

BALTIC COMMUNICATIONS LIMITED

         BCL's primary license permits it to provide long distance and international telephone, facsimile and data transmission services within St. Petersburg and the surrounding region for a term expiring on December 31, 2003. Management believes that, so long as they are being actively utilized, all licenses held will be renewed at the end of their respective terms. BCL is not required to route its long distance traffic through the facilities of SPMMTS, and has its own international facilities providing both cable and satellite access. However, BCL's license does not permit it to interconnect with PTS's public network. BCL has therefore worked with PeterStar to explore providing integrated long distance and international solutions for customers. The license sets the upper limit of subscribers to the BCL network at 100,000 and requires that 70,000 of these be in place by January 2001. BCL had approximately 394 subscribers and 890 lines as of December 31, 1996. Management of BCL believes that the maximum and minimum line numbers are not strict requirements but are instead designed to provide guidance as to the number of lines to be included on the system. BCL does not believe that its license would be terminated if it either exceeded 100,000 lines or failed to have 70,000 lines in place by January 2001, but there can be no assurance that the RSCC would not interpret the license provisions differently, which in turn could result in the revocation of a particular license or its renegotiation on unfavorable terms.

TECHNOCOM LIMITED

  Teleport-TP

         Teleport-TP has been issued two licenses for long distance and international leased circuits for dedicated network services and for television, and a data license providing for interconnection to the public network. In addition, Teleport-TP has been issued an overlay license to offer local, long distance and international voice and data services which are interconnected to the public telephone network in the 32 regions (plus Moscow and St. Petersburg) in which Teleport-TP's long distance network will initially be operational. Management believes that, so long as they are being actively utilized, each of the licenses will be renewed at the expiration of its respective term.

         License N4207, issued in October 1996 (replacing earlier licenses N100 and N1661 obtained by Teleport-TP) authorizes Teleport-TP to provide long distance and international telecommunications services to private networks within Moscow's city limits and, to a limited extent, elsewhere in the Russian Federation. No interconnection of the Teleport-TP network with the public switched telephone network is permitted under this license. License N4207 expires in November 2004.

         A second license, license N4437, issued in October 1996 (replacing an earlier license N386), authorizes Teleport-TP to provide international leased lines and circuits for the transmission of television signals within Moscow's city limits. International lines may only be leased to customers holding an appropriate license granted by the RSCC. The license also provides that Teleport-TP may lease up to 1,000 international circuits for the transmission of television and telecommunications services. Teleport-TP believes that this number of lines and circuits is sufficient to cover its requirements through the remainder of the current term of the license. License N4437 expires October 28, 2004.

         The data license, license N3654, authorizes Teleport-TP to provide data transmission services in Moscow, St. Petersburg and other cities of the Russian Federation and permits interconnection with the public network. The data license expires in January 2002.

         The overlay license, license N4199, permits Teleport-TP to offer local, long distance and international voice and data services which are interconnected to the public telephone network in the 32 regions (plus Moscow and St. Petersburg) in which Teleport-TP's long distance network will initially be operational. This permits Teleport-TP to deliver calls to all subscribers on the public network in such regions. License N4199 expires in May 2001.

         License N4207 limits the number of subscribers under such license to 15,000 and requires that 10,500 be in place by October 1999. License N4437, unlike its predecessor N386, makes no reference to minimum subscriber targets. License N386 limited the number of subscribers to 1,700 and requires that 1,190 be in place by October 28, 1997. License N3654 provides that the installed subscriber capacity of Teleport-TP's data network should permit the connection of at least 70,000 subscribers by December 2000 and at least 100,000 subscribers by the end of the license, but it does not impose any limit on the number of subscribers. License N4199 provides that the total installed capacity of the long distance network should be at least 100,000 numbers with at least 70,000 numbers operational by May 2000. Management of Teleport-TP believes that these subscriber provisions are not strict requirements but are instead designed to provide guidance as to the number of subscribers to be included on the system. Teleport-TP does not believe that any of its licenses would be terminated if it failed to have the minimum number of subscribers in place by the specified date or if it exceeded the maximum number of subscribers as provided in the licenses, but there can be no assurance that the RSCC would not interpret the license provisions differently, which in turn could result in the revocation of a particular license or its renegotiation on unfavorable terms.

  MTR-Sviaz

         MTR-Sviaz has been issued license N2463 which authorizes MTR-Sviaz to provide local and long distance leased line services within the city and region of Moscow. Local and long distance lines may only be leased to customers holding an appropriate license issued by the RSCC. License N2463 is limited to a maximum of 3,500 lines and expires in October 2001. MTR-Sviaz is obligated by the terms of the license to have at least 70% of the total number of subscribers permitted under the license by October 1999.

BECET INTERNATIONAL

         BECET holds a 15-year renewable license issued in February 1994 for the creation and operation of cellular communications networks in Kazakstan for local, long distance and international calling. The license requires BECET to provide cellular services to Almaty and ten to twelve additional regional centers (to be specifically identified after market analysis and approval by the KMOC) by the end of 1996, a condition which the Company has met. See "--BECET International--Network and Facilities." The license may not be revoked by the KMOC, except upon a showing of cause after a hearing. The license may be transferred by BECET upon the approval of 75% of its shareholders.

         BECET's license authorizes it to use the 800 MHZ frequency band and equipment meeting the standards promulgated by the Telecommunications Industry Association for an advanced mobile phone system in the Mobile Station-Land Station Compatibility Standard and associated interim standards, commonly referred to as "AMPS" technology. The license also specifies that, if the KMOC determines that it will issue any other license to create and operate a cellular network in accordance with GSM or NMT-450 standards or any other technology, BECET will be entitled to receive a non-exclusive license from the KMOC with respect to the creation and operation of such a network.

         Under the terms of its license, BECET is to be the exclusive provider of cellular service in Kazakstan for a period of five years, and the KMOC is to take appropriate action to prevent others from providing such service during such period. Notwithstanding this, a local "pirate" operator named Tolkyn continues to operate a limited radio-based communications system, which supports no more than 200 subscribers in the city of Almaty. BECET is aware of other issues having been raised regarding the exclusivity provision of its license, but to date the exclusivity provision remains in effect. However, there can be no assurance that some challenge to such provision will not be successful in whole or in part in the future, or that another cellular license will not be granted before the end of BECET's period of exclusivity.

DESCRIPTION OF AGREEMENTS

PETERSTAR COMPANY LIMITED

         Equipment. During 1996, contracts totaling $6.6 million were signed with Lucent for the supply of telecommunications switching and transmission equipment and services to PeterStar. The equipment is owned by the Company's special purpose leasing subsidiary PLD Asset Leasing Limited and leased to PeterStar for a five year term. PeterStar has the right to purchase the equipment at the end of the lease period. Additional contracts with Lucent totaling approximately $15.0 million have been signed with Lucent for the supply of telecommunications switching and transmission equipment and services to PeterStar for the improvement of the network and facilities on Vassilievski Island.

         Cellular Operators. Pursuant to interconnect agreements with Delta, NW GSM and Fora, PeterStar provides interconnect service from the cellular networks to the local network and a gateway for long distance and international networks. Traffic interconnections are linked and made through PeterStar's switch system. The interconnect agreements provide for the payments to be made by each cellular operator to PeterStar based on 2.048 Mbp/s trunk connections, monthly lease fees for each trunk, per-subscriber number fees and per-minute tariffs. The Delta agreement is for a one year term, renewable for additional one year periods by mutual agreement. The NW GSM agreement is for a minimum period of two years, after which either party may terminate upon not less than three months prior written notice. The agreement with Fora is for two years and may be extended by mutual agreement for successive five year periods.

BALTIC COMMUNICATIONS LIMITED

         The Company acquired 100% of the outstanding share capital of BCL on April 1, 1996 for $3.0 million plus an additional capital commitment of up to $1.5 million to cover certain existing liabilities payable to Mercury Communications (for carrier charges) and to Eutelsat (for satellite circuit charges). Long-term debt of BCL owed to Cable & Wireless was transferred to (i.e., became payable to) NWE Cyprus as part of the transaction. In addition, BCL has contracted with Mercury Communications of the United Kingdom, Telia of Sweden, Telenor of Norway, and Comstar and Sovintel of Moscow, for the provision of transit traffic services through the BCL gateway switch in St. Petersburg.

TECHNOCOM LIMITED

         Acquisition of Additional Interests in Teleport-TP. As a result of two acquisitions in 1996, Technocom increased its economic interest in Teleport-TP to 49.33%, its voting interest to 56%, and its control of the nomination of directors on the four seat board of directors to three.

         First, in May 1996, Roscomm, an entity in which Technocom beneficially owns a 66.67% interest, increased its ownership interest in Teleport-TP from 5% to 10%. Roscomm purchased the additional 5% interest from VVC for a cash payment of $2.0 million.

         Second, in December 1996, Technocom acquired a 55.51% interest in Technopark, which, in turn, holds a 7.5% interest in Teleport-TP and controls the nomination of one director on the Teleport-TP board. The Technopark interest was acquired in separate transactions from Elite (38% interest in Technopark) and Plicom (17.5% interest in Technopark) for an aggregate cash payment of $3.0 million pursuant to separate Sale-Purchase Agreements between Technocom and each of Elite and Plicom. Immediately prior to transferring their interests to Technocom, Elite and Plicom had purchased their interests from five shareholders of Technopark.

         Equipment Leases. Equipment purchased by Technocom for the various projects undertaken by Teleport-TP is leased to Teleport-TP pursuant to lease agreements between Technocom and Teleport-TP.

         Teleport-TP - International Network Facilities. The original two Intelsat antennas and the AT&T type 5ESS switch for Teleport-TP's operations were supplied on a turnkey basis by AT&T for a total cost of approximately $12.8 million (inclusive of all financing charges) payable under a supplier financing arrangement with AT&T over 48 months. Rostelecom, Technocom and Technopark guaranteed Teleport-TP's obligations to AT&T, and Teleport-TP provided a security interest in its assets, including receivables, as security for its obligations under the financing. In May 1995, Technocom agreed to pay off the outstanding balance on the AT&T debt of $8.0 million in Teleport-TP in return for ownership of the assets. Technocom then leased the equipment back to Teleport-TP over a ten year lease period. In addition, Technocom has purchased additional network telecommunications equipment valued at $0.5 million which was also leased to Teleport-TP.

         Eutelsat. The Eutelsat antenna was supplied on a turnkey basis pursuant to an equipment purchase and installation agreement, dated August 25, 1995, between Technocom and Hughes for a total cost of approximately $2.8 million, including equipment and services. Fifty percent of the purchase price is being financed by the supplier pursuant to a three-year supplier credit agreement between Technocom and Hughes, supported by a guarantee drawn on the Bank of Austria as security for Technocom's obligations to Hughes. The remaining fifty percent of the purchase price is being financed by a five-year loan agreement, dated September 12, 1995, between Eutelsat and Teleport-TP, which provides for no principal payments during the first 18 months. Pursuant to the loan agreement, Eutelsat will make disbursements under the loan directly to Hughes. Teleport-TP's obligations to Eutelsat have been guaranteed by the RSCC. The funds were provided by Eutelsat on the condition that Teleport-TP will use the TDMA earth station exclusively for the Eutelsat space segment for a minimum continuous period of ten years from the start of the earth station's operation. The equipment is being leased to Teleport-TP by Technocom under a lease agreement, dated September 1, 1995, pursuant to which Teleport-TP, for a period of eight years, will make monthly payments of $103,000 to Technocom (which sum will cover the loan payments due from Technocom to Eutelsat). Teleport-TP has the right to purchase the equipment from Technocom at the end of the lease period.

         Teleport-TP - Long Distance Network Facilities. The initial equipment for the satellite-based network, consisting of a master 18-meter antenna in Moscow, and seven 7-meter and twenty three 4.5 meter remote antennas, has been supplied by Scientific-Atlanta for a total cost of $12.0 million, pursuant to a purchase and installation agreement between Technocom and Scientific-Atlanta, dated November 16, 1995. All but $0.3 million of the payments due under this agreement have been made.

         In November 1996, Technocom and Scientific-Atlanta extended this agreement to provide for 11 new 7-meter and three new 4.5 meter remote antennas, IDR equipment for seven of the existing 7-meter remote antennas, one IDR upgrade for an 11-meter antenna in Kazan and an expansion of the 18-meter master antenna in Moscow. The total cost of this new agreement is $14.0 million. As of December 31, 1996, payments of $6.3 million have been made under the new agreement, with subsequent payments to be made as certain benchmarks are achieved.

         All of the telecommunications equipment purchased under the Scientific-Atlanta Agreement is being leased to Teleport-TP by Technocom pursuant to a telecommunications asset lease.

         Technocom has commenced discussions with a number of local telephone companies to be served by its satellite-based network to identify their switching requirements. At the same time, discussions have also commenced with telecommunications equipment suppliers. The Company expects to make any purchases of switching equipment using international vendor financing and internally generated cashflow.

         MTR-Sviaz. Technocom's contribution to MTR-Sviaz included provision of, among other things, a switch to service 8,000 Moscow city lines and 2,000 lines on the internal Mosenergo network. Technocom also provided the financing to MTR-Sviaz for its acquisition of 4,000 Moscow city lines for $2.4 million. Mosenergo's contribution to MTR-Sviaz includes the provision of Moscow city lines at a discounted price, the premises for the switch and the construction of the fiber optic connections between the Mosenergo network and the Moscow city network. Mosenergo is also responsible for network design, securing the numbering plan for the 4,000 city lines and supplying the technical data for connecting the Mosenergo network to the city network. To meet its contribution commitment, Technocom arranged for the purchase of a HICOM 300 switch for MTR-Sviaz pursuant to a purchase agreement, dated June 2, 1995, between Technocom and Siemens, for a total cost of approximately DM 4.9 million (approximately $2.9 million). Seventy percent of the purchase price is being financed by the supplier, pursuant to a five-year supplier loan agreement between Technocom and Siemens, supported by a guarantee drawn on the Bank of Austria as security for at least fifty percent of Technocom's obligations to the supplier. The HICOM 300 switch is being leased by Technocom to MTR-Sviaz under an eight-year lease agreement, dated June 1, 1995, pursuant to which MTR-Sviaz will make monthly payments to Technocom of $253,000. MTR-Sviaz will has the right to purchase the equipment from Technocom at the end of the lease period.

BECET INTERNATIONAL

         BECET has agreed pursuant to an agreement entered into in May 1994(the "Motorola Purchase Agreement") to purchase from Motorola the infrastructure equipment required for the cellular systems to be installed in Almaty and eighteen other regional centers throughout Kazakstan. The Motorola Purchase Agreement prohibits BECET from purchasing cellular equipment from other suppliers during the five year term unless the delivery by Motorola of any equipment ordered by BECET is unreasonably delayed. If BECET orders all of the equipment contemplated by the Motorola Purchase Agreement, the aggregate price for such equipment will be approximately $26.2 million. The total cost of the equipment supplied as of December 31, 1996 totaled approximately $9.1 million.

         Pursuant to a separate agreement, Motorola has agreed to furnish services with respect to the equipment which will include system design, installation, optimization, system engineering, program management, software maintenance and on-site switch maintenance. The cost of these services for all sites, assuming orders are placed for such services, will be $5.7 million.

         The term of both agreements is five years. Thereafter, each agreement will automatically renew for consecutive five-year terms unless either BECET or Motorola notifies the other of its intent to terminate such agreement at least 60 days prior to the expiration of the then current five-year term.

         In connection with its proposed "mini-systems", BECET has entered into an agreement with Tadiran for the purchase, on a trial basis, of telecommunications equipment. The equipment which has been installed in the city of Atyrau has cost approximately $300,000.

EMPLOYEES

PLD Telekom Inc.

         As of December 31, 1996, the Company had five employees, three of which were full time.

PLD Management Services Limited.

         As of December 31, 1996, PLDMS had five employees, all of which were full time.

PeterStar Company Limited.

         As of December 31, 1996, PeterStar had 232 employees, all of whom were full-time. Of these employees, 230 were Russian nationals and two were expatriate managers. None of its employees is subject to a collective bargaining agreement.

Technocom Limited.

         As of December 31, 1996, Technocom and Teleport-TP had 70 employees, all of whom were full-time. All but one of these employees were Russian nationals. None of Technocom's or Teleport-TP's employees is subject to a collective bargaining agreement.

BECET International

         As of December 31, 1996, BECET had 307 employees, all of whom were full-time. Of these employees, 305 were Kazak nationals and two were expatriate managers. None of its employees is subject to a collective bargaining agreement.

Baltic Communications Limited

         As of December 31, 1996, BCL had 84 employees, all of whom were full-time. All of these employees were Russian nationals. None of its employees is subject to a collective bargaining agreement.

OWNERSHIP AND MANAGEMENT OF OPERATING SUBSIDIARIES

PETERSTAR COMPANY LIMITED

         Ownership Structure. The Company holds its 60% interest in PeterStar through NWE Cyprus. The Company is considering transferring this interest to a wholly-owned Delaware subsidiary.

         During 1996, the other shareholders of PeterStar were Telecominvest (20%) and Complus (20%). Telecominvest was a joint venture between PTS and SPMMTS formed to act as a holding company for their respective interests in a number of telecommunications ventures in Northwest Russia. Complus was indirectly owned by Cable & Wireless (55%) and a Commerzbank affiliate (45%). In 1996, the Commerzbank affiliate acquired a 51% interest in Telecominvest. As a result of the settlement of certain disputes among the shareholders of Complus and Telecominvest, the Company believes that the other shareholdings of PeterStar, upon consummation of such settlement, will be as follows: Complus (11%), which will become wholly owned by Cable & Wireless, and Telecominvest (29%), which will be owned 51% by the Commerzbank affiliate, 25% by PTS and 24% SPMMTS.

         Relationship with Other Equity Holders. Under the PeterStar foundation documents, a general meeting of shareholders may take action through a simple majority of those present. Accordingly, since the Company has a 60% interest in PeterStar, it should be assured of being able to take whatever action it requires once a meeting is constituted. However, representatives of 75% of the ordinary shares must first be present to constitute a quorum. Thus, if the reorganization of PeterStar is completed as described above, it will be possible for Telecominvest (and Commerzbank, through its control position in Telecominvest) to prevent action from being taken by ensuring that there is no quorum at a shareholders meeting. Also, pursuant to the PeterStar foundation documents, the shareholders have rights of first refusal to purchase any shares which any shareholder wishes to transfer, and to purchase any shares held by any shareholder who is bankrupt or goes into liquidation.

         PeterStar is dependent on PTS for the completion of most of its calls, and the PeterStar network is linked to the PTS network, giving PeterStar access to PTS's large local subscriber base. In addition, PeterStar is dependent on PTS's buildings, ducts and tunnels in order to house its exchanges and to reach its customers. To date, PeterStar has not paid call charges to PTS or rent to PTS to house its exchanges in PTS buildings or use its other facilities. As of April 1, 1995, PTS agreed to waive all line rental charges and to reduce connection charges. PeterStar currently provides PTS with access, without charge, to PeterStar's fiber optic network throughout St. Petersburg. Given the extent of the reliance of PeterStar upon PTS, PTS clearly exercises a high degree of influence over PeterStar's affairs as a practical matter, even if it may not have the legal power to exercise such influence.

         PeterStar was selected by PTS to be its business partner in 1992, as part of an overall strategy to upgrade the outdated telecommunications systems in St. Petersburg in cooperation with a series of Western partners, each of whom would be given special rights in their particular area of activity. In the case of PeterStar, this involved becoming the only carrier in St. Petersburg with full connectivity with the local, national and international wireline networks serving St. Petersburg. The recent agreement between PeterStar and PTS with respect to Vassilievski Island suggests that PTS's motivation in continuing to support this arrangement remains the same as it was in 1992, and the Company believes that such support will continue because of the following factors:

         First, although its equity stake has been reduced over the years, most recently as a result of the transactions described above, PTS continues to hold a 7% indirect interest in PeterStar and, while this equity interest does not commit PTS to support PeterStar's specific objectives, it does provide PTS with a disincentive to doing anything which could harm PeterStar.

         Second, a substantial part of the market--namely, the business market in need of sophisticated communications support--is a market that PTS does not appear to have the capability to serve in the foreseeable future. Despite efforts to modernize the PTS network, this is likely to remain the case for the near future.

         Third, PTS clearly sees PeterStar as an opportunity to deal with the unanswered demand for additional residential lines in St. Petersburg. Although the political imperatives to deal with this problem may have diminished somewhat following the privatization of PTS, given its position in St. Petersburg, management believes that the political pressures on PTS have not lessened significantly. Therefore, PTS's continued support for PeterStar's access to the business market may be based on PeterStar's continuing willingness to develop the residential market. PeterStar intends to selectively develop a residential customer base. While the residential market is currently, and is likely to remain, substantially less profitable than the business market, it is possible to create economies of scale by linking the two kinds of development in discrete geographic areas in the city. PeterStar intends to do this initially on Vassilievski Island, where its administrative headquarters is located. There is no doubt that increased emphasis on the residential market carries risks for PeterStar; however, the Company believes that, if properly managed, PeterStar's position as an essential part of the St. Petersburg telecommunications market can be safeguarded and strengthened by the development of a residential customer base.

         Fourth, PTS also appears increasingly to view the PeterStar network as not just an adjunct, but as an enhancement to its own network. This could lead to pressure for increased access to that network in lieu of continuing the upgrading of its own. Planning and construction may become more integrated, and the ownership of facilities and equipment may become joint, instead of separate. While such developments may be beneficial in demonstrating the extent to which PTS relies upon, and thus must support PeterStar, the challenge for both PeterStar and the Company will be to ensure that PeterStar's economic contribution is recognized throughout.

         For all of these reasons, although its relationship with PTS is complex, the Company believes that PTS will continue to support the development of PeterStar's business as presently planned, and that, other than as described above, PTS's business objectives are not inconsistent with PeterStar's plans.

         Management. During 1996, the board of directors of PeterStar consisted of seven directors, three of whom were appointed by the Company, two by Telecominvest and one by Complus. The seventh director is the General Director, who is a Russian national nominated by the Company but approved by the general meeting of shareholders. Inasmuch as five of the seven directors must be present to constitute a quorum, the possibility exists that three directors may be able from time to time to prevent the creation of a quorum. Even assuming a quorum to be present, the Company is not assured of a majority of the votes on the board, although if the settlement referred to above is implemented, the Company and Complus, which will be wholly-owned by Cable Wireless, the Company's principal shareholder, will then control four of the seven directors and thus collectively will constitute a majority of the board. To protect the Company against action of which the Company does not approve, certain significant actions of the board of directors of PeterStar, including changing its bankers or auditors, entering into related party transactions, making acquisitions or dispositions not contemplated by PeterStar's business plan and giving guarantees and pledging assets, require the affirmative vote of at least one of the three directors appointed by the Company. The person designated as Chairman of the Board (appointed by the Company) also has a vote in the event of a tie vote among the board of directors.

         Service Agreement. PeterStar entered into a service agreement, dated January 1, 1996 (the "NWE Service Agreement"), with NWE Cyprus, pursuant to which NWE Cyprus provided management services to PeterStar, including advice and assistance with respect to the design, implementation, operations, marketing and expansion of PeterStar's network for a one-year term. NWE Cyprus invoiced PeterStar quarterly for these services in U.S. Dollars. Although this agreement has not formally been renewed, both parties are continuing to treat it as in effect.

         PLD Telekom Inc. Representative Office. Following approval by the Company's Board of Directors in November 1996, the Company began the process of establishing a representative office of the Company in St. Petersburg. The office is located at the premises of BCL and employs a Representative Director (Peter Owen-Edmunds, formerly with PeterStar) and two administrative staff members.

TECHNOCOM LIMITED

         Ownership Structure. Technocom's principal asset is its equity interest in Teleport-TP. The shareholders of Teleport-TP are Technocom (38.5%), Rostelecom (44%), Roscomm (10%) and Technopark (7.5%). Technocom's total interest in Teleport-TP is 49.33%, as a result of its ownership of a 66.67% interest in Roscomm and its ownership of 55.51% of Technopark. Each of the shareholders of Teleport-TP is entitled to designate a director. Because of its controlling interests in Roscomm and Technopark, as well as its interest as a shareholder of Teleport-TP, Technocom effectively controls three out of four voting board positions of Teleport-TP.

         Technocom has a wholly-owned subsidiary, Rosh, which it has used to manage and support its activities in the Russian Federation and other countries of the former Soviet Union. Certain activities in the Russian Federation, including the holding of telecommunications licenses, maintaining certain kinds of bank accounts, and conducting certain currency transactions, cannot be conducted directly by a non-Russian company but can be conducted only through a wholly owned Russian subsidiary. In addition, many functions involved in the management of enterprises, such as the hiring of employees, are more easily carried out through a Russian subsidiary. Finally, many Russian entities prefer to deal with a Russian rather than a non-Russian company.

         Technocom also owns a 49% beneficial interest (9% directly and 40% indirectly through Rosh) in MTR-Sviaz. The remaining 51% is owned by Mosenergo, the Moscow city power utility. MTR-Sviaz is a joint venture formed to modernize and commercialize a portion of Mosenergo's internal telecommunications network. See "Business--Technocom Limited--MTR-Sviaz."

         Technocom also holds a 50% interest in Rosh Telecom, a venture with ECI, an Israeli equipment supplier. Rosh Telecom is the exclusive agent for ECI in the Russian Federation.

         Technocom also owns 75% of SCS. SCS acts as Teleport-TP's marketing arm for satellite circuit capacity made available by Teleport-TP to international television agencies with occasional broadcasting requirements.

         Relationship with Other Equity Holders. The Company has entered into put and call option agreements with Plicom and Elite, whereby each has the right to require the Company to acquire its holdings of Technocom, and the Company has the right to require each to sell its holdings. The price for the shares that are subject to this agreement will be agreed by the parties or, in the absence of such agreement, determined by an investment bank assuming that 100% of Technocom was being offered to the general public and such investment bank was fully underwriting the offering, disregarding any majority or minority interest.

         The option period in respect of Plicom's and Elite's holdings commences on the earlier of (i) publication of Technocom's audited financial statements for the year ending December 31, 1998 or (ii) March 31, 1999, and expires 90 days thereafter. However, in the case of Elite, if Elite does not exercise its option and its consulting agreement with Technocom remains in effect, then the Company is prohibited from exercising its call option with respect to the shares of Elite during the option period described above, and a second option period will commence on the earlier of (i) publication of Technocom's audited financial statements for the year ending December 31, 2001 or (ii) March 31, 2002, and expires 90 days thereafter.

         Both Plicom and Elite, however, are entitled to exercise their respective options in any event if, prior to the expiration of the first option period, (1) any person should acquire more than 50% voting control of the Company, or (2) the Company determines to issue for cash new Common Stock to a competitor in the former Soviet Union (other than Cable & Wireless or any of its subsidiaries) and after such issuance such competitor would have 20% or more of the Common Stock of the Company and the right to nominate or appoint a director to the Company's Board of Directors.

         Rostelecom holds a 44% interest in Teleport-TP. Mr. Oleg Belov, the general director of Rostelecom, is the representative on the Teleport-TP board of directors. All plans relating to the expansion of the Teleport-TP network are discussed and approved by the Teleport-TP board, and thus input is taken from the Rostelecom representative. Thus far, all of the network plans have received approval and, furthermore, Rostelecom has supported all license applications of Teleport-TP.

         Currently, Rostelecom is Teleport-TP's largest customer for its international network services, accounting for approximately 41% of total revenue in 1996, a reduction from approximately 74% in 1995. Teleport-TP leases Intelsat circuits to Rostelecom pursuant to a five-year contract commenced in December 1992 and Eutelsat circuits pursuant to a ten year contract which commenced in September 1995. The Intelsat contract is automatically renewable upon the expiration of its initial term, unless terminated by either party. Rostelecom utilizes Teleport-TP on traffic routes where it does not yet have a direct terrestrial connection and where the cost of a terrestrial connection would be prohibitive. On such routes, Teleport-TP provides Rostelecom with a means of accessing high quality digital international circuits that are not available via other Russian satellite or terrestrial carriers. Teleport-TP provides Rostelecom a means of accessing international capacity via satellite since Rostelecom has no direct access to its own satellite facilities. See "Technocom Limited--Teleport-TP--Customers and Marketing."

         While there is no guarantee that Rostelecom will continue to support the expansion of Teleport-TP, the Company believes that the nature of its support to date and the benefit it receives from the provision of international, and, potentially, domestic capacity, suggests that this relationship will continue in the near term at least.

         Management. Technocom is managed by a board of directors consisting of five members, three of whom are designated by the Company. The day-to-day management of Technocom is the responsibility of Boris Antoniuk, who is the principal executive officer of Technocom. The Company has provided, and will continue to provide, project management support to the development of the satellite-based long distance network. The costs associated with this resource is borne by Technocom.

BECET INTERNATIONAL

         Ownership Structure. The Company's 50% interest in BECET is held by WTC, a British Virgin Islands corporation and a wholly owned indirect subsidiary of the Company. The shares of WTC are held by the Company through NWE Cyprus. The other 50% interest in BECET is currently held by Kazaktelekom, a joint stock company which is owned by the government of Kazakstan and which operates the public telephone network in that country. It is understood that the government may seek to sell an interest in Kazaktelekom to a strategic investor. However, there is currently no clear timetable as to when such a sale would be completed. See "--Relationship with Other Equity Holders."

         Relationship with Other Equity Holders. The relationship between WTC and Kazaktelekom is governed principally by the terms of a joint venture agreement entered into in December 1993. The agreement sets forth the respective capital contributions of the parties. In the case of the Kazak partner, these consisted of the cellular license and frequencies, as well as all physical facilities required for the operation of the cellular network. As required, WTC contributed cash, equipment, property and services with an aggregate value of $20.0 million by February 1995. WTC has no obligation to make any additional contributions. Should the board of directors of BECET determine that BECET requires an additional capital contribution, then each shareholder will be required to contribute its proportionate share of the capital contribution or face dilution.

         Each BECET shareholder has the same voting, distribution and liquidation rights, except that upon a liquidation, WTC is entitled to receive out of any distributions the first $20.0 million for its capital contribution plus any subsequent capital contributions not matched by Kazaktelekom.

         Prior to February 4, 1999, neither party may sell, assign, pledge or otherwise transfer its equity interest in BECET without the written consent of the other party. After February 4, 1999, either party may transfer its equity interest provided that the transferee agrees to be bound by the terms of the Joint Venture Agreement. The Company is aware that, in connection with the announced privatization of Kazaktelekom, consideration is being given to transferring certain of Kazaktelekom's equity holdings (including its equity interest in BECET) to the State Property Committee, and that a regulation concerning such transfer was issued, although management believes that it was subsequently rescinded. However, there have been no formal discussions among the parties regarding the legal and business implications for BECET of Kazaktelekom's privatization.

         BECET and Kazaktelekom entered into an interconnection agreement pursuant to which Kazaktelekom provided BECET with access to the public switched telephone network in Kazakstan for the fifteen year term of BECET's license. While there is no reason to suppose that Kazaktelekom will not honor this commitment, the loss of, or any significant limitation on its access to the network could have a material adverse effect on the operations of BECET.

         While WTC may have the power, pursuant to the management structure described below, to direct the operations or determine the strategies of BECET, management believes that it is unlikely, in view of the pivotal importance of Kazaktelekom to the business of BECET, that any significant initiatives would be undertaken by WTC without the consent of Kazaktelekom. To date, Kazaktelekom has not used its position to undermine initiatives proposed by WTC, nor to cause BECET to take any action to WTC's detriment; however, there can be no assurance that it will not do so in the future The proposed sale of a stake in Kazaktelekom to a strategic investor will also present new uncertainties and challenges to BECET.

         During 1995, the Company advanced $3 million to Monogram Finance Group Limited ("MFGL") in exchange for a convertible promissory note due on February 20, 2000. The note is convertible at any time prior to February 29, 2000 into common stock of MFGL representing 50% of its total issued and outstanding common stock. Its sole asset is an agreement to acquire a 50% interest in Monogram Telecommunications Limited, a Bermuda company ("MTL"). MTL has an agreement to acquire 100% of an Irish company known as Kazakstan Telecommunications Development Corporation Limited ("KTDC"). KTDC has agreed in principle with the government of Kazakstan to assist the government in connection with the privatization of Kazaktelekom. While the Company believes that this arrangement satisfies a commitment given by WTC to the KMOC in connection with the grant of its telecommunications license in 1994 to lend the KMOC up to $3 million on commercial terms for use for various KMOC projects, there can be no assurance that the KMOC will not call upon WTC to advance, and that WTC will not be obligated to pay, the $3 million.

         Management. BECET is managed by a board of directors consisting of six members, three designated by Kazaktelekom and three by WTC. WTC designates the Chairman of the Board who has a casting vote in the event of a tie vote. At least four members of the board are required to approve any of the following actions: amendment of BECET's charter, dissolution, voluntary bankruptcy, approval of the annual budget, acquisition of assets or businesses in excess of $5 million or any disposition or transfer of the BECET license, other investments in excess of $1 million or incurring indebtedness in excess of $2 million. These arrangements cannot be changed without WTC's consent. Accordingly, while there may be some question about the enforceability of these arrangements, WTC believes that it has the ongoing ability to make all significant strategic, operating, financing and investing decisions on behalf of BECET through the arrangements described above, although it is not likely that it would choose to take action without the approval of Kazaktelekom.

         BECET has two co-chief executive officers ("Co-CEOs") and a treasurer who is also the chief financial officer ("CFO"), and may appoint other officers as the board determines. In addition, BECET has a chief Kazak financial officer ("CKFO") who reports directly to the CFO and who is responsible for accounting matters under Kazak law as well as serving as a liaison between BECET and the Kazak tax authorities. One of the Co-CEOs and the CKFO are appointed by the directors who were designees of Kazaktelekom and the other Co-CEO and the CFO are appointed by the directors who are designees of WTC. The Co-CEO appointed by the WTC directors has the ultimate responsibility for the management of BECET, subject to the authority of the board of directors.

         BECET has entered into a Consulting and Information Services Agreement with WTC, dated January 30, 1995 (the "WTC Services Agreement"), pursuant to which WTC provides certain consulting, information, management services and personnel expertise to BECET. In consideration for these services, BECET pays WTC a fee of $25,000 per month plus 3% of BECET's monthly gross revenues, plus certain out-of-pocket expenses. The term of the WTC Services Agreement runs to December 31, 1997 and thereafter is automatically renewed for successive one year periods unless terminated by either party.

RISK FACTORS

This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to political, social and economic conditions in the countries of the former Soviet Union and the Commonwealth of Independent States, the commencement of certain programs and the proposed offering of certain services by the Company's operating subsidiaries, proposed changes in the Company's corporate structure and centers of operations and interpretations and actions of certain regulatory authorities, including in the United States, Canada, Russia and Kazakstan, as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates" or similar expressions. For such statements the Company claims the protection of the safe harbor for forward-looking statements contained in the private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, those discussed elsewhere in this Report and in the documents incorporated herein by reference.

COUNTRY RISKS

         Foreign companies conducting operations through affiliates in Russia and Kazakstan face significant political, economic, currency, legal and social risks. For example, a report released February 20, 1997 by the United States Embassy in Moscow on the commercial environment in Russia listed the following general difficulties affecting trade and investment in Russia, most of which are also encountered in Kazakstan and some or all of which could affect the ability of the Company or its operating subsidiaries to conduct or realize income from their businesses:

         -        ownership disputes
         -        high taxes, and a frequently changing tax regime
         -        high operating costs
         -        lack of systematic and accessible credit information
         -        corruption and commercial crime
         -        financial illiquidity of many Russian  firms
         -        changing requirements from regulatory bodies
         -        lack of market information
         -        an infant commercial legal framework
         -        cultural and language differences
         -        infrastructure problems
         -        payments, arrears and frozen accounts
         -        frequent changes in governmental personnel

         Political Risks. Since the breakup of the Soviet Union, the political situation in Russia and Kazakstan has been characterized by uncertainty and instability.

         In Russia, the political situation has been characterized by tension between the executive and legislative branches of the government and efforts by the regions and autonomous republics of the Russian Federation to gain a greater degree of independence (the most dramatic example of which has been the conflict in Chechnya). Communist and pro-nationalist parties wield strong influence in the lower house of Parliament (the Duma) and have recently made gains in regional governorships which could result in a slow down or reversal of the development of a free market economy. There may be a resurgence in nationalism, particularly if proposals to expand NATO are implemented, which could result in pressures for the reduction or even elimination of non-Russian ownership of Russian businesses. A bill to restrict foreign ownership in the telecommunications industry was recently passed by the lower house of the Duma and, while it is not expected to become law, is symptomatic of these increasingly nationalistic attitudes. Although Boris Yeltsin has been reelected as president of the Russian Federation, his death or incapacity while in office could lead to a political struggle for succession. Any resulting change in leadership could result in political instability and substantial changes in government policies.

         The political situation in Kazakstan is characterized by one-man rule by President Nursultan Nazarbayev who demonstrates considerable political power. While such concentration of power may at times be perceived as providing a stabilizing influence, it also increases the risk of arbitrary decision-making and significant policy changes in the event of succession. In addition, Russia has substantial political and economic influence in Kazakstan and may seek to use such influence to further its own goals, which may be inconsistent with the national interests of Kazakstan.

         Economic Risks. Until recently, the economies of both Russia and Kazakstan were administered by the central authorities of the former Soviet Union. Following the collapse of those authorities and the command economy they managed, the governments of both Russia and Kazakstan sought to implement policies designed to introduce free market economies into their respective countries. While these policies have met with some success, the economies of both Russia and Kazakstan have been characterized by high unemployment, high rates of business failure, the deterioration of certain sectors of the economy, high government debt relative to gross domestic product and declining real wages. While there is evidence of economic improvement in Russia (not hitherto matched in Kazakstan) and recent ministerial appointments by Mr. Yeltsin suggest a continuing commitment to a reform program, Russia is still experiencing a lack of political consensus as to the scope, content and pace of free market reforms. No assurance can be given that policies to introduce or support a free market economy will continue to be implemented in either Russia or Kazakstan, that these countries will remain receptive to foreign investment or that the economies of Russia or Kazakstan will stabilize. The failure of any of these to occur could have a material adverse effect on the Company.

         Currency Risks. The Russian Rouble and the Kazak Tenge are not convertible outside Russia and Kazakstan, respectively. Within those countries, a market exists for the conversion of Roubles and Tenge into other currencies, but it is limited in size and is subject to rules limiting the purposes for which conversion may be effected. The recent history of trading in the Russian Rouble as against the U.S. Dollar has been characterized by significant declines in value and considerable volatility. Although the Russian Rouble and the Kazak Tenge experienced relative stability against the U.S. Dollar during 1996, there is a risk of further declines in value and continued volatility in the future. The Company has largely been able to limit its exposure to declines in the value of the Rouble and the Tenge because its businesses bill their customers in U.S. Dollars. Under current laws and regulations in both Russia and Kazakstan, the Company's businesses are permitted to bill certain of their customers in U.S. Dollars and the remainder in local currencies in amounts determined by reference to the value of the U.S. Dollar. The Company's businesses have experienced certain costs in exchanging local currencies for U.S. Dollars, but these have not been material. Nonetheless, no assurance can be given that the Company's businesses will continue to be able to bill customers in U.S. Dollars or in local currencies in amounts determined by reference to the value of the U.S. Dollar, or that they will continue to be able to exchange local currencies for U.S. Dollars without significant difficulties, delays or costs. Any of these developments, in conjunction with further declines, or volatility, in the value of the Rouble or the Tenge against the U.S. Dollar, could have a material adverse effect on the Company.

         Legal Risks. Both Russia and Kazakstan lack fully developed legal systems. Russian and Kazak law is evolving rapidly and in ways that may not always coincide with market developments, resulting in ambiguities, inconsistencies and anomalies, and ultimately in investment risk that would not exist in more developed legal systems. Furthermore, effective redress in Russian and Kazak courts in respect of a breach of law and regulation, or in an ownership dispute, may be difficult to obtain.

         Risks associated with the Russian and Kazak legal systems include: (i) the untested nature of the independence of the judiciary and its immunity from economic, political or nationalistic influences; (ii) the relative inexperience of judges and courts in commercial dispute resolution, and generally in interpreting legal norms; (iii) inconsistencies among laws, presidential decrees and governmental and ministerial orders and resolutions; (iv) often times conflicting local, regional and national laws, rules and regulations; (v) the lack of judicial or administrative guidance on interpreting the applicable rules; and (vi) a high degree of discretion on the part of government authorities and arbitrary decision making which increases, among other things, the risk of property expropriation. The result has been considerable legal confusion, particularly in areas such as company law, property, commercial and contract law, securities law, foreign trade and investment law and tax law. No assurance can be given that the uncertainties associated with the existing and future laws and regulations of Russia or Kazakstan will not have a material adverse effect on the Company.

         Furthermore, the relative infancy of business and legal cultures in Russia and Kazakstan are reflected in the inadequate commitment of local business people, government officials and agencies, and the judicial system to honor legal rights and agreements, and generally to uphold the rule of law. Accordingly, the Company may, from time to time, confront threats of, or actual, arbitrary or illegal revision or cancellation of its licenses and agreements, and face uncertainty or delays in obtaining legal redress, any of which could have a material adverse effect on the Company.

         Social Risks. The political and economic changes in both Russia and Kazakstan since the break up of the former Soviet Union have resulted in significant social dislocations, as existing structures of authority have collapsed and new ones are only beginning to take shape. The resulting broad decline in the standard of living has resulted in substantial political pressure on the government to slow or even reverse the economic policies currently being pursued.

         In addition, the local and international press have reported significant organized criminal activity, particularly in large metropolitan centers, directed at revenue-generating businesses, and an increased integration of Russian organized crime with major international criminal organizations. In addition, a substantial increase in property crime in large cities has been reported.

Finally, the local and international press have reported high levels of official corruption in the locations where the Company's businesses operate. No assurance can be given that organized or other crime or claims that the Company or any of its businesses has been involved in official corruption will not in the future have a material adverse effect on the Company.

RISKS INVOLVING THE COMPANY

         History of Losses. The Company has reported net losses during each of its years of operations and there can be no assurance that the Company will be able to generate profits in the future.

         Significant Capital Requirements; Need for Additional Capital. Management believes that the funds available from the June 1996 Placement will be sufficient to provide for the Company's capital expenditures and working capital needs in 1997, but thereafter the Company will need to raise additional debt or equity financing to support the needs of its businesses until such time as they become self-sustaining, and to meet its own working capital requirements. There can be no assurance that the Company's businesses will become self-sustaining or that the Company will be able to generate the working capital which it needs from those businesses. Nor can there be any assurance that the Company will be successful in raising sufficient additional debt or equity capital on acceptable terms. Failure to generate sufficient funds in the future, whether from operations or additional debt or equity financing, may require the Company to delay or abandon some or all of its anticipated expenditures and expansions, which could have a material adverse effect upon the growth of the affected businesses and on the Company.

         Substantial Leverage. As of December 31, 1996 the Company had approximately $108 million of consolidated long-term debt and shareholders' equity of approximately $138 million.

         The degree to which the Company is leveraged could have important consequences including, but not limited to, the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited; (ii) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of interest on, and the principal of, its debt;
(iii) the agreements governing the Company's indebtedness contain certain restrictive financial and operating covenants which could limit the Company's ability to compete and expand; and (iv) the Company's substantial leverage may make it more vulnerable to economic downturns, limit its ability to withstand competitive pressures and reduce its flexibility in responding to changing business and economic conditions. Certain of the Company's competitors currently operate on a less leveraged basis and have significantly greater operating and financial flexibility than the Company.

         In addition, the overall level of indebtedness of the Company's subsidiaries may make it more difficult for such subsidiaries to make distributions and other payments to the Company, on which the Company relies heavily for its cash flow. See "--Holding Company Structure; Barriers to Realizing Cash from Subsidiaries."

         Holding Company Structure; Barriers to Realizing Cash from Subsidiaries. As a holding company that conducts virtually all of its business through subsidiaries, PLD has essentially no source of cash other than distributions and other payments from its subsidiaries. There may be a number of legal and other hurdles to be overcome in connection with obtaining cash from its subsidiaries.

         The ability of the Company's subsidiaries to make payments to the Company may be constrained by: (i) their own ability to generate sufficient cash from their operations; (ii) the level of taxation, particularly corporate profits and withholding taxes, in the jurisdictions in which they operate, (iii) exchange controls and repatriation restrictions in effect in the jurisdictions in which they operate, and (iv) legal or practical constraints imposed by the other investors in the Company's subsidiaries.

         In the absence of sufficient cash from its subsidiaries, the Company may be required to refinance its indebtedness, raise funds in a public or private equity or debt offering, or sell some or all of its or its subsidiaries' assets. If the Company is required to conduct an offering of its capital stock or to refinance its indebtedness, its ability to do so on acceptable terms, if at all, will be affected by several factors, including financial market conditions and the value and performance of the Company at the time of such offering or refinancing, which in turn may be affected by many factors, including economic and industry cycles. There can be no assurance that an offering of the Company's capital stock or a refinancing of its indebtedness can or will be completed on satisfactory terms.

         Potential Adverse Consequences of the Continuance. While the Company does not believe that the Continuance will result in any material adverse consequences to the Company or its Canadian or United States shareholders, and in particular that no Canadian federal taxes should be due and payable by the Company under the Act as a result of the Continuance. There can be no assurance that the Canadian federal tax authorities will accept the positions that the Company has adopted with respect to the Canadian federal tax treatment of the Continuance. Accordingly, there can be no assurance that the Canadian federal tax authorities will conclude that no Canadian federal taxes are due under the Act as a result of the Continuance or that the amount of Canadian federal taxes claimed or found to be due will not be significant.

         Taxation. Taxes payable by Russian and Kazak companies are substantial and include value-added taxes ("VAT"), excise taxes, export taxes and income taxes. The tax risks of investing in Russia and Kazakstan can be substantial. Obtaining the benefits of any relevant tax treaties can be extremely difficult due to the documentary requirements imposed by the Russian and Kazak authorities. In addition, a recent instruction issued by the Russian State Tax Service mandates full withholding regardless of tax treaty status and requires the recipient to seek to obtain a refund for withholding in excess of treaty amounts. The need to comply with these provisions may negate or impair tax planning initiatives undertaken by the Company to reduce its and its subsidiaries' overall tax obligations. Furthermore, the taxation systems in Russia and Kazakstan are at an early stage of development and are subject to varying interpretations, frequent changes and inconsistent and arbitrary enforcement at the federal, regional and local levels. In certain instances, new taxes have been given retroactive effect.

         As of January 1, 1997, an exemption from the 20% Russian import VAT for technological equipment (including telecommunications equipment) on which the Company had hitherto relied has been repealed. Since no regulations have been published to date, it is currently unclear whether such VAT payments will be recoverable by the Company or its subsidiaries. Therefore, the consequences for the Company and its subsidiaries of the repeal of the exemption are uncertain as this time.

         Technocom established a representative office in Moscow in October 1995 and registered this office with the relevant Russian tax authorities. The Company understands that, while the tax implications of establishing such an office are not totally clear, this could result in Technocom becoming subject to profits and other Russian taxes as of such date. Inasmuch as Technocom operated to some extent in the Russian Federation prior to this date, without clarifying its tax status with any Russian taxing authority, it is also possible that tax officials may take the position that Technocom may be subject to Russian taxes with respect to the period before October 1995. See "--Country Risks--Legal Risks."

         Currency Controls; Restrictions on Repatriation of Payments; Prior Investments. While applicable legislation in both the Russian Federation and the Republic of Kazakstan currently permits the repatriation of profits and capital and the making of other payments in hard currency, the ability of the Company to repatriate such profits and capital and to make such other payments is dependent upon the continuation of the existing legal regimes for currency control and foreign investment, administrative policies and practices in the enforcement of such legal regimes and the availability of foreign exchange in sufficient quantities in those countries.

         In addition, under current currency regulations in Russia and Kazakstan, while there do not appear to be additional administrative requirements for the payment of dividends or interest on debt, specific licenses from both the Russian Central Bank (the "Central Bank") and the National Bank of Kazakstan are required for the making of equipment lease payments to a foreign lessor and for repayments of principal on debt with a term of more than 180 days. Failure to obtain such currency licenses where required can result in the imposition of fines and penalties. While the requirements for obtaining such licenses largely involve the production of documentation, not only are the documentary requirements themselves burdensome, but there can be no assurance that the entity granting the licenses may not impose additional, substantive requirements for the grant of a license or deny a request for a license on an arbitrary basis. See "--Country Risks--Legal Risks." Furthermore, the time typically taken by the Central Bank and the National Bank of Kazakstan to issue such licenses can be several months. In the case of the Central Bank, delays of up to one year or more in the issuance of licenses have been common and may even becoming the norm. Inasmuch as the indentures governing certain of the Company's indebtedness prohibit the Company from shipping telecommunications assets to be leased pursuant to telecommunications asset leases to Russia or Kazakstan until all necessary licenses are received, the failure of the Company to obtain, or any significant delay in the issuance of, such licenses could substantially delay the time at which the Company may receive payments under such leases.

         Finally, the Company's ability to repatriate distributions and other payments in hard currency will be dependent upon the ability of the Company's operating subsidiaries to bill their customers in U.S. Dollars or the equivalent amount of local currency, as well as their ability to freely exchange local currency receipts into U.S. Dollars. See "--Country Risks -- Currency Risks."

         Accordingly, there can be no assurance that, because of various local currency regulations, the Company will be able fully and/or timely to realize benefits from its operations in Russia and Kazakstan through the receipt of hard currency payments.

         Until 1995, the Central Bank had apparently not exercised its discretion under Russian currency control legislation to establish clear guidelines governing direct foreign hard currency investment in Russian companies. Thus most, if not all direct foreign investment prior to 1995 appears to have been made without licenses from the Central Bank. However, in 1995 the Central Bank indicated that such licenses were required and that upon application it would issue licenses specifically authorizing direct foreign investments in Russian companies. In response to private inquiries, the Central Bank also expressed a willingness to license retroactively previously made direct foreign hard currency investments. The Company is actively reviewing with the managements of its operating subsidiaries its obligations to comply with these licensing requirements, particularly the retroactive element. If the Central Bank was to determine that the Company did not hold the required licenses, this could give rise to fines and penalties which could be substantial.

         Anti-Monopoly Committee Approval. Under Russian anti-monopoly legislation, transactions which potentially influence competition in the Russian Federation are subject to the prior consent of the Russian Anti-Monopoly Committee. The Anti-Monopoly Committee generally has wide discretion to approve or disapprove transactions falling within the scope of its authority, though in practice transactions are rarely challenged. The time typically required by the Anti-Monopoly Committee to review a proposed transaction varies between three and four months. Failure to obtain prior consent may constitute grounds for the Anti-Monopoly Committee to seek a court decision declaring the relevant leasing transaction null and void. In particular, transactions (including rental or lease transactions) which involve the transfer of assets amounting to more than 10% of the assets of a transferor to a transferee, are subject to prior consent of the Anti-Monopoly Committee. This requirement on its face applies to the leasing arrangements through which the Company delivers telecommunications equipment into Russia. These entities would therefore need to obtain such consent before leasing any telecommunications equipment to the Company's operating businesses. While the Company has been advised that such requirement should not apply to such arrangements, there can be no assurance that the Anti-Monopoly Committee will concur and accordingly that the Anti-Monopoly Committee will not require such consent.

         Absence of Complete Control; Dependence on Local Partners. The Company's principal assets are its interests in its operating subsidiaries. The Company holds a 60% ordinary share interest in PeterStar and a 50% interest in BECET. The Company also currently has a 51% interest in Technocom, which in turn currently has a 49.33% direct and indirect beneficial economic interest (56.0% voting interest and ability to nominate three of the four seats on the board) in Teleport-TP and a 49% interest in MTR-Sviaz. In addition, the Company has a 10.4% equity (13.8% voting) interest in SPMMTS. While the Company may have the ability, in the case of PeterStar, BECET and Teleport-TP, to direct the operations or determine the strategies of such subsidiaries under the terms of their respective constituent documents, the other shareholders may, as a practical matter, be able to impede the Company's ability to exercise effective control. In addition, the enforceability of some of the Company's rights is uncertain. See "--Country Risks--Legal Risks." Further, the Company would be unlikely to take significant initiatives without the approval, in the case of PeterStar, PTS, SPMMTS and Commerzbank, in the case of BECET, Kazaktelekom and, in the case of Teleport-TP, Rostelecom. Certain of the Company's operating subsidiaries are dependent on continued access, on favorable terms, to the facilities of certain of the Company's partners, and this may adversely affect the Company's ability to rely on its legal rights to influence the conduct of the business of its operating subsidiaries. Accordingly, the absence of complete legal control by the Company over the operations of PeterStar, BECET and Teleport-TP, coupled with the dependence of these ventures on continued access to the facilities of the Company's partners, could have a material adverse effect on the Company.

         Susceptibility to Political and Other Pressures. Although the governments of the countries and regions in which the Company operates may be limited in the extent to which they can legally direct the Company's policies, in practice they may be able to exercise significant influence. As a consequence, not only may the Company's activities be restrained if a governmental entity or instrumentality is not supportive, but the Company may be forced to take action to support policies or agendas of the government which are not in its commercial or other interests. In addition, in order to maintain good working relationships with its partners, the Company may need to take certain actions which may not necessarily be in its commercial or business interests.

         Dependence on Key Management. The Company's various businesses are managed by a small number of key management personnel, both expatriate and local. See "Ownership and Management of Operating Subsidiaries." PeterStar is dependent upon its general director, Vladimir Akulich, and upon its expatriate managers. The Company also relies heavily on the experience of Yan Dribinsky and Ian Cowley for the technical guidance and management of BECET. The further expansion of the Technocom business depends upon the continued involvement of Boris Antoniuk in the management of Technocom's affairs. While a number of these key individuals have interests in the Company's operating subsidiaries, and Dr. Antoniuk is also under contract to Technocom, no assurance can be given that their services will continue to be available to the Company's operating subsidiaries. In addition, the Company is dependent on its core management team of James Hatt, Simon Edwards, Alan Brooks and Conor Carroll. Neither the Company nor its operating subsidiaries carry "key-man" insurance with respect to these individuals. The Company could be materially and adversely affected if any key management personnel should cease to be active for any reason in the management at the corporate and/or operating subsidiary level.

         Historical Dependence on Cable and Wireless plc. The Company is engaged in developing various telecommunications businesses in challenging environments. The scope of some of its projects, e.g. the development of a cellular network in Kazakstan and the development of a satellite based long distance network across the Russian Federation, requires both significant financial and human resources. The Company has been able to draw, when necessary, on the worldwide expertise (access to which is paid for on a case by case basis) of Cable & Wireless to assist the Company's businesses in certain areas of their operations. The Company and Cable & Wireless have entered into a support services agreement which sets out the terms under which the Company and its subsidiaries have access to Cable & Wireless' resources. The Company expects to be able to continue to draw upon such support from Cable & Wireless for such time as Cable & Wireless is a significant shareholder.

         Competition. The Company is developing and operating its businesses in highly competitive environments. A number of companies compete with the Company's operating businesses, many of which have access to greater financial and technical resources than the Company. There can be no assurance that the Company will be able to overcome successfully the competitive pressures to which it is subject, both in the markets in which it currently operates and in markets into which it might expand. In addition, at this time it is unclear what impact the proposed formation by the Russian government of the new telecommunications holding company for its holdings in Sviazinvest and Rostelecom and the sale of an equity stake in the new company will have on the Russian telecommunications market in general and the Company in particular.

         Regulatory Uncertainties. The Company's businesses operate in uncertain regulatory environments. The Russian telecommunications system is currently regulated by the RSCC, and the Kazak telecommunications system is currently regulated by the KMOC, largely through the issuance of licenses. Despite the 1995 enactment of the Telecommunications Law in Russia, considerable uncertainty still exists as to the application and interpretation of many of its terms. There is currently no comprehensive legal framework with respect to the provision of telecommunications services in Kazakstan, although a number of laws, decrees and regulations govern or affect the telecommunications sector. Further, the proposed privatization of Kazaktelekom, the Kazak national telephone company and the Company's partner in BECET, likely could lead to restructuring of the telecommunications sector in Kazakstan, the effects of which are difficult to predict at the present time. See "--Risks Involving BECET International--Proposed Sale of Stake in Kazaktelekom."

         The absence of regulation in the telecommunications sector has meant that decisions, including the granting and renewal of licenses, may at times be made by governmental officials without reference to precedent or procedure. At the same time, the absence of regulation has also provided the Company with considerable flexibility in setting its tariffs and establishing its pricing free from governmental control. The introduction of regulation of tariffs, or any other type of regulation, could have far-reaching, and potentially materially adverse effects on the Company.

         Potential Conflicts of Interest. Cable & Wireless and each of the Company's principal partners in the PeterStar, BECET and Teleport-TP ventures have interests that may conflict with those of the Company.

         Upon the anticipated consummation of a settlement among the shareholders of PeterStar, Cable & Wireless will hold an 11% interest in PeterStar, and Commerzbank will hold a 14.8% interest in PeterStar. Both Cable & Wireless and Commerzbank have other investments in Russia and the other countries of the C.I.S. which may compete with the Company's ventures. PTS, a shareholder in PeterStar through Telecominvest and the main provider of basic telephony services in St. Petersburg, already competes to some degree with PeterStar for customers and may increasingly become a substantial competitor with the eventual upgrading of its telecommunications network. Kazaktelekom, the public switched telephone network operator and the Company's partner in BECET, may compete with BECET's cellular operations when it improves the telephony services it provides in Kazakstan by upgrading its fixed wire telecommunications network. Rostelecom, the Russian telecommunications company that is Technocom's principal partner in the Teleport-TP venture, competes with Teleport-TP, both directly and indirectly through joint ventures with other international companies in the provision of telephony and related services. Finally, certain directors of the Company's operating subsidiaries also act as directors or officers of its partners in Russia and Kazakstan. See "--Dependence on Key Management."

         In light of these competing interests, and, in particular, the extent of the legal and practical control that the Company's partners have over the affairs of the Company and its operating subsidiaries, any or all of the companies named above may use their influence, through the directors they appoint to the boards of the Company and its operating subsidiaries or otherwise, to benefit themselves or other businesses in which they have an interest at the expense of the Company and its operating subsidiaries, subject to such limited fiduciary duties as they may have under law. Moreover, such persons are not obliged (except for such obligations as they may have under law) to allocate to the Company and its businesses corporate opportunities of which they become aware through the directors referred to above or otherwise. No assurance can be given that the fiduciary duty and corporate opportunity doctrines that exist under United States law will provide adequate protections to the Company's shareholders against the pursuit of such conflicting interests. Kazak law currently provides no protection in this regard and, while Russian corporate law has recently introduced the concept of the fiduciary duties of corporate officers and directors, the law is too new for any prediction to be made as to how much protection it will, in fact, provide. The pursuit of conflicting interests by the persons referred to above could have a material adverse effect on the Company.

         Limitations on Ability to Transfer Interests. The terms of the PeterStar and BECET shareholder and joint venture agreements, and the terms of the shareholder and joint venture agreements relating to Teleport-TP and MTR-Sviaz, impose restrictions on the Company's ability to transfer its interests in such companies and give the other shareholders in such companies certain pre-emptive and other similar rights. It is likely that the Company's ability to transfer its interest in other future investment will be similarly limited. The restrictions on, and other provisions relating to the sale of these interests, and the lack of liquidity in the market for minority interests the Company now holds or may acquire, may impede their resale by the Company. While it may be possible to arrange for negotiated sales with one or more buyers, the Company may not be able to realize value from these interests, or acceptable terms in a timely manner or at all.

         Effect of Technocom Minority Shareholder's Put Option. The Company has entered into put and call agreements with Plicom and Elite, whereby each of Plicom and Elite have the right to sell its equity interest in Technocom to the Company and the Company has the right to require each to sell its holdings. These put and call options may be exercised during the 90-day period commencing on the earlier of (i) the publication of Technocom's audited financial statements for the year ending December 31, 1998 or (ii) March 31, 1999. In the case of Elite, there will be a second option period if Elite's consulting agreement with Technocom is still in effect during the first option period. The second option period is for a 90-day period commencing on the earlier of (i) the publication of Technocom's audited financial statements for the year ending December 31, 2001 or (ii) March 31, 2002. In addition, Elite may exercise its put option should any person acquire more than 50% of the voting control of the Company or the Company issues more than 20% of its Common Shares to a competitor who is also permitted to nominate a person to the Company's Board of Directors. See "Ownership and Management of Operating

Subsidiaries--Technocom Limited--Relationship with Other Equity Holders." The existence of this agreement could adversely affect the Company's ability to dispose of its shares of Technocom. Furthermore, if Plicom or Elite elects to exercise its put option, the Company may be obligated to pay a significant amount of consideration to acquire such equity interest, which could have a material adverse effect on the Company.

         Management of Growth. The Company is at a relatively early stage of development and has experienced, and may continue to experience, rapid growth resulting from the continued development of PeterStar, BECET and Technocom and its other businesses. The Company's future growth will require the Company to manage its expanding operations and to adapt its operational systems to respond to changes in the business environment. The expansion of the Company's operations have placed and will continue to place significant demands on the Company and its management to improve the Company's operational, financial and management information systems, to develop further the management skills of the Company's managers and supervisors and to continue to train, motivate and effectively manage the Company's employees. The failure of the Company to manage its growth effectively could have a material adverse effect on the Company.

RISKS INVOLVING PETERSTAR COMPANY LIMITED AND BALTIC COMMUNICATIONS LIMITED

         Limited Operating History. PeterStar was formed in May 1992 and started operating a modern digital telephone exchange network in St. Petersburg only in February 1993. BCL, which was acquired by the Company in April 1996, was also formed in 1992 to provide international direct dial and private line services for foreign companies in St. Petersburg. While both PeterStar and BCL generated profits in the year ended December 31, 1996, in view of their limited operating history there can be no assurance that PeterStar or BCL will be able to generate sufficient revenues or control their costs enough to remain profitable in the future.

         Telecommunications Licenses. PeterStar's business is dependent on the maintenance of its principal telecommunications license which permits it to operate a public telephone system in the Russian Federation for a term expiring in November 2004. Other licenses that have been issued to PeterStar include a dedicated network license (expiring September 2001), a data communications license (expiring May 2001), a telematics license (expiring May 2001) and a videoconferencing license (expiring June 2001). These licenses contain certain maximum numbers of lines and deadlines for the introduction of certain minimum capacity levels. PeterStar has no reason to believe that those licenses would be terminated if it either exceeded the maximum number of lines or failed to install the required capacity in the required timeframes. Management of PeterStar believes that the maximum and minimum number of lines are not strict requirements but are instead designed to provide guidance as to the number of lines to be included on the system. There can be no assurance that the RSCC would not interpret the provisions of the licenses differently, which in turn could result in the revocation of the licenses or their renegotiation on terms unfavorable to PeterStar.

         BCL holds a license which permits it to operate, and provide long distance and international telephone, facsimile and data transmission services to private networks in St. Petersburg and the surrounding region for a term expiring on December 31, 2003. The license limits the number of subscribers to 100,000 and requires that 70,000 of these be in place by January 2001. Management of BCL believes that the maximum and minimum line numbers are not strict requirements but are instead designed to provide guidance as to the number of lines to be included on the system. BCL has no reason to believe that its license would be terminated if it either exceeded 100,000 lines or failed to have 70,000 lines in place by January 2001, but there can be no assurance that the RSCC would not interpret the license provisions differently, which in turn could result in the revocation of its license or its renegotiation on terms unfavorable to BCL.

         No assurance can be given that either PeterStar or BCL will be able to maintain its licenses, that the terms will not be interpreted, altered or renegotiated to its disadvantage or that they will be renewed upon expiration. See "--Country Risks--Legal Risks." The loss of, or a substantial limitation upon the terms of, either PeterStar's or BCL's licenses could have a material adverse effect on the Company.

         Dependence on Interconnect Parties. PeterStar is dependent on PTS and SPMMTS for the completion of most of its calls. The PeterStar network is linked to the PTS network, which gives PeterStar access to PTS's large local subscriber base. PeterStar is required by the terms of its license to route all long distance and international calls through the public network.

PeterStar has been able to negotiate favorable tariffs for interconnection fees and carrier charges with both PTS and SPMMTS. PeterStar's current interconnect agreements with PTS and SPMMTS expire in December and November 1997, respectively. The agreements provide for automatic extensions at the end of their term unless otherwise terminated by either party. The interconnection fees and carrier charges payable under the interconnect agreements are subject to renegotiation between the parties from time to time. There can be no assurance, however, that PeterStar will continue to have access to the PTS network or that PeterStar will continue to receive such favorable tariffs. The loss of access to such network or increases in such tariffs could have a material adverse effect upon the Company.

         Dependence on PTS Facilities. PeterStar is also dependent on PTS's buildings, ducts and tunnels in order to house its exchanges and to reach its customers. To date, PeterStar has not been required to pay rent to PTS to house its exchanges in PTS buildings, nor has it paid rentals for ducts or tunnels. Although PTS is required to provide these facilities under the terms of PeterStar's charter, the presently unforeseen loss of access to these facilities or the availability of access only on unfavorable terms could have a material adverse effect upon the Company. Further, the increasingly closer integration of the PeterStar and PTS facilities may eventually give rise to questions as to the ownership of individual items of equipment and infrastructure.

         PTS clearly sees PeterStar as an opportunity to deal with the unanswered demand for additional residential lines in St. Petersburg. Although the political imperatives to deal with this problem may have diminished somewhat now that PTS has been privatized, given its dominant position in St. Petersburg, management believes it is doubtful that the political pressures on PTS have lessened significantly. Therefore, PTS's continued support for PeterStar's access to the business market may be based on PeterStar's continuing commitment to develop the residential market in St. Petersburg which is currently, and is likely to remain, substantially less profitable than the business market.

RISKS INVOLVING TECHNOCOM LIMITED

         Limited Operating History. Technocom was formed in January 1992. Until 1995, its principal business was Teleport-TP, which commenced operations in late 1993. In view of their limited operating history, there can be no assurance that they will generate sufficient revenues or control their costs sufficiently to become and remain profitable in the future. Nor can there be any assurance that Technocom's other businesses, all of which have only just commenced operations or are still in the planning stage, will become or remain profitable.

         Telecommunications Licenses. Teleport-TP holds four licenses from the RSCC with respect to its operations. Two licenses expire in 2004, one in 2002 and one in 2001. These licenses contain certain maximum numbers of subscribers and deadlines for the introduction of certain minimum capacity levels and, in some cases, certain minimum numbers of actual subscribers. Management of Teleport-TP believes that the subscriber numbers are not strict requirements but are instead designed to provide guidance as to the number of subscribers to be included on the system. Teleport-TP has no reason to believe that any of its licenses would be terminated if it failed to have the minimum number of subscribers in place by the specified date or if it exceeded the maximum number of subscribers as provided in the licenses, but there can be no assurance that the RSCC would not interpret the license provisions differently, which in turn could result in the revocation of its licenses or their renegotiation on terms unfavorable to Teleport-TP. The loss of, or the failure to obtain renewal of, or any substantial limitation upon the terms of, any of Teleport-TP's licenses could have a material adverse effect on the Company.

         No assurance can be given that Teleport-TP will be able to maintain its licenses, that the terms will not be interpreted, altered or renegotiated to its disadvantage or that they will be renewed upon expiration. See "-- Country Risks -- Legal Risks." The loss of, or a substantial limitation upon the terms of, Teleport-TP's licenses could have a material adverse effect on the Company.

         Dependence on Rostelecom as Customer; Necessity to Further Develop Customer Base. Rostelecom accounted for 41% of Teleport-TP's total revenues for the year ended December 31, 1996 as compared to 74% for the year ended December 31, 1995. Teleport-TP will seek, through the installation of its long distance network facilities, to develop a substantial alternative customer base in order to reduce its dependance on Rostelecom; however, there can be no assurance that it will be able to do so successfully. Thus, for the foreseeable future Rostelecom will likely remain Teleport-TP's single largest customer for international services. While the risk of Rostelecom taking action which could harm Teleport-TP should be ameliorated because of the fact that Rostelecom itself owns 44% of Teleport-TP, any significant negative change in the relationship with Rostelecom could have a material adverse effect upon both Teleport-TP and Technocom. See "-- Network Expansion."

         Dependence on MGTS Facilities. Teleport-TP is dependent upon the facilities of MGTS for the operation of its existing network in Moscow, since a substantial part of the fiber optic cabling it uses is laid in the ducts of MGTS pursuant to agreements under which Technocom pays MGTS for the use of such facilities. The agreements between Teleport-TP and MGTS are one year agreements which are subject to automatic one year renewals unless MGTS provides a timely notice of cancellation. The current agreements expire on December 31, 1997. Technocom knows of no reason why MGTS would refuse to renew these agreements. However, the failure on the part of MGTS to renew these agreements or to honor their terms could have a material adverse effect on Teleport-TP.

         Network Expansion. Technocom, through Teleport-TP, has commenced a major program for the provision to cities and other locations throughout the Russian Federation of satellite-based long distance and international telecommunications service (the latter through Teleport-TP's international gateway in Moscow). Installation of the first phase of the long distance network program commenced in 1996, with 16 sites finished as of December 31, 1996. The Company currently plans to provide service to as many as 125 cities by the middle of 1998. This represents a major expansion of Teleport-TP's operations which will require substantial capital and special management efforts if it is to be carried into effect successfully.

         Further expansion of the network program will be defined by customer demand and, therefore, has yet to be fully determined. The ability of the Company to expand such a program will be dependent on its ability to raise additional debt or equity financing on favorable terms or through the use of internally generated cash. There can be no assurance that the Company will be able to do so.

         For the program to be successful, Teleport-TP will have to identify commercially viable markets for its services in each of the locations which it intends to serve, and in all likelihood will have to form alliances with suitable regional partners. There can be no assurance that the arrangements made so far, or any future arrangements will prove to be commercially viable.

         Furthermore, because of the huge distances involved, Technocom anticipates difficulties in hiring, training and supervising its employees, and controlling the actions of its local partners at each of the locations to which it provides service. Technocom also anticipates that lack of developed banking facilities and access to legal, accounting and other professional help in some of the more remote locations will impede efforts to develop commercially viable businesses in these locations. Failure on the part of Technocom to manage the development of this network successfully could have a material adverse effect on the Company.

         Finally, Teleport-TP anticipates significant competition from other companies seeking to serve the Russian long distance telephone market. While Rostelecom, the principal long distance carrier in the Russian Federation, appears to be supportive of Teleport-TP's development program, any decision by Rostelecom to compete directly with Teleport-TP or to impede the implementation of Teleport-TP's network could have a material adverse effect upon the program itself and upon the Company. See "--Dependence upon Rostelecom as Customer; Necessity to Further Develop Customer Base." In addition, at this time it is unclear what impact, if any, the proposed formation by the Russian government of the new telecommunications holding company for its holdings in Sviazinvest and Rostelecom and the sale of an equity stake in such new company would have on the Russian telecommunications market in general and the Company in particular.

RISKS INVOLVING BECET INTERNATIONAL

         Limited Operating History. BECET was formed in January 1994, commenced commercial operations in September 1994 and has completed two full years of operations to date. Although BECET generated profits for the year ended December 31, 1996, there can be no assurance that BECET will be able to generate sufficient revenues or control its costs sufficiently to remain profitable in the future.

         Telecommunications License. BECET's business is dependent on the maintenance of its telecommunications license, which permits it to operate a cellular network in Kazakstan using analog AMPS technology. BECET believes that it has a valid right to operate its network for a fifteen-year period commencing February 4, 1994, with the first five years being on an exclusive basis. BECET is aware of issues having been raised regarding the exclusivity provision of its license, but to date this provision remains in effect. While loss of exclusivity in all or any part of Kazakstan prior to February 1999, the scheduled date for its expiration, could have an adverse effect upon BECET's operations, BECET expects to be able to minimize such effect by aggressively establishing and consolidating its market penetration to the maximum extent possible in the interim.

         Network Expansion. BECET has engaged in a significant expansion of its cellular network, from its initial base of operations in Almaty to a total of 11 cities throughout Kazakstan as of December 31, 1996, as required under the terms of its license. However, it has only engaged in limited market research to determine what level of demand for cellular service exists, and accordingly there can be no assurance that the establishment of cellular service in any location will be commercially viable. Furthermore, because of the distances involved, the difficulty of hiring, training and supervising staff at remote locations and the underdeveloped nature of the business infrastructure such as banks and professional advisers in many of the proposed locations for expansion, the establishment of cellular service will present significant challenges to the management of BECET, and there can be no assurance that these challenges will be met successfully in all cases. Failure to manage the expansion of the BECET network successfully could have a material adverse effect upon the Company.

         Dependence on Interconnect Parties. BECET is entitled to interconnection free of charge to networks operated by Kazaktelekom, the public switched telephone network operator, for the completion of its local, long distance and international calls. The loss of, or any significant limitation on, its access to such network could have a material adverse effect on the Company. See "--Proposed Sale of Stake in Kazaktelekom."

         Proposed Sale of Stake in Kazaktelekom. Since its formation, BECET has been 50% owned, directly or indirectly, by the government of Kazakstan. BECET believes that the attitude of the government towards its operations has generally been favorable and that this has derived in some part from the government's interest in BECET. Currently, the government's 50% interest in BECET is held through Kazaktelekom, which the government owns. It is understood that the government may seek to sell an interest in Kazaktelekom to a strategic investor. However, there is currently no clear timetable as to when such a sale would be completed. There can be no assurance that the government's favorable attitude towards BECET will continue after any sale of a stake in Kazaktelekom to a strategic investor. A significant change in the government's attitude toward BECET could have a material adverse effect on the Company.

         In addition, the sale of a stake in Kazaktelekom to a strategic investor could result in changes in the organizational structure of that company. At present, Kazaktelekom holds relatively undisputed control over the wireline system throughout, and the international gateways into, Kazakstan. The loosening of its links with the government could result in the separate regions in Kazakstan attempting to gain greater autonomy and the ability to control telecommunications in their respective areas. If this were to occur, it could also result in the separate regions attempting to renegotiate, or simply refusing to honor, the arrangements regarding tariffs and interconnections previously agreed to between BECET and Kazaktelekom, or taking other actions which are inconsistent with the joint venture between the Company and Kazaktelekom. Any such development would have a material adverse affect upon BECET's operations.


ITEM 2.           PROPERTIES

         Executive Offices. As a result of the Continuance, the Company has closed its executive offices in Toronto, where the Company previously leased approximately 500 square feet of office space on a month-to-month basis. The Company intends to consolidate these offices and other management functions in the United States during the second quarter of 1997.

         PLD Management Services Limited. PLD Management Services Limited, a wholly owned English subsidiary of the Company, maintains an office in London, England where it leases approximately 2,400 square feet of office space pursuant to a long-term lease. In connection with the Continuance, the Company intends to move many of the functions performed by this office to the United States during the second quarter of 1997, although the Company anticipates continuing to have an operational support facility in England for the foreseeable future.

         PeterStar Company Limited. PeterStar's principal office, which it leases from PTS, is located on Vassilievski Island, St. Petersburg, Russia. Its principal switch is also located at this site. PeterStar also occupies other space in St. Petersburg which is used to house other switching and transmission equipment.

         Baltic Communications Limited. BCL's principal office, which it leases on a commercial basis, is located in the Admiralteiski district of St. Petersburg, Russia. BCL's commercial and technical facilities are located at this location.

         Technocom Limited. Technocom uses Teleport-TP's office space and does not own any real property. Teleport-TP leases premises, which also house its administrative functions, at VVC. Teleport-TP's core network, comprising the switching facilities and the Intelsat and Eutelsat earth stations, are also located at VVC.

         BECET International. BECET leases space for its administrative offices in a Kazaktelekom exchange building located in Almaty. It also leases space from Kazaktelekom for its switches, cell sites and associated equipment in Kazakstan, and leases other space in cities in Kazakstan where it has operations for customer service centers.

         The Company believes that its offices and the various facilities used by PeterStar, BECET, Technocom and Teleport-TP are suitable and adequate for their respective current businesses and operations.

ITEM 3.           LEGAL PROCEEDINGS

         Neither the Company nor its subsidiaries are parties to any material legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1996.


                                     PART II


ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         The Company's Common Stock is quoted on the NASDAQ National Market System under the symbol "PLDI" (as of March 6, 1997). Prior to this date it was quoted under the symbol "PLDIF". The Company's Common Stock is also listed on The Toronto Stock Exchange under the symbol "PLD". It is also quoted on SEAQ International and traded on the Berlin and Frankfurt Stock Exchanges. Prior to the Continuance of the Company in Delaware on February 28, 1997, the Company's Common Stock was referred to as "Common Shares." The Common Shares began trading on The Toronto Stock Exchange on September 28, 1987 and on the NASDAQ National Market System on February 18, 1993. The Company's principal market, based on the percentage of trading volume, is the NASDAQ National Market System.

         The following table sets forth the high and low closing prices for the Company's Common Shares, as reported by NASDAQ, for each full quarterly period within the two most recent fiscal years. The prices below represent prices between dealers, without adjustment for retail mark-ups, mark-downs or commissions, and may not reflect actual transactions.

                                     CLOSING PRICES
                                     --------------
                                     HIGH                         LOW
                                     ----                         ---
1995
1st Quarter                        $6.750                      $4.375
2nd Quarter                        $6.750                      $4.625

3rd Quarter                        $7.500                      $5.688
4th Quarter                        $6.875                      $4.625
1996
1st Quarter                        $6.375                      $4.625
2nd Quarter                        $9.000                      $4.500
3rd Quarter                        $8.500                      $6.125
4th Quarter                        $8.125                      $5.500

         The following table sets forth the high and low closing prices of the Company's Common Shares (in Canadian dollars), as reported by The Toronto Stock Exchange, for each full quarterly period within the two most recent fiscal years.

                                   CLOSING PRICES
                                   --------------
                                       HIGH                         LOW
                                       ----                         ---
1995
1st Quarter                         Cdn$9.125                   Cdn$6.375
2nd Quarter                         Cdn$9.125                   Cdn$6.000
3rd Quarter                        Cdn$10.375                   Cdn$7.875
4th Quarter                         Cdn$9.125                   Cdn$6.250
1996
1st Quarter                         Cdn$8.500                   Cdn$6.375
2nd Quarter                        Cdn$12.000                   Cdn$6.200
3rd Quarter                        Cdn$11.500                   Cdn$8.400
4th Quarter                        Cdn$10.800                   Cdn$7.250

         On March 5, 1997, the closing sale price for a share of Common Stock as reported by NASDAQ was $5.625. As of March 5, 1997, there were 499 holders of record of the Company's Common Stock.

         The Company did not declare dividends on its Common Stock in 1996 and does not intend to declare dividends on its Common Stock in the foreseeable future.

ITEM 6.           SELECTED FINANCIAL DATA

         The following summary consolidated financial and operating data was derived from, and should be read in conjunction with, the audited Consolidated Financial Statements of the Company and the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained elsewhere herein. Prior to the Continuance the Company's audited Consolidated Financial Statements were prepared in accordance with Canadian GAAP, which differ in certain respects from U.S. GAAP. See Note 15 to the Company's audited Consolidated Financial Statements. As a result of the Continuance, the consolidated financial data presented below for the fiscal years 1994, 1993 and 1992 has been restated in accordance with U.S. GAAP.

                                                          FISCAL YEAR ENDED DECEMBER 31,
                                                          ------------------------------
                                           1996         1995           1994         1993         1992
                                                                  (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Operating revenues: ..............     $ 61,966      $ 29,120      $  8,526      $  2,308      $   --
  Operating expenses ...............       59,099        38,266        17,248         7,606        3,642
                                         --------      --------      --------      --------      -------
  Operating income (loss) ..........        2,867        (9,146)       (8,722)       (5,298)      (3,642)
  Loss from continuing operations
    before income taxes and minority
    interest .......................       (6,271)      (13,440)       (9,491)       (5,264)      (2,531)
  Income taxes .....................        3,669         1,490            --            --           --
  Loss from continuing operations
    before minority interest .......       (9,940)      (14,930)       (9,491)       (5,264)      (2,531)
  Minority interest ................        2,521          (551)           --            --           --
                                         --------      --------      --------      --------      -------
  Loss from continuing operations ..      (12,461)      (15,481)       (9,491)       (5,264)      (2,531)
  Discontinued operations ..........           --            --            --        (5,138)      (2,395)
                                         --------      --------      --------      --------      -------
  Loss for the year/period .........     $(12,461)     $(15,481)     $ (9,941)     $(10,402)     $(4,926)
                                         ========      ========      ========      ========      =======
  Loss per common share(1) .........     $  (0.39)     $  (0.49)     $  (0.78)     $  (1.33)     $ (0.94)
                                         ========      ========      ========      ========      =======
  Weighted average number
    of shares outstanding
     (in thousands) ................       31,579        31,315        12,663         8,155        5,338


                                                                   DECEMBER 31,
                                                                   ------------
                                         1996            1995          1994           1993          1992
BALANCE SHEET DATA:
  Cash and term deposits(2) .....     $  40,674      $  15,676      $  56,710      $    948      $  6,695
  Non-cash working capital
    (deficiency) ................       (26,440)       (22,001)       (17,706)       (5,121)         (414)
  Escrow funds ..................        40,984             --             --            --            --
  Property and equipment, net ...        93,039         45,357         21,718         6,306         4,715
  Telecommunications licenses ...        72,310         49,583         54,099        18,337        19,789
  Investments and other assets ..        39,052         29,293         18,925         2,223         5,827
  Investment in Teleport-TP .....            --         23,564         15,699            --            --
  Total assets ..................       306,357        178,092        171,760        28,700        38,017
  Shareholders' equity (deficiency)     137,954        135,832        147,470        11,448        18,793

-------------
(1) In 1993 and 1992, loss per common share includes a loss from discontinued operations of $(0.63) and $(0.45) respectively.

(2) The December 31, 1996 and December 31, 1995 balances includes cash of $9.0 million and $6.1 million, respectively, held on deposit as collateral to secure bank indebtedness of the same amount.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except as otherwise indicated, all references to 1994, 1995 and 1996 refer to the fiscal year ended on December 31 of those years respectively.

INTRODUCTION

         Basis of Presentation. Effective February 28, 1997 PLD Telekom Inc. was continued as a Delaware corporation and as a result the 1996 consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The audited consolidated financial statements for prior years were prepared in accordance with Canadian GAAP, with a reconciliation to U.S. GAAP. As a consequence of the continuance to Delaware, the 1995 and 1994 financial statements have been restated in accordance with U.S. GAAP.

           Principal Operations and Future Activities The Company's key interests at December 31, 1996 include a 60% equity interest in PeterStar, which provides telecommunication services in St. Petersburg, Russia; a 50% equity interest in BECET, which provides cellular services in Kazakstan; and a 51% equity interest in Technocom which, through its 49% equity interest in Teleport-TP, operates an international teleport in Moscow, fiber optic networks in Moscow and its environs and a satellite-based long distance network across Russia. Cable & Wireless is the Company's principal shareholder at December
31, 1996. The consolidation of financial information in the 1996 financial statements differs from 1995 by reflecting (i) the Company's acquisition of 100% of the outstanding shares of BCL in April 1996; and (ii) the acquisition by Technocom of a controlling voting interest in Teleport-TP effective December 31, 1996.

           The Company's telecommunications businesses are developing rapidly in an emerging economy which, by its nature, has an uncertain economic, political and regulatory environment. The general risks of operating businesses in the former Soviet Union include the possibility for rapid change in government policies, economic conditions, the tax regime and foreign currency regulations. In addition, Teleport's satellite-based long distance network is at an early stage of its development and operations.


          Ultimate recoverability of the Company's investments in PeterStar, BECET and Teleport is dependent upon each of these subsidiaries achieving and maintaining profitability, which is dependent to a certain extent on the stabilization of the economies of the former Soviet Union, the ability to maintain the necessary telecommunications licenses and the ability to obtain adequate financing to meet capital commitments.


          Effect of change from Canadian GAAP to U.S. GAAP. The effect of the restatement of prior year comparitives from Canada to U.S. GAAP is explained in
Note 15 to the consolidated financial statements. However, the main differences may be summarized as follows: (i) under Canadian GAAP, the Convertible Notes issued in connection with the June 1996 Placement are a compound financial instrument and the debt and equity elements are separatly accounted for. Under U.S GAAP, the Convertible Notesare accounted for as a single debt instrument under the "Long-term dept" caption; and (ii) U.S. GAAP does not permit the capitalization of pre-operating costs. Therefore, in anticipation of the change to U.S. GAAP, effective December 31, 1996 the Compnay changed its Canadian GAAP policy with respect to pre-operating costs bring it in line with U.S. GAAP. As a result all such costs were retroactively expensed.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 VERSUS YEAR ENDED DECEMBER 31, 1995

PLD TELEKOM INC. - CONSOLIDATED

        In 1996, the Company reported a loss of $12.5 million, or $0.39 per share, on total revenues of $66.8 million, including operating revenues of $62.0 million. This compares with a loss in 1995 of $15.5 million, or $0.49 per share, on total revenues of $31.2 million (operating revenues of $29.1 million).

        The loss of $12.5 million in 1996 incorporates a profit contribution from PeterStar of $5.9 million (after profits tax of $1.8 million), a profit contribution from BECET of $4.5 million (after profits tax of $1.5 million), a profit contribution from BCL of $0.7 million (after profits tax of $0.2 million), and corporate interest and other income of $2.8 million, offset by corporate general and administrative costs of $6.3 million, interest on corporate bank indebtedness and long-term debt of $9.5 million, amortization charges of $5.6 million, a share of the loss from equity investments of $2.7 million (including amortization of licenses of $2.5 million) and minority interest charges of $2.5 million relating primarily to PeterStar and BECET.

        Operating revenues. Consolidated operating revenues increased by 113% from $29.1 million in 1995 to $62.0 million in 1996, principally as a result of strong growth in PeterStar and BECET and the addition of BCL to the portfolio with effect from April 1, 1996. Operating revenues from PeterStar grew 118% in 1996, to $32.5 million from $14.9 million in 1995, due mainly to a continued rapid increase in line penetration from 21,528 at December 31, 1995 to 52,005 at December 31, 1996. BECET contributed operating revenues of $19.1 million, as compared to $9.3 million in 1995. This increase is attributable to the growth in BECET's subscriber base from 2,882 at December 31, 1995 to 6,957 at December 31, 1996. Technocom contributed operating revenues of $4.4 million in both 1996 and 1995 from its leasing of telecommunications equipment and from telecommunications projects. BCL contributed operating revenues of $5.1 million for the Company, and Yellow Pages contributed $0.8 million for the full year.

        Direct costs. Direct costs were 35% of operating revenues in 1996 compared to 36% of operating revenues in 1995, and include the direct costs of sales of PeterStar, BECET, Technocom, BCL and Yellow Pages.

        General and administrative costs. General and administrative costs in 1996 include the day-to-day expenses in all five subsidiary operations (four subsidiaries in 1995) as well as corporate expenses. Consolidated general and administrative expenses increased 36% from $18.2 million in 1995 to $24.8 million in 1996, reflecting the continued growth in the scale and extent of the operating businesses and the acquisition of BCL. As a percentage of operating revenues these costs continued a downward trend, falling from 62% in 1995 to 40% in 1996. At the corporate level, general and administrative overhead increased to $6.3 million in 1996 from $5.1 million in 1995.

         Depreciation. Depreciation increased 36% from $3.8 million in 1995 to $5.2 million in 1996, reflecting 1996 capital expenditures within the operating businesses of $43.2 million as the build-out of the PeterStar and BECET networks progressed.

         Amortization. Upon the acquisition by the Company of its interests in PeterStar, BECET and Technocom (incorporating Teleport-TP), the differential between the purchase price and the fair value of the net assets acquired was allocated to the telecommunications licenses held by these entities. These licenses, which expire in 2004, 2009 and 2004 respectively, are being amortized on a straight line basis over the appropriate terms. In this respect, in 1996, the Company incurred total non-cash amortization charges of $5.6 million, including $2.6 million relating to the telecommunications licenses of PeterStar, and $2.1 million relating to the telecommunications license of BECET. In addition it incurred charges of $0.2 million relating to goodwill associated with the acquisition of Yellow Pages and $0.7 million relating to deferred financing costs. As well as the $5.6 million of amortization noted above, the Company's share of the results of its equity investments - Teleport-TP, MTR-Sviaz and Rosh Telecom - which are accounted for on an equity basis, includes amortization of $2.5 million relating to the telecommunications licenses of Teleport-TP. Total amortization charges in 1995 were $6.2 million principally relating to the PeterStar, BECET and Teleport-TP telecommunications licenses.

         Interest expense. On June 12, 1996, the Company completed a $149.5 million private placement consisting of (i) 123,000 units consisting of $123 million aggregate principal amount at stated maturity of 14% senior discount notes together with Warrants to purchase a total of 4,182,000 Common Shares; and (ii) $26.5 million aggregate principal amount of 9% convertible notes. The purchase/conversion prices respectively on the Warrants and the convertible notes are $6.60 and $6.90 per Common Share.

         These debt instruments represent entirely new indebtedness of the Company and resulted in an interest charge on long-term debt in 1996 of $8.7 million as against zero expense in 1995. Prior to the completion of this offering the Company had a $22.5 million bank facility with a Canadian chartered bank (CIBC), guaranteed by Cable & Wireless, which resulted in corporate interest charges of $0.7 million in 1996, as compared with $0.5 million in 1995, and which together with interest expenses relating to certain indebtedness of Technocom yields total interest expense on bank indebtedness of $1.2 million in 1996 ($1.0 million in 1995).

         Interest and other income. Under the terms of the debt offering, $46.0 million was deposited into an escrow account, for subsequent disbursement into telecommunications equipment or telecommunications companies in Russia and Kazakstan. All funds which had yet to be disbursed were invested throughout the period in short-term reverse repurchase agreements secured by U.S. treasury bonds. These investments, together with interest earned on other cash deposits and miscellaneous other income, produced total interest and other income at the corporate level of $2.8 million, compared with $0.4 million in 1995. The bulk of the remainder of the $4.9 million accrued in Technocom.

PETERSTAR

         PeterStar had net income of $5.9 million and an operating profit of $8.0 million on operating revenues of $32.5 million for the year ended December 31, 1996, compared to a net loss of $1.0 million and an operating profit of $0.1 million on operating revenues of $14.9 million for the year ended December 31, 1995. EBITDA grew to $10.3 million for the year ended December 31, 1996, representing 31% of revenues, compared to EBITDA of $2.4 million, representing 16% of revenues, for the same period in 1995.

         Revenues. Call revenues for the year ended December 31, 1996 ($21.5 million) were 149% higher than the call revenues in the year ended December 31, 1995 ($8.6 million), reflecting increases in subscriber lines installed and transit traffic carried during the period. Total subscriber lines increased by 142%, to 52,005 at December 31, 1996 from 21,528 at December 31, 1995. Directly connected customers (i.e. business and residential lines) increased to 14,792 from 6,869, or 115%, over the same period. Lines to cellular operators increased by 153%, to 37,213 lines at December 31, 1996 from 14,658 lines at December 31, 1995.

         Revenue from line rentals increased by 298%, reflecting the increase in installed lines, both fixed and cellular. Conversely, installation fee grew only at a rate of 29% over the year ended December 31, 1995, reflecting a reduction in the level of fees implemented by PeterStar during 1996 and the fact that installation fees on cellular lines are substantially lower than on fixed lines.

         Call revenue accounted for 66% of operating revenue for the year ended December 31, 1996 compared to 58% in 1995, installation fees accounted for 17% of total revenue for the year ended December 31, 1996 compared to 28% in 1995 and line rentals accounted for 17% of total revenue for the year ended December 31, 1996 compared to 9% in 1995. (In addition, in 1995 other income represented a further 5% of total revenue.)

         PeterStar is experiencing a shift in its customer base, from foreign companies which used the higher priced international and long distance services to a predominantly Russian business and residential market for which local calling is the principal usage. Thus, 89% of PeterStar's total network traffic in 1996 was local compared with 84% in 1995, 7% of traffic was long distance in 1996 compared with 9% in 1995, and only 4% of traffic was international in 1996 compared with 7% in 1995. These changing traffic patterns are having the effect of reducing revenues per line; total revenue per line for the year ended December 31, 1996 was $885 as against $1,163 per line for 1995, while recurring revenue per line (calling charges and line rentals) were $736 per line as against $783 in 1995. The Company expects these trends to continue as Russian companies and individuals increasingly constitute PeterStar's customer base.

         PeterStar expects line growth for both fixed and cellular services to continue as the market expands for high quality digital telecommunication service, although continuing competition is expected to put pressure on margins. PeterStar believes that its focus on the introduction of data services such as frame relay and ATM services which hitherto have not had any significant impact upon its financial results will start to contribute to revenues and improve its competitive positioning.

         Gross Profit. Gross profit increased 115% to $20.7 million for the year ended December 31, 1996 from $9.6 million in 1995. The gross margin of 64% is slightly lower than the margin of 65% in 1995, with lower tariffs on international traffic being offset by a reduction in the level of payments due to the carriers of this traffic and an increase in local traffic where PeterStar, under the terms of its arrangements with PTS, does not pay carrier charges.

         Tariffs. During 1996 there was continuing pressure on international rates (part of a global trend in the telecommunications industry). PeterStar also reduced tariffs on certain other routes, in response to competition. The Company expects these conditions to continue in 1997. At the same time the local St Petersburg operators, PTS and SPMMTS, have been raising rates to the point that there is now relatively little difference for business customers between the price of PeterStar's service and the inferior service provided by these operators. If, as anticipated, PTS introduces local call charges in 1997, this will enhance PeterStar's ability to compete for local customers. This will permit PeterStar to offset the impact of lower tariffs by increasing its customer base.

         Operating Expenses. Operating expenses increased 32% to $12.7 million for the year ended December 31, 1996 from $9.6 million in 1995. Operating expenses represented 39% of revenues in 1996 compared to 64% in 1995, as revenue generation grew faster than costs. In particular, staff costs and depreciation accounted for 30% and 21%, respectively , of total operating expenses for the year ended December 31, 1996, compared to 45% and 28%, respectively, for the same period in 1995. The slower growth in staff costs reflected the fact that personnel during 1996 only increased to 232 from 226 at the end of 1995, while depreciation was lower because all capital investments in PeterStar were made in the latter half of the year. The Company expects PeterStar's staff costs to increase at a faster rate in 1997 as it develops its customer service and sales functions. Depreciation will also increase as the effects of the investment in 1996 plus further capital investments in 1997 of approximately $22 million are taken into account. Both of these developments will impact the level of the Company's operating expenses in 1997.

BECET INTERNATIONAL

         Becet recorded net income of $4.5 million and an operating profit of $6.0 million on operating revenues of $19.1 million for the year ended December 31, 1996, compared to a net loss of $0.2 million and an operating loss of $0.5 million on revenues of $9.3 million for the year ended December 31, 1995. EBITDA grew to $7.8 million for the year ended December 31, 1996, compared to EBITDA of $0.6 million for the same period in 1995.

         Revenues. Call revenues for the year ended December 31, 1996
($11.8 million) were 137% higher than the call revenues for the same period in 1995 ($5.0 million), reflecting a substantial increase in subscribers during the period. Total subscribers increased from 2,882 at December 31, 1995 to 6,957 at December 31, 1996. Subscription fees increased by 166%, connection fees increased by 35% and equipment sales increased by 57% over 1995.

         Call revenue accounted for 62% of operating revenue for the year ended December 31, 1996 compared to 56% in 1995, subscription fees accounted for 13% of total revenue for the year ended December 31, 1996 compared to 10% in 1995, connection fees accounted for 8% of total revenue for the year ended December 31, 1996 compared with 13% in 1995, while equipment sales represented 17% of revenues, as against 22% in 1995.

         BECET has seen changes in the calling patterns of subscribers between 1995 and 1996. Local and incoming traffic during 1996 accounted for 76% of total traffic compared with 75% during 1995, mobile to mobile traffic accounted for 9% of total traffic compared with 6% in 1995, while long distance traffic in 1996 accounted for 6% of total traffic compared with 7% during 1995, and international traffic accounted for only 9% of total traffic compared with 12% during 1995. These changes reflect the fact that BECET's customer base increasingly consists of Kazak companies and individuals, who tend not to use its higher priced long distance and international services. This has had an effect upon per subscriber revenues -- total revenue per subscriber for the year ended December 31, 1996 was $3,886 against $5,513 per subscriber for 1995, while recurring revenue per subscriber also reduced from $3,490 in 1995 to $2,900 per subscriber in 1996. However the reductions in total per subscriber and recurring per line revenues also stem from the different calling patterns of these classes of customers who generally use as much as 40% less airtime as the foreign business customers. BECET expects both of these trends to continue; however, BECET expects to offset the effects of these factors by continuing to expand its overall customer base.

         Gross Profit. Gross profit increased 123% to $13.7 million for the year ended December 31, 1996 from $6.2 million in 1995. The gross margin of 72% was an improvement from the 66% margin realized in 1995, primarily due to the greater calling volume and reduced dependence on revenues from equipment sales.

         Operating Expenses. Operating expenses increased 19% to $7.7 million for the year ended December 31. 1996 from $6.7 million in 1995, reflecting the opening of an additional eight operating sites and the increase in staffing from 220 at the end of 1995 to 307 at December 31, 1996. Operating expenses represented 40% of revenues in 1996 compared to 72% in 1995, the difference representing both Becet's increasing realization of economies of scale and substantial growth in revenue generation. Depreciation accounted for 10% of total revenues for the year ended December 31, 1996, compared to 12% for the same period in 1995, in each case reflecting the considerable capital investment in the BECET network during 1995 and 1996. The Company expects BECET's operating expenses to increase at a faster rate in 1997 as it develops its customer service and sales functions in those locations where service started in 1996. Depreciation is also likely to increase as Becet deploys the additional $8 million of capital investment which it has planned for 1997.

TECHNOCOM LIMITED

         Technocom recorded a net loss of $0.2 million and an operating loss of $0.7 million on operating revenues of $4.4 million for the year ended December 31, 1996, compared to net income of $1.1 million and an operating profit $1.1 million on operating revenues of $4.4 million for the year ended December 31, 1995. EBITDA showed a loss of $0.6 million for the year ended December 31, 1996, compared to EBITDA of $1.1 million, for the same period in 1995.


         Historically, Technocom's primary revenue stream has been from the leasing of telecommunications equipment to Teleport-TP and MTR-Sviaz, which generated lease revenues of $1.4 million during 1996. Technocom also earned revenues from a number of other telecommunications projects and the provision of marketing services to Teleport-TP, in total amounting to $3.0 million in 1996. Direct costs of $2.1 million in 1996 also relate to the provision of these marketing services to Teleport-TP. Operating expenses of $3.0 million included $2.1 million of general and administrative expenses and $0.3 million relating to an investment write-off.

         Interest income of $1.3 million was generated in 1996, compared with $0.9 million in 1995.

         Effective December 31, 1996, Technocom acquired an additional interest in Teleport which gives Tchnocom effective control over Teleport-TP. Commencing January 1, 1997 Teleport-TP's results of operations will be consolidated with those of Technocom. As a result, lease revenues earned from Teleport-TP will be eliminated against Teleport-TP's lease expense. Marketing services revenue recorded by Technocom will likewise be eliminated. The following is a discussion of Teleport's results of operations in 1996 when Teleport-TP was accounted for using the equity method.

         Technocom's principal asset, Teleport, in which it has a 49.3% interest as at December 31, 1996, recorded a net loss of $0.1 million and an operating profit of $0.1 million on revenues of $11.1 million for the year ended December 31, 1996, compared to a net loss of $0.1 million and an operating profit of $2.9 million on revenues of $7.1 million for the year ended December 31, 1995. EBITDA decreased to $1.4 million for the twelve months ended December 31, 1996, compared to EBITDA of $3.4 million for the same period in 1995.

         Revenues. In 1996, Teleport generated revenues from three sources: international leased circuits, occasional TV broadcasting, and direct dial telephony services. Revenues for the year ended December 31, 1996 increased 56% to $11.1 million from $7.1 million for the year ended December 31, 1995, primarily reflecting the increase in international incoming traffic. Revenue from international circuits amounted to 42% of total revenue for the year ended December 31, 1996, as compared with 58% of total revenue in 1995. Revenue remained relatively stable because circuits are leased for a fixed sum for a term of years, and revenue growth can generally only be achieved by increasing the number of circuits leased. In this instance total circuits leased at the end of 1996 were 1,023 compared to 1,008 at December 31, 1995. Revenue from the provision of international television broadcasting services amounted to $0.75 million or 6% of total revenue, down from $1.l million (15% of total revenue) in 1995. Other international direct dial services generated $5.7 million or 52% of total Teleport revenue. The Company had anticipated that Teleport-TP's long distance services would be a contributor to revenues in 1996 but delays in installing remote earth stations caused by weather and other logistical difficulties delayed the start up of many sites until very late in 1996. The Company expects, however, that these services will provide steady revenue growth during 1997 and beyond as the various sites planned become operational.

         Gross Profit. Teleport-TP gross profit decreased 8% to $4.6 million for the year ended December 31, 1996 from $5.0 million in 1995. The gross margin declined to 41% from 71% in 1995, primarily due to the greater dependence on calling revenues than from the higher margin leased circuit revenues.

         Operating Expenses. Operating expenses increased 50% to $4.4 million for the year ended December 31, 1996 from $2.9 million in 1995. General and administrative costs increased 63% to $2.6 million for the year ended December 31, 1996, compared with $1.6 million in 1995 reflective of increased personnel and other costs relating to the development of the long distance network. Depreciation of assets under capital lease was $1.0 million for the year ended December 31, 1996, compared with $0.6 million in 1995, and is expected to increase further in 1997 as Teleport-TP acquires more equipment under lease from Technocom for the long distance network. The Company expects Teleport-TP to increase its operating expenses in 1997 as it further develops its long distance services. Further expenditure will be focused on further developments of the customer service and marketing resources.

         Interest. Lease interest expense decreased from $1.4 million in 1995 to $0.5 million in 1996 resulting from a reduction in rentals payable under the of equipment leases between Technocom and Teleport. Lease interest expenses in 1997 will eliminate as Teleport-TP results will be consolidated.

BALTIC COMMUNICATIONS LIMITED

         The Company acquired BCL on April 1, 1996, and therefore it has only been consolidated for the nine months ended December 31, 1996. There is no comparable information available for prior years. BCL recorded net income of $0.7 million and an operating profit of $0.7 million on revenues of $5.1 million for the nine months ended December 31, 1996. EBITDA of $1.2 million was also recorded for this period.

         Revenues. Call revenue accounted for 81% of total revenue for the year ended December 31, 1996, primarily driven by international call minutes. Installation fees accounted for 7% of total revenue with line rentals accounting for the balance. The Company expects that BCL will continue to derive most of its revenue from directly connected business customers and acting as a transit gateway for other international operators.

         Gross Profit. A gross profit of $3.0 million was generated for the nine months ended December 31, 1996, a gross margin of 59%. The Company expects this margin to reduce over time as a result of continuing pressure on international rates.

         Operating Expenses. Operating expenses of $2.3 million were incurred for the nine months ended December 31, 1996, representing 46% of revenues. Staff costs and depreciation account for 45% and 22% respectively of total operating costs for the year ended December 31, 1996. The Company does not expect to see any significant change to the operating costs in BCL in 1997.

ST. PETERSBURG YELLOW PAGES

         Yellow Pages recorded an operating profit of $33,000 on revenues of $0.8 million for the year ended December 31, 1996, compared to an operating loss of $29,000 on revenues of $0.5 million for the year ended December 31, 1995. Gross profit increased 70% to $0.5 million in 1996, from $0.3 million in 1995.

YEAR ENDED DECEMBER 31, 1995 VERSUS YEAR ENDED DECEMBER 31, 1994

Note that all figures included in this comparative analysis between 1995 and 1994 are presented in accordance with U.S. GAAP, rather than Canadian GAAP in which they were originally reported.

PLD TELEKOM INC. -- CONSOLIDATED

    In 1995, the Company reported a loss of $15.5 million, or $0.49 per share, on total revenues of $31.2 million, including operating revenues of $29.1 million. This compares with a loss in 1994 of $9.5 million, or $0.78 per share, on total revenues of $8.7 million (operating revenues of $8.5 million).

    The loss of $15.5 million in 1995 includes a net loss from $1.0 million (after profits tax of $0.8 million), a net loss from BECET of $0.2 million (after profits tax of $0.2 million), a contribution from Technocom of $1.1 million (after profits tax of $0.4 million) and corporate interest income of $0.4 million, offset by corporate general and administrative costs of $5.1 million, interest on corporate bank indebtedness of $0.5 million, amortization charges of $4.7 million, a share of the loss of Teleport-TP of $1.6 million (including amortization of licenses of $1.5 million), minority interest charges of $0.5 million relating to Technocom and other charges of $3.4 million. Other charges include a write-off of the Company's interest in North West Estates of $0.6 million and a provision of $2.5 million for amounts due from a shareholder of PeterStar.

    Operating revenue. Consolidated operating revenues increased by 242% from $8.5 million in 1994 to $29.1 million in 1995, as a result of strong growth in PeterStar and BECET and the acquisition of Technocom in December 1994. Operating revenue from PeterStar grew 104% in 1995, to $14.9 million from $7.3 million in 1994, due primarily to the increase in line penetration from 4,100 lines at December 31, 1994 to 21,528 lines at December 31, 1995 and the provision of transit services to the three cellular operators in St. Petersburg. BECET, during its first full year of operations, contributed operating revenues of $9.3 million, as compared to $1.2 million in 1994. This was due primarily to the growth in BECET's subscriber base from 506 at December 31, 1994 to 2,882 subscribers at December 31, 1995. Technocom contributed revenue of $4.4 million in 1995 including revenue of $1.4 million derived from lease agreements between Technocom and Teleport-TP and sales revenue of $2.3 million from a non-recurring project. Yellow Pages, which was acquired during 1995, contributed operating revenue of $0.5 million.

    Direct costs. Direct costs were 36% of operating revenues in 1995 compared to 37% of operating revenues in 1994, and include the direct costs of sales of PeterStar, BECET and Technocom.

    General and administrative costs. General and administrative costs include the day-to-day expenses of the subsidiary operations as well as corporate expenses. Consolidated general and administrative expenses increased 100% from $9.0 million in 1994 to $18.2 million in 1995, reflecting the growth of the businesses. At the corporate level, general and administrative overhead increased 70% in 1995, to $5.1 million from $3.0 million in 1994. This increase was due primarily to higher expenses related to the operations of the management office in London and the executive office in Toronto.

    Depreciation. Depreciation increased 211% from $1.2 million in 1994 to $3.8 million in 1995, reflecting total capital expenditures of $27.8 million as the build-out of the PeterStar and BECET networks progressed.

    Amortization. In 1995, the Company incurred total non-cash amortization charges of $4.7 million including $2.4 million relating to the telecommunications licenses of PeterStar, $2.1 million relating to the telecommunications license of BECET, and

$0.1 million relating to goodwill associated with the acquisition of Yellow Pages. In addition to the $4.7 million in amortization noted above, the Company's share of the loss of Teleport-TP, which is accounted for on an equity basis, includes amortization charges of $1.5 million. Amortization charges in 1994 were $3.8 million, related to the PeterStar and BECET telecommunications licenses.

    Interest expense. The Company's interest charges were $1.0 million in each of 1995 and 1994. Interest charges in 1995 related to a $22.5 million bank facility with a Canadian chartered bank (CIBC) which was guaranteed by Cable & Wireless and to certain indebtedness of Technocom. The bank facility was repaid from the proceeds of the June 1996 Placement. The Company's interest expense in 1994 related to the Company's indebtedness with its two largest shareholders, Cable & Wireless and Dominion Capital Inc. ("Dominion") and a prior bank facility with CIBC. The Company's indebtedness to Cable & Wireless and Dominion was repaid in August 1994 and the prior CIBC facility was repaid in full on December 28, 1994 out of the proceeds of the Company's December 1994 public offering.

    Loss on disposition of investments and property and equipment. Consistent with its desire to focus on telecommunications as its core business, the Company discontinued its real estate development business, conducted through North West Estates plc, in 1993. In April 1996, the Company completed the disposition of its entire interest in North West Estates. As consideration received was nominal, the 1995 financial statements therefore reflect a write-off of $0.6 million in respect of the Company's investment in North West Estates . The consequences of the settlement of certain liabilities -- principally in connection with the buy-out of a lease (due to expire in 2015) on vacant office space previously occupied by North West Estates -- approximated the amounts already accrued in this regard and so no additional provisions were required.

    Provision for amounts due from shareholder of PeterStar. The Company has guaranteed telephone billing system lease payments of a shareholder of PeterStar totalling $2.5 million. Lease payments of approximately $124,000 are due quarterly until July 1998. To December 31, 1995, the Company had paid $1.1 million on account of this guarantee. At December 31, 1995, full provision was made for all amounts paid to date under the guarantee and for all future amounts.

PETERSTAR COMPANY LIMITED

    PeterStar recorded an operating profit of $0.1 million on revenues of $14.9 million in 1995, compared to an operating loss of $1.0 million on revenues of $7.3 million in 1994. EBITDA increased to $2.4 million from $0.1 million in 1994.

    Revenues. Call revenues grew 96% in 1995, to $8.6 million from $4.4 million in 1994, due to the increase in installed subscriber lines. Total lines installed increased by 425% in 1995, to 21,528 at December 31, 1995 from 4,100 at December 31, 1994. Directly connected customers (i.e. business and residential lines) increased 291% in 1995, to 6,869 at December 31, 1995 from 1,753 at December 31, 1994. Call revenues did not increase in the same proportion reflecting the changing mix of customers, in particular the installation of 1,815 lines for the residential community. Call revenues relating to the transit service provided to cellular operators, whereby PeterStar acts as an access mechanism for the city's three cellular operators, increased to $2.2 million in 1995 from $0.2 million in 1994, due to the increased subscriber penetration of the cellular operators and the signing on of the third operator, Delta Telecom, in the third quarter of 1995.

    Revenue from line rentals increased 187% in 1995, to $1.4 million from $0.5 million in 1994, due to the increase in installed lines offset by a reduction in rental tariffs effective May 1995. Installation fees grew 189% in 1995, due to increased line penetration and the sale of a number of Definity PABXs in the second quarter.

    Finally, PeterStar signed a contract with SPMMTS to carry transit traffic across the city into the PTS network. This was a new revenue stream in 1995 and had little overall impact on PeterStar's total revenues.

    Average revenue per line for the six months ended December 31, 1995 decreased to $521, as compared to $1,751 for the same period in 1994, primarily due to the changed mix in the product base being offered by PeterStar, partially offset by value added services, data services and transit services further contributing to PeterStar's total revenue.

    Direct dial business customers provided the largest call revenue stream for PeterStar in 1995 with 63% of total call revenue, compared with 93% in 1994, due primarily to higher cellular traffic, which grew to 28% of total revenue in 1995 from 7% in 1994. Revenue from data services accounted for 5% of total PeterStar revenue in 1995.

    Tariffs. The 40% reduction in monthly rental tariffs in mid-1995 reflected a marketing policy to widen the business customer base of PeterStar. The general reduction in international calling rates at this time was as a result of competitive pressures. PeterStar's margins on long distance and international calls changed during the year as outpayment rates were restructured following a renegotiation by PeterStar management. Average international outpayments were reduced, thereby improving the margins on such calls from 48% in 1994 to 64% in 1995.

    Gross profit. Gross profit increased 112% in 1995, to $9.6 million from $4.5 million in 1994. The increase in gross margin in 1995 to 65% from 62% in 1994 was due primarily to the higher margin revenues associated with the provision of transit services to SPMMTS and the three cellular operators.

    Operating expenses. Operating expenses, including depreciation, increased 80% in 1995, to $9.6 million from $5.4 million in 1994. Operating costs represented 64% of revenues in 1995 compared to 74% in 1994. Staff costs (which include Russian payroll taxes amounting to approximately 40% of salaries) accounted for 45% of total operating costs for 1995, compared to 47% for 1994, reflecting PeterStar's increased staffing from 151 full time staff at December 31, 1994 to 226 full time staff at December 31, 1995.

    Depreciation. Depreciation increased 144% in 1995, to $2.7 million from $1.1 million in 1994, due to PeterStar's purchase of $11.0 million of capital equipment, primarily switching, transmission, and cabling equipment.

BECET INTERNATIONAL

    BECET recorded a net loss of $0.2 million and an operating loss of $0.5 million on operating revenues of $9.3 million in 1995. This compares with a net loss and an operating loss of $0.6 million on revenues of $1.2 million in 1994, but since BECET only commenced cellular service in September 1994, year-end results for 1994 and 1995 are not comparable.

    Revenues. Call revenues in 1995 ($5.0 million) were 1288% higher than in 1994 ($0.4 million), due to the fact that the business was only in operation for four months in 1994. Total subscribers connected increased to 2,882 at December 31, 1995 from 506 at December 31, 1994.

    Revenue per subscriber. Recurring revenue per subscriber per quarter averaged $1,005 throughout 1995 as compared with $840 during the final quarter of 1994.

    Subscriber analysis. Foreign joint ventures accounted for 13% of the total BECET subscribers at December 31, 1995, compared with 17% at December 31, 1994. In 1995, the largest growth sector was Kazak businesses which accounted for 1,493 subscribers at the end of 1995 from 550 at March 31. This reflects the fact that the target customer for BECET is the business-to-business basic telecommunications customer who considers cellular service as an alternative to the underdeveloped basic telephone network.

    Gross profit. Gross profit for 1995 was $6.2 million compared to $0.8 million in 1994. The decrease in gross margin from 80% to 66% reflects the fact that in the early period of operations BECET charged higher activation fees and achieved very high margins on customer terminals, which were then reduced as terminal prices were reduced to improve penetration.

    Operating expenses. Operating expenses in 1995, including depreciation increased 385% in 1995, to $6.7 million from $1.4 million in 1994, due to an increase in staffing from 101 to 220, overhead costs associated with the expansion of the network and a full year of operations in 1995.

    Depreciation and amortization. Depreciation and amortization charges increased to $1.1 million from $0.2 million in 1994, reflecting the further capital investment of $12.0 million in the network during 1995.

TECHNOCOM LIMITED

    The Company acquired its 51% interest in Technocom in December 1994, and so its results were consolidated by the Company for the first time in 1995. Technocom was formed in 1992, but until 1995 its operations consisted almost solely of holding its 42% equity interest in Teleport-TP.

    In 1995, Technocom generated EBITDA and operating income of $1.1 million on operating and total revenues of $4.4 million and $5.3 million respectively. This compares with revenues of $0.2 million and an EBITDA loss of $0.3 million respectively in 1994.

    Technocom's primary recurring revenue stream is derived from the leasing of telecommunications equipment to Teleport- TP, which resulted in 1995 revenues of $1.4 million. Technocom also earned sales revenue of $2.3 million from a non-recurring project and services revenues of $0.6 million which mainly relate to the marketing of Teleport-TP's services. Direct costs of $1.7 million in 1995 relate primarily to the non-recurring project, which was completed during the year. Operating expenses of $1.5 million included $0.9 million of general and administrative costs.

    Revenues in Technocom's principal asset, Teleport-TP, in which Technocom had a 42% equity interest in 1995, increased 78% to $7.1 million in 1995 from $4.0 million in 1994. EBITDA was $3.4 million in 1995, as compared to $1.7 million in 1994.

    Revenues. In 1995, Teleport-TP generated revenues from three sources: international leased circuits (primarily to Rostelecom), TV broadcasting and international direct dial services. The main reason for the significant rise in revenues was the increase in the number of circuits leased to telecommunications carriers from 713 at December 31, 1994 to 1,018 at December 31, 1995. Revenues from the provision of international television broadcasting services totaled $1.1 million in 1995, while international direct dial and bandwidth services accounted for $1.9 million of revenues.

    Gross profit. Teleport-TP's gross profit increased 88% in 1995, to $5.0 million from $2.6 million in 1994.

    Teleport-TP Operating expenses. Teleport-TP's operating expenses increased 68% in 1995, to $2.9 million from $1.7 million in 1994 and due to Teleport-TP's increased staffing and overhead costs associated with the expansion of the network.

    Interest. Teleport-TP incurred lease interest of $1.4 million paid to Technocom under capital leases which commenced during 1995.

    Depreciation. Depreciation in Teleport-TP increased 68% in 1995, to $1.3 million from $0.8 million in 1994, due to Technocom's purchase of capital equipment which is leased to Teleport-TP under a capital lease.


LIQUIDITY AND CAPITAL RESOURCES

         In recent years, the Company has changed its business activities from those of a diversified company with health care and real estate interests to a company focused on emerging telecommunications markets in the Russian Federation and Kazakstan. This has involved significant investment in telecommunication assets, licenses, property and equipment, which have been financed through public and private placements of equity stock, a private placement of long-term debt instruments, shareholder loans, bank lines of credit and trade financing.

         From time to time, the Company has had discussions with other telecommunications entities concerning the establishment of possible relationships or other transactions, including the taking of equity positions in the Company or its subsidiaries. While no agreement has materialized to date from any such discussions, the Company will continue to consider appropriate opportunities.

         Effective February 28, 1997, the Company continued from Ontario into Delaware and, in connection therewith, will be moving its executive offices to the United States. The benefits of this continuance are anticipated to include improved access to the U.S. capital markets, reduced costs of financing and streamlining of management and operations. The costs of the continuance, including the costs of changing the jurisdiction of incorporation of the Company and those involved in setting up executive offices in the United States, are not expected to exceed $1 million. In addition, upon the change of jurisdiction, the Company is potentially subject to two distinct tax charges as a consequence of ceasing to be an Ontario corporation: (i) it will be deemed to have disposed of all of its assets at their fair market value as of the date of continuance and Revenue Canada will assess tax on any income and net taxable capital gains arising thereby; and (ii) it will be subject to an additional tax on the amount by which the fair market value of the Company's assets, net of liabilities, exceeds the paid-up capital of the Company's issued and outstanding shares at a rate (based on certain factual assumptions) of 5%. Based on management's analysis and advice received to date, the Company believes that no tax will be due.


PETERSTAR COMPANY LIMITED

         By December 31, 1994, PeterStar had invested a total of $18.0 million in property and equipment, primarily switching and exchange equipment. Of this amount, $4.6 million was acquired from GEC Plessey Telecommunications ("GPT") and was financed through a revenue sharing agreement. During 1995, the Company terminated its agreement with this supplier and settled all amounts owing. Of the remaining amounts, approximately $9.6 million in equipment was acquired from AT&T on deferred payment terms, of which $4.2 million remained outstanding at December 1994. This liability was satisfied in 1995.

         PeterStar capital expenditures in 1995 amounted to approximately $11.0 million, relating to expenditures associated with completion of a fiber optic ring around central St. Petersburg and the construction of a new digital exchange on Vassilievski Island, which has been connected to other nodes in the PTS network.

         PeterStar had capital expenditures of approximately $14.0 million in 1996 and anticipates an additional approximately $22.0 million in 1997, including expenditure on new switching equipment to increase the capacity of the network for business subscribers and cellular operators, increasing transmission capacity, and improving access to the long distance and international gateway between PeterStar and SPMMTS. In 1996 the Company used approximately $7 million of the proceeds from the June 1996 Placement to purchase telecommunications equipment and make it available to PeterStar. PeterStar expects to fund its 1997 capital expenditures from a combination of such proceeds, bank and supplier financing and its own internal cash flow.

         Total investment in the cellular telecommunications network and related support infrastructure, such as customer service centers and administration facilities, totaled $13.8 million by December 1995.

         BECET had capital expenditures of approximately $10.8 million in 1996 and anticipates an additional approximately $8.0 million in 1997 in connection with further investment in cities where the network currently operates. This continued expansion in 1997 will be financed through a combination of cash balances existing at the beginning of 1996, BECET's own internally generated cashflow and, if necessary, bank or supplier financing.

TECHNOCOM LIMITED

         Technocom is pursuing a number of new telecommunications opportunities throughout the Russian Federation. It is a party to a joint venture with Mosenergo, the Moscow city power utility, called MTR-Sviaz. Technocom has thus far invested approximately $5.2 million in MTR-Sviaz, principally through the acquisition of telecommunications equipment and numbering capacity which it then leased to MTR-Sviaz.

         Technocom is also significantly involved in supporting the development by Teleport of a satellite-based long distance network. During 1996, Technocom had capital expenditures of approximately $11.0 million related to the Teleport project. Part of the funding has been derived from the $20.0 million contributed to Technocom by the Company out of the proceeds of the June 1996 Placement. The Company estimates that additional funding in the amount of $20 million will be required in 1997 and anticipates providing this from a combination of supplier financing, Technocom's own internally generated cashflow, and proceeds from the June 1996 Placement and possible additional sales of securities by the Company.

PLD TELEKOM INC. -- CORPORATE

         In connection with the continuance of the Company from Ontario to Delaware, the Company closed its executive offices in Toronto, Canada on February 27, 1997. It is the Company's intention to establish its executive offices in New York, USA in the second quarter of 1997 and at the same time to reduce substantially the activities carried out by its wholly owned subsidiary, PLDMS, from its offices in London, England. The Company estimates that its total corporate overhead costs, including management salaries, professional costs, investor relations costs, regulatory fees and general office costs, will be $7.5 million in 1997 and expects to fund these by a combination of cash on hand and management fees to be paid by the Company's operating subsidiaries.

PLD MANAGEMENT SERVICES LIMITED

         PLDMS is a wholly owned subsidiary of the Company based in England that hitherto has performed certain management, commercial and technical consulting, new business development, corporate finance and accounting services for and on behalf of the Company. A substantial part of these functions are expected to be transferred to New York when the Company establishes its executive offices there during the second quarter of 1997. PLDMS charged, and will continue to charge all costs it incurs in providing its services to the Company or, if applicable, its operating subsidiaries.

WORKING CAPITAL AND OTHER BALANCE SHEET ITEMS

         In December 1994, the Company completed a public offering of 15,750,000 Common Shares from treasury at a price of $6.25 per share. Proceeds from the $98.4 million offering were used to repay corporate debt, acquire a 51% interest in Technocom and develop the telecommunications networks.

         On June 12, 1996, the Company completed a $149.5 million private placement. The proceeds which amounted to $105.0 million (after commissions and expenses), were used to pay off the Bank Facility and to meet the Company's outstanding $20.0 million commitment to Technocom, with the remainder being targeted for capital investments in the existing operating units, to fund the development of additional products and services to be delivered over the Company's networks and for general corporate purposes.

         The Company's consolidated balance sheet at December 31, 1996 reflects total assets of $306.4 million, as compared to $178.1 million at December 31, 1995. Total assets at December 31, 1996 were comprised of $61.0 million in current assets (including $40.7 million of cash and term deposits), $93.0 million in property and equipment, $72.3 million in telecommunications licenses related to PeterStar, BECET and Teleport-TP, other assets and investments of $39.1 million and escrow funds of $41.0 million. The funds in escrow were raised from the June 1996 Placement and are to be disbursed principally for telecommunications equipment to be used in PeterStar, BECET and BCL and for the development of new value-added services. Total indebtedness of $123.8 million, as a percentage of total assets, was 40.4% at December 31, 1996. The corresponding figures at December 31, 1995 were $22.4 million and 12.6%.

         Shareholders' equity of $138.0 million at December 31, 1996 consisted of $180.9 million in Common Shares and $13.6 million ascribed to the Placement Warrants offset by the Company's deficit of $56.5 million. The Company's ratio of total indebtedness to equity at December 31, 1996 was 89.7% compared with 16.5% at December 31, 1995.

         At December 31, 1996, the Company had a working capital surplus of $14.2 million reflecting the unexpended portion of the net proceeds of the June 1996 Placement which were not escrowed. This compares to a working capital deficit of $6.3 million at December 31, 1995 when there was also an outstanding commitment to contribute $20 million to Technocom; as discussed above, this was fulfilled out of the proceeds of the June 1996 Placement. The cash on hand and escrow funds, which totaled in excess of $65 million (after subtracting bank indebtedness as of December 31, 1996), are to be used to implement the business plans of the operating subsidiaries into 1998, although the Company's ability to access these funds freely is restricted since the funds in escrow can only be accessed after compliance with a number of conditions, including ensuring that the funds are only used for certain designated purposes and that certain other safeguards are in place.

         To the extent that (i) actual cash flows from operations are below the Company's estimates as a result of lower than expected revenues per line or higher operating costs or (ii) development costs of the build-out of the PeterStar, BECET and Technocom/Teleport networks exceed current estimates, the Company may be required to seek additional debt or equity financing.

TAXATION

         The Company and its subsidiaries are subject to a number of taxes in different jurisdictions. The most significant taxes affecting the Company and its subsidiaries are likely to be taxes in Russia and Kazakstan (including withholding taxes) and income taxes payable by the Company in Canada and, following its continuance to Delaware, in the United States. Withholding taxes could apply to distributions by the Company's businesses in Russia and Kazakstan and to distributions by intermediate level companies in jurisdictions outside Russia, Kazakstan and Canada. The Company has attempted to mitigate the potential for withholding tax liabilities by structuring its investments through a Cypriot holding company, thereby taking advantage of the double taxation treaty between the Russian Federation and Cyprus.

         In general, the Company's Russian and Kazak businesses are faced with a wide variety of taxes, including property taxes, advertising taxes, road taxes, housing taxes, transport taxes and education taxes. In addition, PeterStar, Technocom and BECET are subject to corporate profits taxes of 34%, 35% and 30%, respectively. The tax systems in Russia and Kazakstan have changed rapidly in recent years and may undergo additional changes, which may have a material adverse effect on the Company. As of January 1, 1997, the exemption from the 20% Russian import VAT for technological equipment (including telecommunications equipment) has been repealed. Since no regulations have been published to date, it is currently unclear whether such VAT payments will be recoverable by the Company or its subsidiaries. Therefore, the consequences for the Company and its subsidiaries of the repeal of the exemption are uncertain as this time. See "Risk Factors--Risks Involving the Company--Taxation."

         Technocom established a representative office in Moscow in October 1995 and registered this office with the relevant Russian tax authorities. The Company understands that, while the tax implications of establishing such an office are not totally clear, this could result in Technocom becoming subject to profits and other Russian taxes as of such date. Inasmuch as Technocom operated to some extent in the Russian Federation prior to this date, without clarifying its tax status with any Russian taxing authority, it is also possible that tax officials may take the position that Technocom may be subject to VAT and/or profits and other Russian taxes with respect to the period before October 1995.

         At December 31, 1996, the Company has operating loss carryforwards for Canadian income tax purposes of approximately Cdn. $50 million (US$36 million) which are available to offset future taxable income through 2004. In addition, the Company has allowable capital loss carryforwards of approximately Cdn. $26 million (US $19 million) which are available to offset future taxable capital gains. Upon the Company's emigration to the United States in February 1997, the Company is deemed to dispose of all its assets at fair value. As a result, a substantial portion of the operating and capital loss carryforwards will be utilized.

CURRENCY CONTROLS

THE RUSSIAN FEDERATION

         Exchange Controls. The Russian Federation currently has in place relatively liberal policies regarding hard currency transfers by Russian residents to non-residents. Payments in U.S. Dollars may generally be made freely between Russian residents (which generally includes all Russian companies and citizens resident in Russia) and non-residents (which generally includes non-Russian companies even if they have a representative office or other permanent establishment in Russia) for current currency transactions (generally those where payment is made within 180 days of the provision of goods and services). Payments in U.S. Dollars classified as movements of capital (which generally includes direct investments, portfolio investments, acquisition of real estate and payments made pursuant to loan, lease, sale of goods and services agreements having terms of over 180 days) are subject to licensing by the Central Bank. While PeterStar believes that it has applied for all the necessary licenses, not all licenses have been received. Failure to apply for the appropriate licenses, or to receive the outstanding licenses could result in fines and penalties. Additionally, delays in the receipt of licenses will also delay the time at which the Company can start to realize cashflows from the leasing of assets to its operating subsidiaries in Russia.

         Payments between Russian residents must generally be made in Roubles. Russian companies may exchange Roubles for U.S. Dollars if they can document U.S. Dollar-denominated liabilities that are due and payable within specified periods. Russian companies are required to convert 50% of most hard currency earnings into Roubles, but (as noted in the preceding sentence) may be able to reconvert such amounts into hard currency if they can document hard currency denominated liabilities that are due and payable within a specified period. Roubles may not be lawfully exported from, or converted into, other currencies outside of Russia.

         Availability of Hard Currency for Conversion Purposes. The ability of foreign investors to convert Roubles into hard currency is also subject to the availability of hard currency in the Russian currency markets. Although there is an existing market within Russia for the conversion of Roubles into other currencies, including the interbank currency exchange, over-the-counter and currency futures markets, the development of this market is uncertain.

         Exchange Rates. Significant fluctuations in the value of the Rouble against the U.S. Dollar and other hard currencies can also have a material impact on the value of a foreign investor's Rouble dividend income or Rouble proceeds from the sale of Rouble denominated securities. In recent years, the Rouble has experienced a significant depreciation relative to the U.S. Dollar and other hard currencies, although during 1996 it achieved relative stability vis-a-vis the U.S. Dollar and other hard currencies.

         Repatriation. Although Russian law governing foreign investment guarantees foreign investors the right to repatriate their earnings from Russian investments, the Russian exchange control regime, including licensing requirements administered by the Central Bank, may materially affect their ability to do so and may increase the cost of such repatriation.

KAZAKSTAN

         Exchange Controls. Kazakstan currently has in place relatively liberal policies governing hard currency transfers by Kazak residents to non-residents. Residents (which generally includes all Kazak companies and citizens resident in Kazakstan) can use hard currency to pay non-residents (which generally includes all non-Kazak companies and their branch offices and representative offices in Kazakstan) for current currency transactions (generally those where payment is made within 180 days of the provision of goods or services). Payments in U.S. Dollars classified as movements of capital (which generally includes direct investments, portfolio investments, payments with respect to real estate and payments made after 180 days for goods and services) are subject to licensing by the National Bank of Kazakstan.

         Payments between Kazak residents must generally be made in Tenge. Kazak companies may exchange Tenge for U.S. Dollars if they can document U.S. Dollar-denominated liabilities that are due and payable within specified periods. The National Bank of Kazakstan does not currently require the conversion of hard currency earnings into Tenge. Tenge may not be lawfully exported from Kazakstan or converted into other currencies outside of Kazakstan.

         Availability of Hard Currency for Conversion Purposes. The ability of foreign investors to convert Tenge into hard currency is also subject to the availability of hard currency in the Kazak currency markets. Although there is an existing market within Kazakstan for the conversion of Tenge into other currencies, including the interbank currency exchange and the over-the-counter markets, the development of this market is uncertain.

         Exchange Rates. Significant fluctuations in the value of the Tenge against the U.S. Dollar and other hard currencies can also have a material impact on the value of a foreign investor's Tenge dividend income or Tenge proceeds for the sale of Tenge-denominated securities. Since January 1995, the Tenge has experienced relative stability against the U.S. Dollar and other hard currencies.

         Repatriation. Kazakstan's foreign investment legislation provides that earnings from investments made by foreign investors may be freely repatriated provided that all applicable fees and taxes have been paid. However, the exchange control regime in Kazakstan may materially affect an investor's ability to do so and may increase the cost of such repatriation.

INFLATION

         Since the break-up of the Soviet Union, both the Russian and Kazak economies have been characterized by high rates of inflation. Although in 1996, inflation in both countries decreased substantially, there is no assurance that these trends will continue. In recent years, the devaluation of the Rouble and Tenge has not kept pace with inflation. To the extent that the Company's costs are denominated in the Rouble or the Tenge and devaluation of these currencies does not fully offset inflation, the Company's local currency costs will increase in hard currency terms. If the Company's businesses are unable to increase prices in line with inflation, due to competitive pressures or otherwise, the results of operations of the Company's businesses may be adversely affected.

EXCHANGE RATES

         The following tables summarize the Rouble-U.S. Dollar and Tenge-U.S. Dollar exchange rates since January 1994 in the case of the Rouble and since October 1994 in the case of the Tenge:

                        ROUBLE/U.S. DOLLAR EXCHANGE RATES

MONTH                                                                        1994(1)       1995(1)       1996(1)
-----                                                                        -------       -------       -------
January                                                                       1,247          3,550         4,640
February                                                                      1,560          4,059         4,736
March                                                                         1,688          4,400         4,830
April                                                                         1,761          4,008         4,940
May                                                                           1,841          5,130         5,031
June                                                                          1,918          4,958         5,105
July                                                                          1,988          4,539         5,189
August                                                                        2,060          4,405         5,352
September                                                                     2,204          4,445         5,396
October                                                                       2,643          4,495         5,455
November                                                                      3,085          4,509         5,511
December                                                                      3,249          4,578         5,550

(1)  Spot rate on the last business day of each month.

                        TENGE/U.S. DOLLAR EXCHANGE RATES

MONTH                                                                        1994(1)       1995(1)       1996(1)
-----                                                                        -------       -------       -------
January                                                                                       55.6          65.5
February                                                                                      60.1          65.3
March                                                                                         60.8          66.0
April                                                                                         63.5          67.1
May                                                                                           64.3          66.9
June                                                                                          64.3          67.2
July                                                                                          63.2          67.5
August                                                                                        59.0          68.1
September                                                                                     60.9          68.8
October                                                                        50.0           61.7          69.5
November                                                                       50.0           63.9          70.4
December                                                                       50.0           59.6          73.1

(1)  Spot rate on the last business day of each month.

         For a discussion of the impact of exchange rate fluctuations on the Company, see "Risk Factors--Country Risks-- Currency Risks."

RECONCILIATION TO CANADIAN GAAP

         The Company's financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) which, in the case of the Company, conform with Canadian GAAP, except as outlined in Note 15 to the Consolidated Financial Statements included herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company and its subsidiaries and supplementary data required by this item are attached to this report beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.


         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 called for by this Item will be contained in the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders (the "Proxy Statement"), and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to this item will be contained in the Proxy Statement, and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to this item will be contained in the Proxy Statement, and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to this item will be contained in the Proxy Statement, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a) 1. Financial Statements. Financial Statements listed in the accompanying Index to Financial Statements and Financial Statement Schedules appearing on page F-1 are filed as part of this annual report on Form 10-K.

                   2.  Exhibits. (see (c) below).

          (b)      Reports on Form 8-K and 6-K.

                   The Company did not file a report on Form 8-K during the quarter ended December 31, 1996, since the Company was domiciled in Canada and a foreign private issuer at that time.

                   The Company filed a Report of a Foreign Private Issuer on Form 6-K with the Commission on December 2, 1996, containing financial results for the quarter ended September 30, 1996 and quarterly financial statements prepared in accordance with Canadian Generally Accepted Accounting Principles.

          (c)      Exhibits.

                   The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

        Exhibit Number         Description
        --------------         -----------
        2+                     Certificate of Domestication.

        3.1+                   Certificate of Incorporation.

        3.2+                   By-Laws.

        4.1                    Indenture dated as of May 31, 1996 among
                               Petersburg Long Distance Inc., as Issuer, NWE
                               Capital (Cyprus) Limited, PLD Asset Leasing
                               Limited, PLD Capital Limited, Baltic
                               Communications Limited and Wireless Technology
                               Corporations Limited as Guarantors, and The Bank of New York, as Trustee, with respect to $123,000,000 aggregate principal amount at stated maturity of 14% Senior Discount Notes due 2004
                               (the "Senior Note Indenture") (including exhibits B, C, D and K only).

        4.2                    Indenture dated as of May 31, 1996 among
                               Petersburg Long Distance Inc. as Issuer, NWE
                               Capital (Cyprus) Limited, PLD Asset Leasing
                               Limited, PLD Capital Limited, Baltic
                               Communications Limited and Wireless Technology
                               Corporations Limited as Guarantors, and The Bank of New York, as Trustee, with respect to $26,500,000 aggregate principal amount of 9%
                               Convertible Subordinated Notes due 2006 (the
                               "Convertible Note Indenture") (including exhibit B only).

        4.3                    Global Note representing 14% Senior Discounted
                               Notes due 2004.

        4.4                    Global Note representing 9% Convertible
                               Subordinated Notes due 2006.

        4.5                    Warrant Certificate of Petersburg Long Distance
                               Inc. for 123,000 Warrants exercisable on or after December 10, 1996 and on or before June 12, 2006.

        4.6                    Smith Barney Warrant Certificate of Petersburg
                               Long Distance Inc. for 100,000 Warrants
                               exercisable as to 50,000 Common Shares on or after June 12, 1996 and as to 50,000 Common
                               Shares on or after October 30, 1996 and on or before April 30, 2001.

        4.7                    Registration Rights Agreement dated as of May 31,
                               1996 between Petersburg Long Distance Inc. and
                               Smith Barney Inc.

        4.8                    Purchase Agreement dated May 24, 1996 between
                               Petersburg Long Distance Inc. and Smith Barney
                               Inc.

        4.9                    Warrant Agreement between Petersburg Long
                               Distance Inc. and The Bank of New York.

        4.10                   Smith Barney Warrant Agreement between Petersburg
                               Long Distance Inc. and The Bank of New York.

        4.11 Company Senior Note Escrow Account Agreement dated as of May 31, 1996 among The Bank of New
                               York as Escrow Agent, as Trustee under the Senior
                               Note Indenture, as Trustee under the Convertible
                               Note Indenture and Petersburg Long Distance Inc.

        4.12 Company Convertible Note Escrow Account Agreement dated as of May 31, 1996 among The Bank of New
                               York as Escrow Agent, as Trustee under the Senior
                               Note Indenture, as Trustee under the Convertible
                               Note Indenture and Petersburg Long Distance Inc.

        4.13                   Leasing Company Escrow Account Agreement (PLD
                               Asset Leasing Limited) among The Bank of New York as Escrow Agent, as Trustee under the Senior Note
                               Indenture, as Trustee under the Convertible Note
                               Indenture and PLD Asset Leasing Limited.

        4.14                   Leasing Company Escrow Account Agreement (PLD
                               Capital Limited) among The Bank of New York as
                               Escrow Agent, as Trustee under the Senior Note
                               Indenture, as Trustee under the Convertible Note
                               Indenture and PLD Capital Limited.

        4.15 Company Senior Note Security and Pledge Agreement by Petersburg Long Distance Inc. in favor of The
                               Bank of New York, as Trustee under the Senior
                               Note Indenture, as Trustee under the Convertible
                               Note Indenture, and as Collateral Agent.

        4.16                   Company Convertible Note Security and Pledge
                               Agreement by Petersburg Long Distance Inc. in favor of The Bank of New York, as Trustee under the Convertible Note Indenture, as Trustee under the Convertible Note Indenture, and as Collateral
                               Agent.

        4.17                   Leasing Company Security and Pledge Agreement
                               (PLD Asset Leasing Limited) by PLD Asset Leasing
                               Limited in favor of The Bank of New York, as Trustee under the Senior Note Indenture, as
                               Trustee under the Convertible Note Indenture, and as Collateral Agent.

        4.18                   Leasing Company Security and Pledge Agreement
                               (PLD Capital Limited) by PLD Capital Limited in favor of The Bank of New York, as Trustee under the Senior Note Indenture, as Trustee under the Convertible Note Indenture, and as Collateral
                               Agent.

        4.19                   NWE Cyprus Senior Note Security and Pledge
                               Agreement by NWE Capital (Cyprus) Ltd. in favor of The Bank of New York, as Trustee under the Senior Note Indenture, as Trustee under the
                               Convertible Note Indenture, and as Collateral
                               Agent.

        10.1                   PLD Telekom Inc. Stock Option Plan.

        10.2                   Service Agreement between Petersburg Long
                               Distance Inc. and Newmark Capital Limited dated as of January 1, 1995 (Exhibit 2(o) to the
                               Company's Annual Report on Form 20-F for the year ended December 31, 1995).

        10.3                   License issued by the RSCC to PeterStar Company
                               Limited for the provision of local, national and international telecommunications services within
                               St. Petersburg and the surrounding region.

        10.4                   License No. N4199 issued by the RSCC to
                               Teleport-TP for the provision of local and long distance telecommunications services.

        10.5                   License No. N4207 issued by the RSCC to
                               Teleport-TP for the provision of long distance and international telecommunication services.

        10.6                   License No. N4437 issued by the RSCC to
                               Teleport-TP for the provision of international leased lines and circuits for the transmission of television signals.

        21                     List of Subsidiaries.

-----------------

+ Incorporated by reference to the Company's interim report on Form 8-K, filed with the Securities and Exchange Commission on March 7, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in London, England on March 31, 1997.

                                      PLD TELEKOM INC.


                                              By:   /s/ James R. S. Hatt
                                                   --------------------------
                                                   James R. S. Hatt
                                                   President and
                                                   Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report been signed by the following persons in the capacities and on the dates indicated.

         Signature                          Title                               Date
         ---------                          -----                               ----
 /s/ Ronald R. Cripps                       Director                            March 31, 1997
---------------------------
Ronald R. Cripps

 /s/ Simon Edwards                          Chief Financial Officer             March 31, 1997
---------------------------                 (Principal Financial Officer)
Simon Edwards

 /s/ James R. S. Hatt                       Director, President and             March 31, 1997
---------------------------                 Chief Executive Officer
James R. S. Hatt                            (Principal Executive Officer)

 /s/ David L. Heavenridge                   Director                            March 31, 1997
---------------------------
David L. Heavenridge

 /s/ Timothy P. Lowry                       Director                            March 31, 1997
---------------------------
Timothy P. Lowry

 /s/ Robert Smith                           Director                            March 31, 1997
---------------------------
Robert Smith

 /s/ David M. Stovel                        Director and Vice Chairman          March 31, 1997
---------------------------
David M. Stovel

 /s/ Richard Wainright-Lee                  Director                            March 31, 1997
---------------------------
Richard Wainright-Lee

 /s/ Clayton A. Waite                       Director                            March 31, 1997
---------------------------
Clayton A. Waite

 /s/ Douglas T. Waite                       Director                            March 31, 1997
---------------------------
Douglas T. Waite

AUDITORS' REPORT TO THE SHAREHOLDERS


We have audited the consolidated balance sheets of PLD Telekom Inc. (formerly Petersburg Long Distance Inc.) as at December 31, 1996 and 1995 and the consolidated statements of operations, deficit and cash flows for each of the years in the three year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1996 and 1995 and the results of its operations and the changes in its financial position for each of the years in the three year period ended December 31, 1996 in accordance with United States generally accepted accounting principles.



/s/  KPMG

Chartered Accountants

Toronto, Canada
March 21, 1997

PLD TELEKOM INC.
(formerly Petersburg Long Distance Inc.)
Consolidated Balance Sheets

As at December 31
(Thousands of United States Dollars)

------------------------------------------------------------------------------------------------
                                                                         1996           1995
------------------------------------------------------------------------------------------------
Assets

Current assets:
     Cash and term deposits (note 7)                                  $  40,674       $  15,676
     Trade receivables, net of allowance of $1,986 (1995 - $587)         10,528           3,171
     Other receivables and prepaids                                       3,522           4,347
     Inventory                                                            1,840           1,289
     Due from related parties (note 13(c))                                4,408           2,499
     Current portion of lease receivable                                   --             3,313
------------------------------------------------------------------------------------------------
                                                                         60,972          30,295

Escrow funds (note 8)                                                    40,984            --
Property and equipment (note 4)                                          93,039          45,357
Telecommunications licenses (note 3)                                     72,310          49,583
Investment in Teleport (note 3(e))                                         --            23,564
Other investments (note 5)                                               24,094          19,079
Other assets (note 6)                                                    14,958          10,214
------------------------------------------------------------------------------------------------
                                                                      $ 306,357       $ 178,092
------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current liabilities:
     Bank indebtedness (note 7)                                       $  15,829       $  22,379
     Accounts payable                                                    22,666           8,516
     Accrued liabilities                                                  3,126           1,924
     Due to related parties (note 13(d))                                  4,039           1,843
     Deferred revenue                                                     1,078           1,958
------------------------------------------------------------------------------------------------
                                                                         46,738          36,620

Long-term debt (note 8)                                                 107,954            --

Minority interest                                                        13,711           5,640

Shareholders' equity:
     Capital stock:
         Preferred shares (note 9)                                           31              31
         Common shares (note 9)                                         180,878         179,887
         Warrants (note 8)                                               13,592            --
------------------------------------------------------------------------------------------------
                                                                        194,501         179,918
     Deficit                                                            (56,547)        (44,086)
------------------------------------------------------------------------------------------------
Future activities (note 1)                                              137,954         135,832
Commitments and contingencies (note 14)
------------------------------------------------------------------------------------------------
                                                                      $ 306,357       $ 178,092
------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PLD TELEKOM INC.
(formerly Petersburg Long Distance Inc.)
Consolidated Statements of Operations

Years ended December 31
(Thousands of United States Dollars, except per share amounts)
-------------------------------------------------------------------------------------------------------------
                                                                     1996           1995             1994
-------------------------------------------------------------------------------------------------------------
Revenue:
     Telecommunications (note 13(a) and (c))                      $ 60,562       $ 27,686          $ 8,526
     Finance lease income                                            1,404          1,434             --
-------------------------------------------------------------------------------------------------------------
                                                                    61,966         29,120            8,526
Direct costs                                                        21,709         10,382            3,172
-------------------------------------------------------------------------------------------------------------
Gross profit                                                        40,257         18,738            5,354

Operating expenses:
     General and administrative                                     24,791         18,168            9,042
     Depreciation                                                    5,226          3,837            1,232
     Amortization of telecommunications licenses
       and goodwill                                                  4,883          4,659             3,802
     Other taxes                                                     2,490          1,220             --
-------------------------------------------------------------------------------------------------------------
                                                                    37,390         27,884            14,076
-------------------------------------------------------------------------------------------------------------
Operating income/(loss)                                              2,867         (9,146)          (8,722)

Share of income/(loss) from equity investments,
   after amortization of licenses of
   $2,477(1995 - $1,528)                                            (2,692)        (1,555)            --
Interest and other income                                            4,859          2,066              235
Interest on bank indebtedness                                       (1,233)          (957)          (1,004)
Interest on long-term debt                                          (8,740)          --               --
Amortization of deferred financing costs                              (684)          --               --
Foreign exchange loss                                                 (648)          (443)            --
Loss on disposal of investments and property
   and equipment                                                      --             (915)            --
Provision for amounts due from a shareholder
   of PeterStar (note 13(e))                                          --           (2,490)            --
-------------------------------------------------------------------------------------------------------------
Loss before income taxes and minority interest                      (6,271)       (13,440)          (9,491)

Income taxes (note 10)                                               3,669          1,490             --
-------------------------------------------------------------------------------------------------------------
Loss before minority interest                                       (9,940)       (14,930)          (9,491)

Minority interest                                                    2,521            551             --
-------------------------------------------------------------------------------------------------------------
Net loss                                                          $(12,461)      $(15,481)         $(9,491)
-------------------------------------------------------------------------------------------------------------
Net loss per common share (note 11)                               $  (0.39)      $  (0.49)         $ (0.78)
-------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

PLD TELEKOM INC.
(formerly Petersburg Long Distance Inc.)
Consolidated Statements of Deficit

Years ended December 31
(Thousands of United States Dollars)

----------------------------------------------------------------------------------------------
                                                   1996           1995           1994
----------------------------------------------------------------------------------------------
Balance, beginning of year                      $(44,086)      $(28,605)      $(18,736)

Loss for the year                                (12,461)       (15,481)        (9,491)

Accrual of excess of redemption price over
   dividends paid on Series VIII and IX
   preferred shares                                 --             --             (378)
----------------------------------------------------------------------------------------------
Balance, end of year                            $(56,547)      $(44,086)      $(28,605)
----------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PLD TELEKOM INC.
(formerly Petersburg Long Distance Inc.)
Consolidated Statements of Cash Flows


Years ended December 31
(Thousands of United States Dollars)
------------------------------------------------------------------------------------------------------
                                                            1996           1995             1994
------------------------------------------------------------------------------------------------------
Cash provided by/(used in):
Operations:
     Loss for the year                                   $(12,461)      $ (15,481)      $  (9,491)
     Non-cash items:
         Depreciation and amortization                     10,793           8,496           5,034
         Share of loss of equity investments                2,692           1,555            --
         Non-cash interest on long-term debt                7,349            --              --
         Minority interest                                  2,521             551            --
         Other                                                300           1,543            --
     Deferred revenue                                        (898)          1,958            --
     Changes in non-cash working capital
       related to operations (note 12)                      5,322          (5,346)          1,142
------------------------------------------------------------------------------------------------------
     Cash from continuing operations                       15,618          (6,724)         (3,315)
     Cash from discontinued operations                       --              --              (331)
------------------------------------------------------------------------------------------------------
                                                           15,618          (6,724)         (3,646)

Financing:
     Change in bank indebtedness                           (6,550)         22,379            --
     Issue of 14% Senior Discount Notes                    87,697            --              --
     Issue of 9% Convertible Subordinated Notes            26,500            --              --
     Deferred financing costs                              (9,224)           --              --
     Issue of common shares                                   991              67         110,799
     Changes in non-cash working capital
       related to financing (note 12)                        --            (2,869)          2,869
     Loans from shareholders                               (1,843)            405            (143)
     Related company advances                                --              (815)           --
     Due to equipment supplier                               --            (4,384)             87
------------------------------------------------------------------------------------------------------
                                                           97,571          14,783         113,612

Investments:
     Property and equipment                               (43,201)        (27,763)        (16,536)
     Changes in non-cash working capital
       related to investments (note 12)                      --            (3,775)          3,775
     Escrow funds                                         (40,984)           --              --
     Investment in BCL, net of cash acquired               (2,516)           --              --
     Teleport finance lease and advances                    3,916          (7,733)           --
     Investment in Technopark, net of cash acquired        (2,866)           --              --
     Investment in Teleport, net of cash acquired          (2,133)           --              --
     Other investments                                       (140)         (3,000)           --
     Other assets                                            (267)         (6,822)           (895)
     Investment in PeterStar                                 --              --            (8,166)
     Investment in BECET                                     --              --            (1,398)
     Investment in Technocom, net of cash acquired           --              --           (14,905)
     Investment in SPMMTS                                    --              --           (16,079)
------------------------------------------------------------------------------------------------------
                                                          (88,191)        (49,093)        (54,204)
------------------------------------------------------------------------------------------------------
Increase/(decrease) in cash and term deposits              24,998         (41,034)         55,762

Cash and term deposits, beginning of year                  15,676          56,710             948
------------------------------------------------------------------------------------------------------
Cash and term deposits, end of year                      $ 40,674       $  15,676       $  56,710
------------------------------------------------------------------------------------------------------
   Supplementary disclosures:
     Interest paid                                       $  2,425       $     380       $     916
     Income taxes paid                                      3,678             809             --
------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PLD TELEKOM INC.
(formerly Petersburg Long Distance Inc.)
Notes to Consolidated Financial Statements

Year ended December 31, 1996
(Tabular amounts in thousands of United States Dollars)



1.   INCORPORATION, PRINCIPAL OPERATIONS AND FUTURE ACTIVITIES:

     Effective February 28, 1997 PLD Telekom Inc. was continued as a Delaware corporation. The Company was previously incorporated under the laws of Ontario, Canada. On August 1, 1996, the Company changed its name from Petersburg Long Distance Inc. to PLD Telekom Inc. Through its subsidiaries, the Company is a provider of local, long distance and international telecommunications services in the former Soviet Union. The Company's key interests at December 31, 1996 include a 60% equity interest in PeterStar Company Limited ("PeterStar") which provides telecommunications services in St. Petersburg, Russia; a 50% equity interest in BECET International ("BECET") which provides cellular services in Kazakstan; and a 51% equity interest in Technocom Limited ("Technocom") which, through its 49% equity interest in Teleport-TP ("Teleport"), operates an international teleport in Moscow, fiber optic networks in Moscow and its environs and a satellite-based long distance network across Russia. Cable and Wireless plc ("Cable & Wireless"), a United Kingdom telecommunications company, is the Company's principal shareholder at December 31, 1996.

     The Company's telecommunications businesses are developing rapidly in an emerging economy which, by its nature, has an uncertain economic, political and regulatory environment. The general risks of operating businesses in the former Soviet Union include the possibility for rapid change in government policies, economic conditions, the tax regime and foreign currency regulations. In addition, Teleport's satellite-based long distance network is at an early stage of its development and operation.

     Ultimate recoverability of the Company's investments in PeterStar, BECET, and Teleport is dependent upon each of these subsidiaries achieving and maintaining profitability, which is dependent to a certain extent on the stabilization of the economies of the former Soviet Union, the ability to maintain the necessary telecommunications licenses and the ability to obtain adequate financing to meet capital commitments.


2.   SIGNIFICANT ACCOUNTING POLICIES:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

     The Company's significant accounting policies are as follows:

PLD TELEKOM INC.
(formerly Petersburg Long Distance Inc.)
Notes to Consolidated Financial Statements,  page 2

Year ended December 31, 1996
(Tabular amounts in thousands of United States dollars)



2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (a) Basis of presentation:

         The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). Audited consolidated financial statements for the years ended December 31, 1995 and 1994 were prepared in accordance with Canadian GAAP, with a reconciliation to U.S. GAAP, for distribution to shareholders. As a result of the Company's emigration to the United States on February 28, 1997, the 1995 and 1994 comparative figures have been restated in accordance with U.S. GAAP. The effect of this restatement is described in Note 15.

     (b) Basis of consolidation:

         The consolidated financial statements include the accounts of the Company and its subsidiaries, including PeterStar, BECET, Technocom and, effective December 31, 1996, Teleport, which the Company effectively controls. All significant intercompany transactions and balances have been eliminated on consolidation.

     (c) Reporting currency and foreign currency translation:

         During the fourth quarter of 1994 the Company changed its reporting currency from the Canadian dollar to the U.S. dollar. This change was made due to the significant increase in the Company's business operations in Russia and Kazakstan, which use the U.S. dollar as the unit of measure. In addition, the Company completed a major public offering of common shares in the United States in December 1994. As a result of this transaction, the Company's Canadian and U.K. activities also adopted the U.S. dollar as the unit of measure and are now classified as integrated operations for purposes of applying translation procedures.

         Foreign currency denominated monetary items are translated at the rate of exchange in effect at the balance sheet date and non-monetary items are translated at rates of exchange in effect when the assets are acquired or obligations incurred. Revenues and expenses are translated at rates in effect at the time of the transactions. Foreign exchange gains and losses are included in earnings.

     (d) Inventory:

         Inventory is stated at the lower of average cost or net realizable value and is comprised of telephony products held for resale to customers.

PLD TELEKOM INC.
(formerly Petersburg Long Distance Inc.)
Notes to Consolidated Financial Statements,  page 3

Year ended December 31, 1996
(Tabular amounts in thousands of United States dollars)



2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (e) Property and equipment:

         Property and equipment are stated at cost less accumulated depreciation. Costs directly related to the installation of telecommunications equipment are included in the cost of the equipment. Depreciation is provided using the straight-line method and the following annual rates over the estimated useful lives of the assets:

--------------------------------------------------------------------------------
         Asset                                                 Rate
--------------------------------------------------------------------------------
         Telecommunications equipment                           10%
         Buildings                                             3.5%
         Leasehold improvements                                 10%
         Office furniture and equipment                    20 - 33%
--------------------------------------------------------------------------------

     (f) Telecommunications licenses:

         PeterStar has a number of telecommunications licenses, the principal of which is a ten year license to operate an international, national and local telecommunications system in St. Petersburg; this expires in November 2004. BECET has a 15 year license to operate a cellular and mobile telephone system in Kazakstan which expires in February 2009. Teleport's main operating licenses expire in 2004. The terms of certain of the licenses held by the Company's subsidiaries require minimum number of lines and /or subscribers by specified dates in the future. Telecommunications licenses are amortized on a straight line basis over the terms of the licenses.

         Annually, or more frequently as circumstances require, management reviews the carrying value of telecommunications licenses. If it is determined that the net recoverable amount is less than the carrying value, a write down to fair value is made with a charge to earnings. The net recoverable amount of each of PeterStar's, BECET's and Teleport's licenses is calculated based upon the estimated undiscounted future net cash flow expected to be generated by PeterStar, BECET and Teleport, respectively.

     (g) Investment in SPMMTS:

         The Company's investment in SPMMTS is accounted for on the cost basis. The Company regularly evaluates the value of the investment to determine if it is less than carrying value. Any declines in value below the carrying amount of the investment, which are other than temporary, are recognized in earnings.

     (h) Equity investments:

         The Company acquired an approximate 42% interest in Teleport through its acquisition of Technocom (note 3(c)). The investment in Teleport was accounted for using the equity method until December 31, 1996, on which date Teleport became a subsidiary.

         The Company, through Technocom, has a 49% interest in MTR-Sviaz and a 50% investment in Rosh Telecom, both of which are accounted for using the equity method.

PLD TELEKOM INC.
(formerly Petersburg Long Distance Inc.)
Notes to Consolidated Financial Statements,  page 4

Year ended December 31, 1996
(Tabular amounts in thousands of United States dollars)



2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (i) Goodwill:

         Goodwill represents the excess of the purchase price over the fair values of the net assets acquired of C.P.Y. Yellow Pages, and is being amortized on a straight-line basis over 10 years. The value of goodwill is regularly evaluated by reviewing the returns of C.P.Y. Yellow Pages, taking into account the risk associated with the investment. Any permanent impairment in the value of the goodwill is written-off against earnings.

     (j) Deferred financing costs:

         Deferred financing costs are capitalized and amortized over the term of the related debt.

     (k) Cash and term deposits:

         The Company's term deposits consist of term deposits with an initial term of less than three months and, accordingly, they are considered cash equivalents for purposes of the consolidated statements of cash flows.

     (l) Fair value of financial instruments:

         The carrying amounts reported in the consolidated balance sheets for cash and term deposits, escrow funds, trade and other receivables, amounts due from/to related parties, bank indebtedness and accounts payable approximate fair values due to their short maturities. The fair value of long-term debt is based on discounted cash flow analysis.

     (m) Stock options:

         On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.


3.   TELECOMMUNICATIONS LICENSES AND ACQUISITIONS:

-----------------------------------------------------------------
                                Accumulated       Net book
 1996               Cost        amortization       value
-----------------------------------------------------------------
PeterStar         $29,755         $ 8,840         $20,915
BECET              31,595           5,795          25,800
Teleport           29,600           4,005          25,595
-----------------------------------------------------------------
                  $90,950         $18,640         $72,310
-----------------------------------------------------------------

PLD TELEKOM INC.
(formerly Petersburg Long Distance Inc.)
Notes to Consolidated Financial Statements,  page 5

Year ended December 31, 1996
(Tabular amounts in thousands of United States dollars)



3.   TELECOMMUNICATIONS LICENSES AND ACQUISITIONS (CONTINUED):

-----------------------------------------------------------------
                               Accumulated       Net book
 1995               Cost       amortization        value
-----------------------------------------------------------------
PeterStar         $27,955         $ 6,278         $21,677
BECET              31,595           3,689          27,906
-----------------------------------------------------------------
                  $59,550         $ 9,967         $49,583
-----------------------------------------------------------------


     (a) PeterStar:

         In October 1992, the Company acquired a 50% interest in PeterStar for consideration of $19,789,000. An additional 9% interest was acquired in March 1994 for consideration of $8,166,000 and an additional 1% interest was acquired in April 1996 for $1,800,000. All of the consideration has been allocated to telecommunications licenses.

         PeterStar is a joint stock company registered in 1992 under the laws of the Russian Federation to provide international and domestic telecommunications services to St. Petersburg. In November 1994, PeterStar was granted a new license to provide these services for a further ten years. The license was reissued in June 1996 and sets the number of lines which PeterStar may have at 106,000 and requires that 74,200 lines be introduced by June 1999. At December 31, 1996
         PeterStar had 52,005 lines in place.

     (b) BECET:

         In March 1994, the Company acquired all the outstanding shares of Wireless Technology Corporations Limited ("WTC") for consideration of $30 million, which was satisfied by the issuance of 2,500,000 common shares of the Company. WTC is incorporated in the territory of the British Virgin Islands and is a 50% participant in BECET, a joint stock company in Kazakstan. BECET has been granted a license to operate a cellular and mobile telephone system in Kazakstan for a period of 15 years.

         The acquisition was accounted for by the purchase method. As of the date of acquisition, BECET had not commenced operations and did not have any tangible assets or liabilities. Therefore, the entire purchase price, including acquisition costs of $1,595,000, was allocated to telecommunications licenses. BECET commenced commercial operations in September 1994.

         In connection with the acquisition of BECET, the Company was committed to provide financing of up to $3 million to fund a number of special telecommunications projects undertaken by the Ministry of Communications in Kazakstan. In 1995 the Company provided such financing in the form of a convertible note (see note 5(b)).

PLD TELEKOM INC.
(formerly Petersburg Long Distance Inc.)
Notes to Consolidated Financial Statements,  page 6

Year ended December 31, 1996
(Tabular amounts in thousands of United States dollars)



3.   TELECOMMUNICATIONS LICENSES AND ACQUISITIONS (CONTINUED):

     (c) Technocom:

         On December 28, 1994, the Company acquired 51% of the ordinary share capital of Technocom, a company incorporated in the Republic of Ireland, for consideration of $15 million cash plus acquisition costs of $159,000. Technocom's principal asset at the date of acquisition was a 42% equity interest in Teleport, a Russian joint stock company which holds four operating licenses. The first license expires in November 2004 and authorizes Teleport to provide long distance and international telecommunications services to private networks within Moscow and, to a limited extent, elsewhere in the Russian Federation. Teleport is required by the terms of the license to have at least 10,500 subscribers (which is 70% of the maximum number of subscribers permitted under the license) in place by October 1999. The second license expires in October 2004 and permits the operation of 1,000 international leased circuits for the transmission of television and telecommunications services. The third license permits the provision of data services, with interconnection to the public network. This expires in January 2002 and requires capacity for 70,000 subscribers by December 2000. The fourth license is an overlay license which permits Teleport to offer local, long distance and international voice and data services which are interconnected to the public telephone network in 32 regions across Russia. The overlay license expires in May 2001.

         The acquisition of Technocom has been accounted for by the purchase method effective December 31, 1994 as follows:

-------------------------------------------------------------------------------------------------
         Net assets acquired:
           Cash                                                                    $     253
           Other current assets                                                        1,140
           Current liabilities                                                        (1,617)
-------------------------------------------------------------------------------------------------
                                                                                        (224)

           Investment in and advances to Teleport, including allocation
              of excess purchase price of $15,078,000                                 15,699
           Plant and equipment                                                           109
           Due to shareholders                                                          (336)
           Minority interest                                                             (89)
-------------------------------------------------------------------------------------------------
         Total consideration                                                       $  15,159
-------------------------------------------------------------------------------------------------

         The carrying value of the investment in Teleport at December 31, 1994 exceeded the Company's share of the underlying net book value of Teleport by $15,078,000. This excess purchase consideration, which arose on the purchase of Technocom, is attributed to the telecommunications licenses held by Teleport and is being amortized over the terms of those licenses.

PLD TELEKOM INC.
(formerly Petersburg Long Distance Inc.)
Notes to Consolidated Financial Statements,  page 7

Year ended December 31, 1996
(Tabular amounts in thousands of United States dollars)



3.   TELECOMMUNICATIONS LICENSES AND ACQUISITIONS (CONTINUED):

     (c) Technocom (continued):

         The Company was committed to subscribe for preferred shares of Technocom in the amount of $40 million, of which $20 million was subscribed for on December 28, 1994 and the remaining $20 million was subscribed for in June 1996 from the proceeds of the financing described in note 8. The preferred shares entitle the Company to the first $20 million of Technocom's dividend distributions. After receipt of such preference dividends, all the preferred shares will be converted into a single ordinary share of Technocom. The carrying value of the Company's investment in Teleport and minority interest have each been increased by $10 million to reflect the minority interest's ultimate share in preferred equity.

         In addition, the Company has the option to acquire the remaining ordinary shares of Technocom from the other shareholders and those shareholders have the option to require the Company to acquire their interest. The price of the shares is to be agreed by the parties or, in the absence of such an agreement, determined by one of five leading investment banks. The first option period commences the date the audited results of Technocom for the year ended December 31, 1998 are released and ends 90 days later.

     (d) Technopark:

         On December 20, 1996 Technocom acquired 55.51% of the outstanding shares of J.V. Technopark Limited, a company incorporated in Russia which holds a 7.5% equity interest in Teleport and owns office space in Moscow, for cash consideration of $3 million. The vendors were the minority shareholders of Technocom. The acquisition of Technopark has been accounted for using the purchase method as follows:

----------------------------------------------------------------------
         Net assets acquired:
              Cash                                    $    134
              Non-cash working capital                    (316)
              Buildings                                  1,000
              Investment in Teleport                     2,320
              Minority interest                           (138)
----------------------------------------------------------------------
                                                      $  3,000
----------------------------------------------------------------------

PLD TELEKOM INC.
(formerly Petersburg Long Distance Inc.)
Notes to Consolidated Financial Statements,  page 8

Year ended December 31, 1996
(Tabular amounts in thousands of United States dollars)



3.   TELECOMMUNICATIONS LICENSES AND ACQUISITIONS (CONTINUED):

     (e) Teleport:

         At the date of acquisition of Technocom by the Company, Technocom held a direct and indirect 42% interest in Teleport (note 3(c)). In May 1996, Technocom acquired an additional 3.3% indirect equity interest in Teleport for cash consideration of $2 million, substantially all of which has been allocated to Teleport's telecommunications licenses. The additional interest was acquired through a company controlled by a minority shareholder of Technocom. The acquisition of Technopark (note 3(d)) increases Technocom's equity interest in Teleport to 49.3% and its voting interest to 56%. Accordingly, the balance sheet of Teleport is included in the Company's consolidated balance sheet as at December 31, 1996. The results of operations of Teleport will be included in the consolidated statement of operations from January 1, 1997. The consolidation of Teleport's balance sheet is summarized as follows:

--------------------------------------------------------------------------------
Cash                                                                    $     70
Other current assets                                                       4,386
Current liabilities                                                       (1,526)
Equipment under capital lease, net                                         7,415
Other property, plant and equipment, net                                     622
Other assets                                                                 655
Capital lease obligation to Technocom                                     (4,153)
Due to Technocom                                                          (3,468)
Due to related parties                                                    (3,405)
Minority interest                                                           (411)
Telecommunications licenses, net of accumulated
  amortization of $4,005,000                                              25,595
--------------------------------------------------------------------------------
Carrying value of investment in Teleport prior to consolidation         $ 25,780
--------------------------------------------------------------------------------

         Prior to December 31, 1996, the Company's investment in Teleport was accounted for using the equity method. At December 31, 1995 the Company's investment in Teleport was comprised of the following:

-----------------------------------------------------------------
Investment in Teleport                              $ 20,363
Advances and loans to Teleport                           336
Finance lease receivable, long term portion            4,420
-----------------------------------------------------------------
                                                      25,119
Share of Teleport loss                                (1,555)
-----------------------------------------------------------------
                                                    $ 23,564
-----------------------------------------------------------------

PLD TELEKOM INC.
(formerly Petersburg Long Distance Inc.)
Notes to Consolidated Financial Statements,  page 9

Year ended December 31, 1996
(Tabular amounts in thousands of United States dollars)



3.   TELECOMMUNICATIONS LICENSES AND ACQUISITIONS (CONTINUED):

     (e) Teleport (continued):

         Condensed financial information of Teleport as at December 31, 1995 and for the years ended December 31, 1996 and 1995 is as follows:

---------------------------------------------------------------------------------------------------
Current assets                                                                         $  2,668
Current liabilities                                                                      (1,951)
Equipment under capital lease, net                                                        8,431
Other property, plant and equipment, net                                                    345
Other assets                                                                                665
Capital lease obligation to Technocom                                                    (7,733)
Due to Technocom                                                                         (1,693)
---------------------------------------------------------------------------------------------------
Shareholders' equity                                                                   $    732
---------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
                                                                                           1996             1995
------------------------------------------------------------------------------------------------------------------
Revenue                                                                                $ 11,104          $ 7,070
Cost of sales                                                                             6,534            2,083
------------------------------------------------------------------------------------------------------------------
Gross profit                                                                              4,570            4,987

Operating expenses:
     General and administrative                                                           2,617            1,606
     Other taxes                                                                            592             --
     Depreciation of assets under capital lease                                           1,016              570
     Other depreciation and amortization                                                    200              762
------------------------------------------------------------------------------------------------------------------
                                                                                          4,425            2,938
------------------------------------------------------------------------------------------------------------------
Operating income:                                                                           145            1,049
     Interest on capital lease                                                              531            1,434
     Other interest and financing charges, net                                             (251)             343

Income/(loss) before income taxes                                                          (135)             272
Income taxes                                                                               --               (335)
------------------------------------------------------------------------------------------------------------------
Net loss                                                                               $   (135)         $   (63)
------------------------------------------------------------------------------------------------------------------
Technocom's interest therein                                                           $    (75)         $   (27)
Amortization of excess purchase price                                                    (2,477)          (1,528)
------------------------------------------------------------------------------------------------------------------
Share of Teleport loss                                                                 $ (2,552)         $(1,555)
------------------------------------------------------------------------------------------------------------------

         Teleport's revenue includes sales to its minority shareholder of $4,635,000 (1995 - $4,995,000) making Teleport to some extent economically dependent on its minority shareholder.

PLD TELEKOM INC.
(formerly Petersburg Long Distance Inc.)
Notes to Consolidated Financial Statements,  page 10

Year ended December 31, 1996
(Tabular amounts in thousands of United States dollars)



3.   TELECOMMUNICATIONS LICENSES AND ACQUISITIONS (CONTINUED):

     (e) Teleport (continued):

         Teleport's cost of sales for the year ended December 31, 1996 includes costs of $2,921,000 charged by a company controlled by one of the minority shareholders of Technocom.

         General and administrative expenses includes costs of $576,000 (1995 - $232,000) related to marketing services provided by a company controlled by one of the minority shareholders of Technocom.

     (f) Baltic Communications Limited:

         Effective April 1, 1996, the Company acquired all of the outstanding shares of Baltic Communications Limited ("BCL") from Cable & Wireless and its Russian partners for cash consideration of $3 million, plus acquisition costs of $253,000. BCL is a Russian joint stock company which provides international direct dial, international pay phone and private line services to a corporate customer base in St. Petersburg, Russia.

         The acquisition has been accounted for using the purchase method as follows:

---------------------------------------------------
Net assets acquired:
     Cash                             $   737
     Non-cash working capital            (766)
     Property and equipment             3,282
---------------------------------------------------
Total consideration                   $ 3,253
---------------------------------------------------

     (g) C.P.Y. Yellow Pages:

         On April 26, 1995 the Company acquired all the outstanding shares of C.P.Y. Yellow Pages Limited, a company incorporated in the Republic of Cyprus, for consideration of 368,820 common shares of the Company at an ascribed value of $1,900,000, plus acquisition costs of $244,000. Yellow Pages publishes a Yellow Pages directory and owns a database of Russian and foreign businesses in St. Petersburg.

         The acquisition has been accounted for by the purchase method effective April 30, 1995. Substantially all of the consideration was allocated to goodwill.

PLD TELEKOM INC.
(formerly Petersburg Long Distance Inc.)
Notes to Consolidated Financial Statements,  page 11

Year ended December 31, 1996
(Tabular amounts in thousands of United States dollars)



4.   PROPERTY AND EQUIPMENT:

-------------------------------------------------------------------------------------------
                                                             Accumulated      Net book
     1996                                         Cost       depreciation       value
-------------------------------------------------------------------------------------------
Telecommunications equipment:
    Installed                                  $ 80,291         $ 9,625         $70,666
    Uninstalled                                   3,677            --             3,677
Buildings                                         3,194             206           2,988
Office furniture and equipment                    6,538           2,030           4,508
Leasehold improvements                            4,443           1,242           3,201
Advances to equipment suppliers                   7,999            --             7,999
-------------------------------------------------------------------------------------------
                                               $106,142         $13,103         $93,039
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
                                                                 Accumulated        Net book
     1995                                            Cost        depreciation        value
-------------------------------------------------------------------------------------------
Telecommunications equipment:
    Installed                                      $ 29,283         $ 3,462         $25,821
    Uninstalled                                       7,720            --             7,720
Buildings                                               459              88             371
Office furniture and equipment                        3,667             986           2,681
Leasehold improvements                                2,680             369           2,311
Advances to equipment suppliers                       6,453            --             6,453
-------------------------------------------------------------------------------------------
                                                   $ 50,262         $ 4,905         $45,357
-------------------------------------------------------------------------------------------

     Advances to equipment suppliers at December 31, 1995 includes an amount of $3,527,000 which bears interest at 6.5% per annum.



5.   OTHER INVESTMENTS:

-------------------------------------------------------------------------------
                                                      1996            1995
-------------------------------------------------------------------------------
Investment in SPMMTS, at cost                        $16,179         $16,079
Investment in Monogram Finance Group Limited           3,000           3,000
Equity investment in MTR-Sviaz                         4,588            --
Equity investment in Rosh Telecom                        327            --
-------------------------------------------------------------------------------
Total                                                $24,094         $19,079
-------------------------------------------------------------------------------

PLD TELEKOM INC.
(formerly Petersburg Long Distance Inc.)
Notes to Consolidated Financial Statements,  page 12

Year ended December 31, 1996
(Tabular amounts in thousands of United States dollars)



5.   OTHER INVESTMENTS (CONTINUED):

     (a) Investment in SPMMTS:

         In July 1994, the Company acquired a 10.4% equity interest (13.9% voting interest) in St. Petersburg Intercity & International Telephone ("SPMMTS"), a recently privatized Russian company which operates the long distance and international gateway in St. Petersburg, Russia, for consideration of $16 million, plus costs of acquisition. The acquisition of the SPMMTS shares was financed by the issuance of 1,650,832 common shares of the Company at an ascribed value of $9.09 each (for a total subscription of $15,006,062) and a note in the principal amount of $993,938 convertible into 109,344 common shares of the Company. The note was converted into common shares in October 1994.

         Shares in SPMMTS trade in a very limited over-the-counter market in Russia. Quoted market values are not available. However, actual trades occurred during December 1996 and January 1997 at average prices ranging from $1.70 to $3.40 per share. The Company holds 6,872,000 shares of SPMMTS.

     (b) Investment in Monogram Finance Group Limited:

         During the year ended December 31, 1995, the Company advanced $3 million to Monogram Finance Group Limited ("Monogram") in exchange for a convertible promissory note due on February 20, 2000. The note is convertible into common shares of Monogram at any time prior to February 20, 2000 at the then current fair market price of the shares.

         Monogram is incorporated in the British Virgin Islands and intends to enter into a joint venture with the Government of Kazakstan and another third party for the development of telecommunications projects in Kazakstan.

     (c) Equity investment in MTR-Sviaz:

         Technocom has a 49% equity interest in a Russian joint stock company, MTR-Sviaz, which is a joint venture with Mosenergo, the Moscow city power utility, to modernize and commercialize a portion of Mosenergo's internal telecommunications network. MTR-Sviaz is licensed to provided local and long distance leased line services within the city and region of Moscow and commenced operations in late 1996. During 1996, Technocom leased telecommunications equipment and access rights with a net book value of $5,205,000 to MTR-Sviaz under finance leases. For the year ended December 31, 1996, the Company recorded finance lease income of $872,000 related to these leases. At December 31, 1996, the investment in MTR-Sviaz is comprised of a finance lease receivable of $5,015,000, offset by the Company's share of losses of MTR-Sviaz of $427,000.

PLD TELEKOM INC.
(formerly Petersburg Long Distance Inc.)
Notes to Consolidated Financial Statements,  page 13

Year ended December 31, 1996
(Tabular amounts in thousands of United States dollars)



5.   OTHER INVESTMENTS (CONTINUED):

     (c) Equity investment in MTR-Sviaz (continued):

         Future minimum lease payments receivable from MTR-Sviaz, by year and in aggregate, are as follows:

--------------------------------------------------------------------------------
         1997                                                     $  2,530
         1998                                                        2,530
         1999                                                        2,530
         2000                                                        1,707
         2001                                                          547
         Thereafter                                                  2,503
--------------------------------------------------------------------------------
         Total minimum lease payments                               12,347
         Amounts representing interest                               7,332
--------------------------------------------------------------------------------
         Present value of minimum lease payments                  $  5,015
--------------------------------------------------------------------------------

6.   OTHER ASSETS:

--------------------------------------------------------------------------------
                                                          1996             1995
--------------------------------------------------------------------------------
     Deferred financing costs, net of accumulated
       amortization of $684,000                         $  8,540        $      -
     Goodwill, net of accumulated amortization
       of $359,000 (1995 - $144,000)                       1,796            2,011
     Deferred charges                                        700            1,000
     Telecommunications access rights                       -               2,403
     Other                                                 3,922            4,800
--------------------------------------------------------------------------------
                                                        $ 14,958        $  10,214
--------------------------------------------------------------------------------

7.   CASH AND TERM DEPOSITS AND BANK INDEBTEDNESS:

--------------------------------------------------------------------------------------------------------
                                                                               1996            1995
--------------------------------------------------------------------------------------------------------
     Cash on deposit:
       In Russia and Kazakstan                                              $   5,210       $  2,898
       Outside Russia and Kazakstan                                            10,935          4,557
     Term deposit, bearing interest at 5.3125% (1995 - 5.625%),
       restricted to secure bank loan of Technocom                              9,000          6,115
     Term deposits, bearing interest at 5.3125% (1995 - 5.625%), restricted to secure overdraft balances and accounts
       payable of Technocom                                               15,529          2,106
--------------------------------------------------------------------------------------------------------
                                                                            $  40,674       $ 15,676
--------------------------------------------------------------------------------------------------------

PLD TELEKOM INC.
(formerly Petersburg Long Distance Inc.)
Notes to Consolidated Financial Statements,  page 14

Year ended December 31, 1996
(Tabular amounts in thousands of United States dollars)



7.   CASH AND TERM DEPOSITS AND BANK INDEBTEDNESS (CONTINUED):

     As at December 31, 1996, Technocom has overdraft balances of $6,829,000 (1995 - $1,764,000) and demand bank loans of $9,000,000 (1995 - $6,115,000)
     bearing interest at 5.8125% (1995 - 6.125%). The demand bank loans are secured by term deposits in the same amount held at the same bank.

     Bank indebtedness at December 31, 1995 also included $14,500,000 owing to a Canadian chartered bank under the terms of a revolving credit facility in the maximum amount of $22,500,000. Advances under the facility bore interest at LIBOR plus 1/2% or U.S. base rate on U.S. dollar loans. The facility was guaranteed by Cable & Wireless. The weighted average interest rate on the loans was 6.54% at December 31, 1995. The facility was repaid in June 1996 from the proceeds of the financing described in note 8.


8.   LONG-TERM DEBT:

--------------------------------------------------------------------------------
                                                   1996           1995
--------------------------------------------------------------------------------
     14% Senior Discount Notes                  $  81,454        $   -
     9% Convertible Subordinated Notes             26,500            -
--------------------------------------------------------------------------------
     Total                                      $ 107,954        $   -
--------------------------------------------------------------------------------

     On June 12, 1996 the Company completed a $149.5 million private placement consisting of (i) 123,000 Units consisting of $123,000,000 14% Senior Discount Notes ("Senior Notes") due 2004 and ten year Warrants to purchase a total of 4,182,000 shares of common stock at a price of $6.60 per share; and (ii) $26,500,000 9% Convertible Subordinated Notes ("Convertible Notes") due 2006, convertible into common stock of the Company at a price of $6.90 per share.

     The 123,000 Units were issued at a discount for gross proceeds of $87,697,000 of which $13,592,000 was allocated to the Warrants and $74,105,000 was allocated to the Senior Notes for accounting purposes. The Senior Notes have a zero coupon until December 1, 1998. After such date, the notes require semi-annual cash interest payments on June 1 and December
     1. The difference between the carrying value and the principal amount of $123 million is being charged to earnings on an effective yield basis which, together with cash interest payments, results in an effective yield of 16.8%. The Convertible Notes require semi-annual cash interest payments on June 1 and December 1.

     The terms of the Senior Notes require the Company to raise additional equity of at least $20 million by May 1998. Failure to raise additional equity will cause the interest rate on the Senior Notes to increase to 14.5%.

PLD TELEKOM INC.
(formerly Petersburg Long Distance Inc.)
Notes to Consolidated Financial Statements,  page 15

Year ended December 31, 1996
(Tabular amounts in thousands of United States dollars)



8.   LONG-TERM DEBT (CONTINUED):

     The Company is party to a Registration Rights Agreement pursuant to which the Senior Notes were to have been exchanged for registered securities and the Convertible Notes registered for the shelf by October 1996. Failure to cause the registration to become effective results in additional interest payable at a rate of $0.01 per week per $1,000 of accreted value of the Senior Notes and principal amount of the Convertible Notes, increasing by $0.01 per week each 90-day period that the securities are not registered. Additional interest ceases to accrue when the required registration statements become effective.

     All or a portion of the Senior Notes are redeemable at the option of the Company after June 13, 2001 at 108% of the principal amount plus accrued and unpaid interest, reducing to 104% for the year commencing June 1, 2002 and 100% on or after June 1, 2003.

     The Convertible Notes are redeemable at the option of the Company on or after June 1, 2000 under certain conditions at a redemption price equal to the principal amount plus accrued and unpaid interest.

     The Senior Notes and the Convertible Notes were issued under the terms of Indentures dated May 31, 1996. Pursuant to the Indentures, the Company has pledged its investments in NWE Capital (Cyprus) Ltd. (a wholly-owned subsidiary which holds the Company's interests in PeterStar and WTC (which holds the Company's interest in BECET)), BCL, a wholly-owned special purpose leasing subsidiary incorporated in Cyprus, a wholly-owned special purpose investment subsidiary incorporated in Cyprus, and the Company's investment in preferred stock of Technocom. In addition, each of these subsidiaries (except Technocom) have guaranteed the Senior Notes and the Convertible Notes.

     A portion of the net proceeds of $105.0 million (after agent's commission and expenses) was used to meet the Company's $20 million commitment to Technocom (note 3(c)) and to repay a revolving credit facility (note 7). Under the terms of the Indentures, $46 million was deposited into an escrow account which is invested in eligible cash equivalents, as defined by the Indentures. The escrow funds are also pledged as security for the Company's obligations under the Indentures. Escrow funds may be disbursed for purposes of making qualifying investments of up to $9 million in telecommunications companies operating in Russia or Kazakstan, or for purposes of investing in telecommunications equipment through the Company's special purpose leasing subsidiary which then leases that equipment to the Company's operating subsidiaries. Investments in leases are also pledged as security under the Indentures and all payments received under the terms of the leases are required to be deposited into a separate escrow account, to be used to purchase additional telecommunications equipment for lease. On or after November 30, 1998, the Company must also maintain sufficient funds in the escrow accounts to meet the next interest payment due on both the Senior Notes and Convertible Notes.

PLD TELEKOM INC.
(formerly Petersburg Long Distance Inc.)
Notes to Consolidated Financial Statements,  page 16

Year ended December 31, 1996
(Tabular amounts in thousands of United States dollars)



8.   LONG-TERM DEBT (CONTINUED):

     Escrow funds that have yet to be disbursed in relation to qualifying investments or leases, have been invested throughout the period in short-term reverse repurchase agreements secured by U.S. treasury bonds. At December 31, 1996, a reverse repurchase agreement for $40,984,000 earning interest at 5.37% per annum and maturing January 15, 1997, was collateralized by U.S. treasury bonds with a fair market value of $40,735,000.

     At December 31, 1996 the fair value of the Convertible Notes and Senior Notes approximates their carrying value.


9.   CAPITAL STOCK:

     (a) Authorized:

         At December 31, 1996, the authorized capital stock of the Company consists of an unlimited number of common shares without nominal or par value and an unlimited number of preferred shares issuable in series.

         On February 28, 1997, as a result of the Company's continuance as a Delaware corporation, the authorized capital stock was changed to 100,000,000 common shares with par value of $0.01 per share and 100,000,000 preferred shares with par value of $0.01 per share issuable in series.

     (b) Issued preferred shares:

         The Company had the following preferred shares issued and outstanding at the end of each fiscal year:

--------------------------------------------------------------
                   Number of
                     shares        1996         1995
--------------------------------------------------------------
Series II           405,217         $--         $--
Series III           41,667          31          31
--------------------------------------------------------------
                                    $31         $31
--------------------------------------------------------------

         The Series II and III preferred shares, issued at a price of Cdn. $1 per share, are redeemable at the option of the Company at Cdn. $1 per share. The shares do not pay dividends and holders thereof do not have voting rights.

         During 1995, 5,000,000 Series VIII convertible redeemable preferred shares, which were issued at a price of $1 per share, were converted to 1,110,000 common shares.

         During 1994, 2,000,000 Series IX convertible redeemable preferred shares, which were issued at a price of $1 per share, were converted to 400,000 common shares.

PLD TELEKOM INC.
(formerly Petersburg Long Distance Inc.)
Notes to Consolidated Financial Statements,  page 17

Year ended December 31, 1996
(Tabular amounts in thousands of United States dollars)



9.   CAPITAL STOCK (CONTINUED):

     (c) Issued common shares:

         Changes in issued common shares of the Company are as follows:

----------------------------------------------------------------------------------------------
                                                             Number of shares       Amount
----------------------------------------------------------------------------------------------
Balance at December 31, 1993                                    8,561,954         $ 30,095

Shares issued:
     For cash pursuant to public offering, net of
       share issue costs of $12,220,000                        15,750,000           86,217
     Acquisition of BECET (note 3(b))                           2,500,000           30,000
     For cash pursuant to private placements                    2,530,916           23,006
     On conversion of Series IX preferred shares                  400,000            2,140
     On conversion of convertible note (note 5(a))                109,344              994
     On exercise of warrants                                       40,000              260
     On exercise of stock options                                 120,000              322
----------------------------------------------------------------------------------------------
Balance at December 31, 1994                                   30,012,214          173,034

Shares issued:
     On conversion of Series VIII preferred shares              1,110,000            4,886
     On acquisition of C.P.Y. Yellow Pages (note 3(g))            368,820            1,900
     On exercise of warrants and options                           16,000               67
----------------------------------------------------------------------------------------------
Balance at December 31, 1995                                   31,507,034          179,887

Shares issued:
     On exercise of options                                       189,000              991
----------------------------------------------------------------------------------------------
Balance at December 31, 1996                                   31,696,034         $180,878
----------------------------------------------------------------------------------------------

     (d) Stock option plan:

         The Company has a stock option plan ("Plan") pursuant to which the Company's Board of Directors may grant stock options to directors, officers and key employees of the Company and its subsidiaries. Exercise prices are set not lower than the closing share price of the Company's common shares on the Toronto Stock Exchange or NASDAQ on the day prior to the effective day of the granting of the options. Options generally vest over three years and expire five years after the date of grant.

         The per share weighted-average fair value of stock options granted during 1996 and 1995 was $2.11 and $2.31 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996 - risk-free interest rate of 6.5%, expected life of 5 years and expected volatility of 30%; 1995 - risk-free interest rate of 6.3%, expected life of 5 years and expected volatility of 30%.

PLD TELEKOM INC.
(formerly Petersburg Long Distance Inc.)
Notes to Consolidated Financial Statements,  page 18

Year ended December 31, 1996
(Tabular amounts in thousands of United States dollars)



9.   CAPITAL STOCK (CONTINUED):

     (d) Stock option plan (continued):

         The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the date of grant for its stock options under SFAS No. 123, the Company's loss would have been increased to $13,635,000 ($0.43 per share) and $15,951,000 ($0.51 per share) for the years ended December 31, 1996 and 1995, respectively. The pro forma loss for the year reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma loss for the year because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

         Changes in stock options outstanding are as follows:

--------------------------------------------------------------------------------
                                                                Weighted average
                                       Number of shares         exercise prices
--------------------------------------------------------------------------------
Outstanding at December 31, 1993            637,000                 Cdn$9.35
Granted                                     257,500                Cdn$11.58
Exercised                                  (120,000)                Cdn$3.62
Cancelled                                      --                       --
--------------------------------------------------------------------------------
Outstanding at December 31, 1994            774,500                Cdn$10.98
Granted                                     610,000                 Cdn$8.24
Exercised                                   (16,000)                Cdn$5.63
Cancelled                                  (387,000)               Cdn$11.85
--------------------------------------------------------------------------------
Outstanding at December 31, 1995            981,500                 Cdn$9.02
Granted                                   1,010,000               $     7.38
Exercised                                  (189,000)              $     5.25
Cancelled                                  (120,000)              $     5.93
--------------------------------------------------------------------------------
Outstanding at December 31, 1996          1,682,500               $     7.25
--------------------------------------------------------------------------------


         At December 31, 1996, the range of exercise prices and the weighted-average remaining contractual life of outstanding options was Cdn$3.50 (US$2.55) to Cdn$15.75 (US$11.49) and 3.8 years, respectively.

         At December 31, 1996 and 1995, the number of options exercisable was 382,500 and 371,500, respectively, and the weighted-average exercise price of those options was $7.92 and Cdn$10.30, respectively.

PLD TELEKOM INC.
(formerly Petersburg Long Distance Inc.)
Notes to Consolidated Financial Statements,  page 19

Year ended December 31, 1996
(Tabular amounts in thousands of United States dollars)



9.   CAPITAL STOCK (CONTINUED):

     (e)  Shares reserved:

         In addition to stock options outstanding, the Company has reserved 4,182,000 common shares for issuance on exercise of outstanding Warrants and 3,840,580 common shares on conversion of outstanding Convertible Notes (see note 8). In addition, at December 31, 1996 the Company has 580,000 warrants outstanding to purchase common shares of the Company at a weighted-average exercise price of $7.86, of which 250,000 warrants at an exercise price of Cdn.$11.31 were granted to Cable & Wireless in 1994 and 100,000 options at an exercise price of US$4.70 were granted in 1996 to the agent in relation to the debt financing described in note 8. Warrants expire five years after the date of grant.



10.      INCOME TAXES:

     The geographic components of loss before income taxes and minority interest is as follows:

-------------------------------------------------------------------------------------
                                                1996           1995           1994
-------------------------------------------------------------------------------------
Canada                                        $(20,829)      $(16,747)      $(7,911)
Russia and Kazakstan                            14,558          3,307        (1,580)
-------------------------------------------------------------------------------------
                                              $ (6,271)      $(13,440)      $(9,491)
-------------------------------------------------------------------------------------

The provision for income taxes, which relates substantially to current income taxes in the Company's Russian and Kazak businesses, differs from the Canadian federal and provincial statutory tax rates as follows:

--------------------------------------------------------------------------------------------------
                                                        1996             1995             1994
--------------------------------------------------------------------------------------------------
Provision for income taxes at statutory rates         $(2,760)         $(5,913)         $(4,176)
Add/(deduct) the tax effect of:
  Non-deductible amortization of licenses
      and goodwill                                      3,238            2,720            1,673
  Other non-deductible expenses                         1,753            1,010             --
  Concessions on capital expenditures                  (1,000)            --               --
  Differences in Russian and Kazak statutory
      tax rates                                        (1,696)            (350)            --
  Change in valuation allowance related
      to deferred tax assets                            4,134            4,023            2,503
--------------------------------------------------------------------------------------------------
Provision for income tax                              $ 3,669          $ 1,490          $  --
--------------------------------------------------------------------------------------------------

PLD TELEKOM INC.
(formerly Petersburg Long Distance Inc.)
Notes to Consolidated Financial Statements,  page 20

Year ended December 31, 1996
(Tabular amounts in thousands of United States dollars)



10.      INCOME TAXES (CONTINUED):

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

---------------------------------------------------------------------------------
                                                      1996              1995
---------------------------------------------------------------------------------
Deferred tax assets:
  Share issue costs                                 $  2,150          $  4,320
  Operating loss carryforwards                        16,200             7,500
  Capital loss carryforwards                          11,560            11,710
  Expenses not yet deducted for Russian and
     Kazak tax purposes                                3,760             4,846
---------------------------------------------------------------------------------
                                                      33,670            28,376

Less valuation allowance                             (32,510)          (28,376)
---------------------------------------------------------------------------------
Net deferred tax assets                                1,160              --

Deferred tax liabilities:
  Debt issue costs                                    (1,160)             --
---------------------------------------------------------------------------------
                                                   $       -          $      -
---------------------------------------------------------------------------------

     At December 31, 1996, the Company has operating loss carryforwards for Canadian income tax purposes of approximately Cdn.$50 million (US$36 million) which are available to offset future taxable income through 2004. In addition, the Company has allowable capital loss carryforwards of approximately Cdn.$26 million (US$19 million) which are available to offset future taxable capital gains. Upon the Company's emigration to the United States in February 1997, the Company is deemed to dispose of all its assets at fair value. As a result, a substantial portion of the operating and capital loss carryforwards will be utilized.



11.      LOSS PER COMMON SHARE:

     The weighted average number of common shares outstanding for the years ended December 31, 1996, 1995 and 1994 are 31,579,201, 31,314,662, and
     12,663,030, respectively. Fully diluted loss per common share is not presented because all outstanding options and convertible securities are anti-dilutive.

PLD TELEKOM INC.
(formerly Petersburg Long Distance Inc.)
Notes to Consolidated Financial Statements,  page 21

Year ended December 31, 1996
(Tabular amounts in thousands of United States dollars)



12.      CHANGES IN NON-CASH WORKING CAPITAL:

------------------------------------------------------------------------------------------------------
                                                         1996              1995              1994
------------------------------------------------------------------------------------------------------
Increase in trade receivables                         $ (2,478)         $ (1,681)         $   (699)
Decrease/(increase) in other
   receivables and prepaids                              1,827            (1,909)           (1,218)
Increase in inventory                                     (392)             (608)             (681)
Change in amounts due from/to related parties           (4,743)           (2,499)             --
Increase/(decrease) in accounts payable
  and accrued liabilities                               11,108            (5,293)           10,384
------------------------------------------------------------------------------------------------------
                                                      $  5,322          $(11,990)         $  7,786
------------------------------------------------------------------------------------------------------

13.      RELATED PARTY TRANSACTIONS:

     (a) PeterStar has entered into a barter agreement with an indirect minority shareholder under which the two parties have exchanged services valued at $3.0 million during 1996. The amounts are recorded in the consolidated statement of operations as telecommunications revenue and direct costs.

     (b) Direct costs for the year ended December 31, 1996 include $3,291,000 (1995 - $1,788,000; 1994 - $112,000) paid to the other shareholder of
         BECET in relation to carriage of traffic over the public telephone network.

     (c) Amounts due from related parties at December 31, 1996 include $1,096,000 principal and interest due from MTR-Sviaz in relation to a finance lease (note 5(c)), $600,000 due from a minority shareholder of PeterStar under a short-term loan and $2,476,000 due from a company controlled by a minority shareholder of Technocom in relation to telecommunications services.

         The balance at December 31, 1995 includes $1,693,000 due from Teleport in relation to a finance lease (see note 3(e)) and $651,000 due from the other shareholder of BECET.

     (d) Amounts due to related parties at December 31, 1996 include a loan due to the minority shareholder of Teleport in the amount of $477,000, trade payables of Teleport in the amount of $2,921,000 due to a company controlled by one of the minority shareholders of Technocom, carrier charges of $234,000 due to the other shareholder of BECET and a loan due to a company controlled by a minority shareholder of Technocom in the amount of $336,000.

         During 1994 and 1995, Cable & Wireless provided services to and met certain liabilities of the Company. At December 31, 1995 the aggregate amount owed to Cable & Wireless under these arrangements was $1,843,000. These amounts were repaid in 1996.

PLD TELEKOM INC.
(formerly Petersburg Long Distance Inc.)
Notes to Consolidated Financial Statements,  page 22

Year ended December 31, 1996
(Tabular amounts in thousands of United States dollars)



13.      RELATED PARTY TRANSACTIONS (CONTINUED):

     (e) The Company has guaranteed telephone billing system lease payments of a shareholder of PeterStar totalling $2,490,000. Lease payments of $124,000 are due quarterly until July 1998. At December 31, 1995 full provision was made for all amounts paid to date under the guarantee and for all future amounts. The balance of $871,000 remaining under the lease as at December 31, 1996 is included in accounts payable.

     (f) General and administrative expenses for the year ended December 31, 1996 includes consulting fees of $300,000 charged by a minority shareholder of PeterStar.

     (g) See also notes 3(d) (e) and (f), 5(c) and 7.


14.      COMMITMENTS AND CONTINGENCIES:

     (a) The Company has paid certain costs on behalf of, and made certain loans to, PeterStar, resulting in an intercompany balance of approximately $27.0 million at December 31, 1996. The Company is negotiating with the minority shareholders of PeterStar to determine the manner in which the Company will be reimbursed for these costs. Failure of the minority shareholders to fully participate in these costs would result in additional charges to minority interest and additional deferred tax provisions. To date agreement has been reached with the minority shareholders to recapitalize PeterStar in an amount of $14.5 million, such funds to be used to repay an equal amount of the advances. A further $5.0 million of the balance is covered by short-term loan agreements and negotations continue as to the mechanism of repayment of the remaining approximately $7.5 million.

     (b) Under applicable Russian currency control regulations, the Company's subsidiaries are required to have certain licenses from the Central Bank of Russia to enable them to make payments of and accept receipts of hard currency. While PeterStar and BCL have applied for all the necessary licenses, some have been received and others are outstanding. Failure to receive the necessary licenses could result in significant fines and penalties.

     (c) Certain of the Company's Russian subsidiaries have accrued profits and other taxes based on interpretations of the law which may ultimately be disputed by the Russian taxation authorities. The exposure to additional profits and other taxes, fines and penalties is not determinable.

     (d) At December 31, 1996, Technocom and PeterStar have commitments of approximately $11.3 million and $13.5 million respectively, related to the acquisition of telecommunications equipment. The PeterStar supply contract provides for financing of the entire amount over approximately five years.

     (e) In 1994, BECET entered into a five year agreement with its principal equipment supplier to purchase cellular equipment totaling $26.2 million and related installation services totaling $5.7 million. As at December 31, 1996, BECET has purchased equipment totaling approximately $12.2 million and installation services of $2.3 million under the agreement.

PLD TELEKOM INC.
(formerly Petersburg Long Distance Inc.)
Notes to Consolidated Financial Statements,  page 23

Year ended December 31, 1996
(Tabular amounts in thousands of United States dollars)



15.      CANADIAN ACCOUNTING PRINCIPLES:

     These financial statements have been prepared in accordance with U.S. GAAP which, in the case of the Company, conform with Canadian GAAP, except as follows:

      (a)         Loss for the years ended December 31:

----------------------------------------------------------------------------------------------
                                                  1996             1995              1994
----------------------------------------------------------------------------------------------
Loss for the year, as reported                 $(12,461)         $(15,481)         $(9,491)
Non-cash interest on Convertible Notes             (252)             --               --
----------------------------------------------------------------------------------------------
Loss for the year under Canadian GAAP          $(12,713)         $(15,481)         $(9,491)
----------------------------------------------------------------------------------------------

         Under Canadian GAAP, the Convertible Notes are a compound financial instrument and the debt and equity elements of the instruments are separately accounted for. For Canadian GAAP purposes, $13,900,000 of the Convertible Notes has been classified as equity and $12,600,000 has been classified as debt. Additional interest expense is charged to the consolidated statement of operations to accrete the debt portion to the principal amount of $26,500,000 at maturity which, together with cash interest payments, results in an effective yield of 22.3%. Accordingly, long-term debt at December 31, 1996, would amount to $94,306,000 and shareholders' equity would amount to $151,602,000 under Canadian GAAP.

         Effective December 31, 1996, the Company changed its Canadian GAAP policy with respect to pre-operating costs. Such costs may not be capitalized under US GAAP and therefore, all such costs have been retroactively expensed for Canadian GAAP purposes. The change in accounting policy decreased the Canadian GAAP loss in 1995 by $636,000 and in 1994 by $1,401,000. The deficit at December 31, 1995 was increased by $2,166,000 (1994 - $2,802,000).

     (b) The following non-cash financing and investing activities would be included in the consolidated statement of cash flows under Canadian GAAP.

-----------------------------------------------------------------------------------------
                                         1996             1995             1994
-----------------------------------------------------------------------------------------
Financing:
  Issue of common shares                 $ --           $ 6,786          $ 32,140
  Conversion of preferred shares           --            (4,886)           (2,140)
Investments:
  Investment in C.P.Y Yellow Pages         --            (1,900)             --
  Investment in BECET                      --              --             (30,000)
-----------------------------------------------------------------------------------------

PLD TELEKOM INC.
(formerly Petersburg Long Distance Inc.)
Notes to Consolidated Financial Statements,  page 24

Year ended December 31, 1996
(Tabular amounts in thousands of United States dollars)



16.      CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED):

     The following unaudited quarterly financial data has been restated in accordance with accounting principles generally accepted in the United States.

-------------------------------------------------------------------------------------------------------
                                                               Quarters Ended
                                     ------------------------------------------------------------------
     1996                               Mar 31            Jun 30            Sep 30           Dec 31
-------------------------------------------------------------------------------------------------------
Operating revenues                    $ 10,184          $ 13,478          $ 17,011          $ 21,293
Direct costs                             3,096             4,111             5,581             8,921

Gross profit                             7,088             9,367            11,430            12,372
Operating expenses                       8,075             7,470             9,648            12,197
-------------------------------------------------------------------------------------------------------
Operating income (loss)                   (987)            1,897             1,782               175
Interest and other income                  855             1,075             1,263             1,666
Interest expense                          (296)           (1,683)           (3,861)           (4,133)
Other expenses                            (270)           (1,137)           (1,060)           (1,557)
-------------------------------------------------------------------------------------------------------
Loss before income taxes and
  minority interest                       (698)              152            (1,876)           (3,849)
Income taxes                               828               526             1,764               551
-------------------------------------------------------------------------------------------------------
Loss before minority interest           (1,526)             (374)           (3,640)           (4,400)
Minority interest                           97               434             1,118               872
-------------------------------------------------------------------------------------------------------
Net loss for the period               $ (1,623)         $   (808)         $ (4,758)         $ (5,272)
-------------------------------------------------------------------------------------------------------
Net loss per common share             $  (0.05)         $  (0.03)         $  (0.15)         $  (0.16)
-------------------------------------------------------------------------------------------------------

     Operating revenues and direct costs in the fourth quarter of 1996 include $3.0 million in connection with a barter agreement with an indirect minority shareholder of PeterStar (see note 13(a)).

-------------------------------------------------------------------------------------------------------
                                                           Quarters Ended
                                     ------------------------------------------------------------------
     1995                              Mar 31           Jun 30           Sep 30           Dec 31
-------------------------------------------------------------------------------------------------------
Operating revenues                    $ 3,982          $ 9,621          $ 7,230          $  8,287
Direct costs                            1,198            4,001            2,938             2,245
-------------------------------------------------------------------------------------------------------
Gross profit                            2,784            5,620            4,292             6,042
Operating expenses                      4,420            6,399            5,844            11,221
-------------------------------------------------------------------------------------------------------
Operating loss                         (1,636)            (779)          (1,552)           (5,179)
Interest and other income                 658              561              518               329
Interest expense                           (4)            (109)            (170)             (674)
Other expenses                           (377)            (417)            (268)           (4,341)
-------------------------------------------------------------------------------------------------------
Loss before income taxes and
  minority interest                    (1,359)            (744)          (1,472)           (9,865)
Income taxes (recovery)                  --                583              985               (78)
-------------------------------------------------------------------------------------------------------
Loss before minority interest          (1,359)          (1,327)          (2,457)           (9,787)
Minority interest                          99              251              589              (388)
-------------------------------------------------------------------------------------------------------
Net loss for the period               $(1,458)         $(1,578)         $(3,046)         $ (9,399)
-------------------------------------------------------------------------------------------------------
Net loss per common share             $ (0.05)         $ (0.05)         $ (0.10)         $  (0.29)
-------------------------------------------------------------------------------------------------------

PLD TELEKOM INC.
(formerly Petersburg Long Distance Inc.)
Notes to Consolidated Financial Statements,  page 25

Year ended December 31, 1996
(Tabular amounts in thousands of United States dollars)


16.  CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED):

     Other expenses in the fourth quarter of 1995 include losses on disposal of investments and property and equipment in the amount of $915,000 and a provision for amounts due from an indirect minority shareholder of PeterStar in the amount of $2,490,000.