Form 10-K/A
period 1996-12-31
PLD TELEKOM INC
filed 1997-04-15
CIK 890568

                       The following items were the subject of a Form 12b-25 and
                                          are included herein: Item 14 exhibits.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A-1

(Mark One)

 [X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED] for the fiscal year ended December 31, 1996 or

 [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED] for the transition period from ________ to ________


                         COMMISSION FILE NUMBER 0-20444


                                PLD TELEKOM INC.
                    (FORMERLY PETERSBURG LONG DISTANCE INC.)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Delaware                                       Applied for
          --------                                       -----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 c/o PLD Management Services Limited
          43 Dover Street
          London, ENGLAND                                 W1X 3RE
          ---------------                                 -------
(Address of principal executive offices)                 (Zip Code)


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


                                      NONE
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this report on Form 10-K or any amendment to this annual report on Form 10-K. /x/

As of March 5, 1997, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $108,006,272. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the National Market segment of The Nasdaq Stock Market on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than five percent of the Common Stock of the Company.

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

ITEM 14           EXHIBITS

         This amendment to the Company's Form 10-K for the fiscal year ended December 31, 1996 (the "1996 Form 10-K") amends and modifies the 1996 Form 10-K only to amend and restate the exhibit index in its entirety and to reflect the filing of exhibits not previously filed:


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

4.7 Registration Rights Agreement dated as of May 31, 1996 between Petersburg Long Distance Inc. and Smith Barney
                       Inc.

4.8                    Purchase Agreement dated May 24, 1996 between Petersburg
                       Long Distance Inc. and Smith Barney Inc. (without exhibits).

4.9                    Warrant Agreement dated as of May 31, 1996 between
                       Petersburg Long Distance Inc. and The Bank of New York as Warrant Agent.

4.10 Smith Barney Warrant Agreement dated as of May 31, 1996 between Petersburg Long Distance Inc. and The Bank of
                       New York as Warrant Agent.

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

4.13                   Leasing Company Escrow Account Agreement (PLD Asset
                       Leasing Limited) dated as of May 31, 1996 among The
                       Bank of New York as Escrow Agent, as Trustee under the
                       Senior Note Indenture, as Trustee under the Convertible
                       Note Indenture and PLD Asset Leasing Limited.

4.14                   Leasing Company Escrow Account Agreement (PLD Capital
                       Limited) dated as of May 31, 1996 among The Bank of New
                       York as Escrow Agent, as Trustee under the Senior Note
                       Indenture, as Trustee under the Convertible Note
                       Indenture and PLD Capital Limited.

4.15 Company Senior Note Security and Pledge Agreement dated as of May 31, 1996 by Petersburg Long Distance Inc. in favor of The Bank of New York, as Trustee under the Senior Note Indenture, as Trustee under the Convertible
                       Note Indenture, and as Collateral Agent.

4.16 Company Convertible Note Security and Pledge Agreement dated as of May 31, 1996 by Petersburg Long Distance
                       Inc. in favor of The Bank of New York, as Trustee under the Convertible Note Indenture, as Trustee under the Convertible Note Indenture, and as Collateral Agent.

4.17                   Leasing Company Security and Pledge Agreement (PLD Asset
                       Leasing Limited) dated as of May 31, 1996 by PLD Asset
                       Leasing Limited in favor of The Bank of New York, as
                       Trustee under the Senior Note Indenture, as Trustee under the Convertible Note Indenture, and as Collateral
                       Agent.

4.18                   Leasing Company Security and Pledge Agreement (PLD
                       Capital Limited) dated as of May 31, 1996 by PLD Capital
                       Limited in favor of The Bank of New York, as Trustee under the Senior Note Indenture, as Trustee under the Convertible Note Indenture, and as Collateral Agent.

4.19 NWE Cyprus Senior Note Security and Pledge Agreement dated as of May 31, 1996 by NWE Capital (Cyprus) Ltd.
                       in favor of The Bank of New York, as Trustee under the Senior Note Indenture, as Trustee under the Convertible
                       Note Indenture, and as Collateral Agent.

10.1                   PLD Telekom Inc. Stock Option Plan, as amended.

10.2                   Service Agreement between Petersburg Long Distance Inc.
                       and Newmark Capital Limited dated as of January 1, 1995
                       (exhibit 2(o) to the Company's Annual Report on Form 20-F for the year ended December 31, 1995).

10.3                   License No. 4904 issued by the RSCC to PeterStar Company
                       Limited for the provision of local, national and international telecommunications services via a dedicated network.

10.4                   License No. 4274 issued by the RSCC to PeterStar Company
                       Limited for the provision of local and intercity telephone communications services.

10.5 License No. N4199 issued by the RSCC to Teleport-TP for the provision of local and international telephone communications.

10.6 License No. N4207 issued by the RSCC to Teleport-TP for the provision of international telecommunication services via dedicated network.

10.7 License No. N4437 issued by the RSCC to Teleport-TP for the provision of international leased lines and circuits for the transmission of television signals.

21                     List of Subsidiaries.

-----------------

+ Incorporated by reference to the Company's interim report on Form 8-K, filed with the Securities and Exchange Commission on March 7, 1997.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in London, England on April 14, 1997.

                                PLD TELEKOM INC.


                                By:   /s/ James R. S. Hatt
                                   -----------------------------------------
                                      James R. S. Hatt
                                      President and
                                      Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report been signed by the following persons in the capacities and on the dates indicated.

         Signature                                      Title                              Date
         ---------                                      -----                              ----
                                           Director
-------------------------------
Ronald R. Cripps

 /s/ Simon Edwards                         Chief Financial Officer                     April 14, 1997
-------------------------------            (Principal Financial Officer)
Simon Edwards

 /s/ James R. S. Hatt                      Director, President and                     April 14, 1997
-------------------------------            Chief Executive Officer
James R. S. Hatt                           (Principal Executive Officer)

 /s/ David L. Heavenridge                  Director                                    April 14, 1997
-------------------------------
David L. Heavenridge

 /s/ Timothy P. Lowry                      Director                                    April 14, 1997
-------------------------------
Timothy P. Lowry

 /s/ Robert Smith                          Director                                    April 14, 1997
-------------------------------
Robert Smith

 /s/ David M. Stovel                       Director and Vice Chairman                  April 14, 1997
-------------------------------
David M. Stovel

 /s/ Richard Wainright-Lee                 Director                                    April 14, 1997
-------------------------------
Richard Wainright-Lee

 /s/ Clayton A. Waite                      Director                                    April 14, 1997
-------------------------------
Clayton A. Waite

 /s/ Douglas T. Waite                      Director                                    April 14, 1997
-------------------------------
Douglas T. Waite