Form 10-Q
period 1997-03-31
PLD TELEKOM INC
filed 1997-05-15
CIK 890568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1997
                                                 --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____________________ to _____________________


                        COMMISSION FILE NUMBER: 0-20444
                                                -------


                                PLD TELEKOM INC.
             (Exact name of registrant as specified in its charter)


                     DELAWARE                                                             APPLIED FOR
(State or other jurisdiction of incorporation of organization)               (I.R.S. Employer Identification No.)


        1270 AVENUE OF THE AMERICAS, SUITE 2218, NEW YORK, NEW YORK 10020
             (Address of principal executive offices and Zip Code)

                                 (212) 218-1230
              (Registrant's telephone number, including area code)


  C/O PLD MANAGEMENT SERVICES LIMITED, 43 DOVER STREET, LONDON, ENGLAND W1X 3RE
  -----------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                            YES [ X ] NO [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        COMMON STOCK, $.01 PAR VALUE - 31,731,034 SHARES (APRIL 28, 1997)

                                PLD TELEKOM INC.



                                      INDEX



                                                                                                        Page
Part I   Financial Information

   Item 1. Financial Statements

         Consolidated Condensed Statements of Operations (Unaudited)  for the three months ended
         March 31, 1997 and 1996 ....................................................................     1


         Consolidated Condensed Balance Sheets (Unaudited) as at March 31, 1997 and
         December 31, 1996  .........................................................................     2


         Consolidated Condensed Statements of Cash Flows (Unaudited) for the three months ended
         March 31, 1997 and 1996 ....................................................................     3


         Notes to Consolidated Condensed Financial Statements .......................................     4


   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ....     5


Part II  Other Information ..........................................................................    11

   Item 2. Changes in Securities ....................................................................    11

   Item 4. Submission of Matters to a Vote of Security Holders ......................................    17

   Item 6. Exhibits and Reports on Form 8-K .........................................................    17

                                     PART I

                            FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLD TELEKOM INC. CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31


                                                                 1997         1996
(Thousands of U.S. Dollars)
------------------------------------------------------------------------------------
REVENUES:
   Telecommunications                                          $ 23,380     $ 10,073
   Finance lease income                                             511          111
------------------------------------------------------------------------------------
                                                                 23,891       10,184

Direct costs                                                     (8,521)      (3,096)
------------------------------------------------------------------------------------
Gross profit                                                     15,370        7,088


OPERATING EXPENSES:

   General and administrative                                     7,248        5,295

   Depreciation                                                   2,325        1,202

   Amortization of telecommunications licenses and goodwill       2,028        1,183

   Other taxes                                                    1,288          395
------------------------------------------------------------------------------------
                                                                 12,889        8,075
------------------------------------------------------------------------------------
Operating income/(loss)                                           2,481         (987)



Share of income /(loss) from equity investments                    (278)        (379)

Interest and other income                                         1,142          855

Interest on bank indebtedness                                      (299)        (296)

Interest on long-term debt                                       (3,970)          --

Amortization of deferred financing costs                           (288)          --

Loss on disposal of fixed assets                                   (251)          --

Foreign exchange gain /(loss)                                       (39)         109
------------------------------------------------------------------------------------

Loss before income taxes and minority interest                   (1,502)        (698)
Income taxes                                                      1,074          828
------------------------------------------------------------------------------------

Loss before minority interest                                    (2,576)      (1,526)
Minority interest                                                 1,766           97
------------------------------------------------------------------------------------
Net loss                                                       $ (4,342)    $ (1,623)
------------------------------------------------------------------------------------

Net loss per common share                                      $  (0.14)    $  (0.05)
------------------------------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements.

PLD TELEKOM INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
AS AT MARCH 31, 1997 AND DECEMBER 31, 1996


                                                        March 31,        December 31,
                                                          1997              1996
(Thousands of U.S. Dollars)
-------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                          $  36,127          $  40,674
     Short-term investments                                 1,627                 --
     Trade receivables, net of allowances                  12,589             10,528
     Other receivables and prepaids                         2,673              3,522
     Inventory                                              1,681              1,840
     Due from related parties                               5,978              4,408
-------------------------------------------------------------------------------------
                                                           60,675             60,972

Escrow funds                                               41,519             40,984
Property and equipment                                    104,260             93,039
Telecommunications licenses                                70,333             72,310
Other investments                                          24,274             24,094
Other assets                                               14,721             14,958
-------------------------------------------------------------------------------------
                                                        $ 315,782          $ 306,357
-------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Bank indebtedness                                  $  21,000          $  15,829
     Accounts payable and accrued liabilities              27,517             25,792
     Due to related parties                                 5,405              4,039
     Deferred revenue                                       1,348              1,078
-------------------------------------------------------------------------------------
                                                           55,270             46,738


Long-term debt                                            111,328            107,954


Minority interest                                          15,477             13,711
-------------------------------------------------------------------------------------

Shareholders' equity:
Capital stock:
      Preferred shares                                         31                 31
      Common shares                                       180,973            180,878
      Warrants                                             13,592             13,592
-------------------------------------------------------------------------------------
                                                          194,596            194,501
Deficit                                                   (60,889)           (56,547)
-------------------------------------------------------------------------------------
                                                          133,707            137,954

-------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 315,782          $ 306,357
-------------------------------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements.

PLD TELEKOM INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31



(Thousands of U.S. Dollars)                                 1997         1996
--------------------------------------------------------------------------------
Cash Provided by/(Used in):
Operations:
Net loss                                                  $ (4,342)    $ (1,623)
Non cash items
   Depreciation and amortization                             4,641        2,385
   Share of loss of equity investments                         278          379
   Non-cash interest on long-term debt                       3,375           --
   Minority interest                                         1,766           97
   Other                                                       251           --
Deferred revenue                                               270           94
Changes in non-cash working capital                            470       (2,249)
--------------------------------------------------------------------------------
                                                             6,709         (917)
--------------------------------------------------------------------------------

FINANCING:
Change in bank indebtedness                                  5,171        9,134
Short-term investments                                      (1,627)          --
Issue of common shares                                          95           --
Loans from shareholders                                         --         (324)
Related company advances                                        --          762
--------------------------------------------------------------------------------
                                                             3,639        9,572
--------------------------------------------------------------------------------

INVESTMENTS:
Property and equipment                                     (13,902)      (4,344)
Escrow funds                                                  (535)          --
Other investments                                             (458)          --
Investment in Teleport                                          --          333
Reduction of lease receivable                                   --        1,135
--------------------------------------------------------------------------------
                                                           (14,895)      (2,876)
--------------------------------------------------------------------------------

Increase / (decrease) in cash and cash equivalents          (4,547)       5,779
Cash and cash equivalents, beginning of period              40,674       15,676
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period                  $ 36,127     $ 21,455
--------------------------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements.

PLD TELEKOM INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1997

(1)      BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements are unaudited and have been prepared by PLD Telekom Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the financial statements include all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the results of operations, financial position and cash flows of the Company as at March 31,1997 and for the three months ended March 31, 1997 and 1996.

         Certain information and footnote disclosures generally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Results for the interim period are not necessarily indicative of the results for a full year.

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(2)      CONTINUANCE OF THE COMPANY IN DELAWARE

        On February 27, 1997, the shareholders of the Company at a special meeting of shareholders approved a resolution authorizing the Company to continue as a Delaware corporation under the Delaware General Corporation Law and simultaneously discontinue the Company's existence in Ontario under the Business Corporations Act (Ontario). The continuance was effective as of February 28, 1997. The Company's reasons for the continuance to Delaware included: (a) the Company's principal sources of capital are located outside Canada and primarily in the U.S.; (b) a substantial majority of its shareholders are not Canadian residents; (c) Canadian residency requirements for a majority of a corporation's directors under Ontario law that inhibited the Company's ability to diversify the composition of its board of directors;
(d) the Company's belief that being incorporated in the U.S. will facilitate access to the U.S. capital markets and U.S. government financing programs administered by U.S. government agencies for the benefit of U.S. companies; and
(e) tax advantages to U.S. shareholders by the Company ceasing to be classified as a "passive foreign investment company" under the Internal Revenue Code of 1986, as amended.

        Following the continuance, the Company's financial statements are now prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The comparative figures for the three month period ended March 31, 1996 were previously prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP). As a consequence of the continuance to Delaware, the comparative figures have been restated in accordance with U.S. GAAP.

(3)      FUTURE ACTIVITIES

        The Company's telecommunications businesses are developing rapidly in an emerging economy which, by its nature, has an uncertain economic, political and regulatory environment. The general risks of operating businesses in the former Soviet Union include the possibility for rapid change in government policies, economic conditions, the tax regime and foreign currency regulations. In addition, Teleport-TP's satellite-based long distance network is at an early stage of its development and operation.

         Ultimate recoverability of the Company's investments in its operating subsidiaries, PeterStar Company Limited ("PeterStar"), Baltic Communications Limited ("BCL"), BECET International ("BECET"), and Teleport-TP ("Teleport") is dependent upon each of these subsidiaries achieving and maintaining profitability, which is dependent to a certain extent on the stabilization of the economies of the former Soviet Union, the ability to maintain the necessary telecommunications licenses and the ability to obtain adequate financing to meet capital commitments.

(4)      RESTRICTED CASH

        Cash and cash equivalents includes cash on deposit of approximately $24.8 million which secures demand bank indebtedness in the amount of $21 million and to secure overdraft balances and accounts payable of Technocom Limited ("Technocom"). Technocom has demand bank loans of $21 million which are secured by term deposits in the same amount held at the same bank.

(5)      CONTINGENCIES

(a) The Company has paid certain costs on behalf of, and made certain loans to, PeterStar, resulting in an intercompany balance of approximately $26.2 million at March 31, 1997. The Company is negotiating with the minority shareholders of PeterStar to determine the manner in which the Company will be reimbursed for these costs. To date, agreement has been reached with the minority shareholders to recapitalize PeterStar in an amount of $14.5 million, such funds to be used to repay an equal amount of the advances. A further $4.2 balance is covered by short-term loan agreements, and negotiations continue as to the mechanism of repayment of the remaining approximately $7.5 million.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to political, social and economic conditions in the countries of the former Soviet Union and the Commonwealth of Independent States, the commencement of certain programs and the proposed offering of certain services by the Company's operating subsidiaries, proposed changes in the Company's corporate structure and centers of operations and interpretations and actions of certain regulatory authorities, including in the United States, Canada, Russia and Kazakstan, as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates," and similar expressions. For such statements the Company claims the protection of the safe harbor for forward-looking statements contained in the private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, those discussed elsewhere in this Report.

         Except as otherwise indicated, all references to 1996 and 1997 refer to the quarter ended on March 31 of those years respectively.

BASIS OF PRESENTATION

        The Company's key interests at March 31, 1997 include a 60% equity interest in PeterStar, which provides telecommunication services in St. Petersburg, Russia; a 50% equity interest in BECET, which provides cellular services in Kazakstan; and a 51% equity interest in Technocom which, through its 49% equity interest in Teleport, operates an international teleport in Moscow, fiber optic networks in Moscow and its environs and a satellite-based long distance network across

Russia. The consolidated financial information for the first quarter of 1997 differs from the first quarter of 1996 by reflecting: (i) the Company's acquisition of 100% of the outstanding shares of BCL in April 1996; and (ii) the acquisition by Technocom of a controlling voting interest in Teleport effective December 31, 1996. Teleport is now accounted for as a subsidiary rather than using the equity method.

        Effective February 28, 1997, the Company was continued as a Delaware corporation and as a result its financial statements are now prepared in accordance with U.S. GAAP. The interim financial statements for the three months ended March 31, 1996 were prepared in accordance with Canadian GAAP. As a consequence of the continuance to Delaware, the financial statements for this comparative period have been restated in accordance with U.S. GAAP. The most substantial difference between Canadian and U.S. GAAP in the case of the Company is that U.S. GAAP does not permit the capitalization of pre-operating costs of PeterStar and BECET.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1997 VERSUS THREE MONTHS ENDED MARCH 31, 1996

         PLD TELEKOM INC. -- CONSOLIDATED

        Overview. The Company reported a net loss of $4.3 million, or $0.14 per share, and operating income of $2.5 million, on total revenues of $25.0 million, for the three months ended March 31, 1997, compared with a net loss of $1.6 million, or $0.05 per share, and an operating loss of $1.0 million, on total revenues of $11.0 million during the same period in 1996. EBITDA increased 295% to $6.3 million for the three months ended March 31, 1997 from $1.6 million for the same period in 1996. The increase in net loss is due primarily to the interest charge on long-term debt for the quarter of $4.0 million. No such cost was incurred in the same period of 1996.

        Revenues. Consolidated operating revenue increased by 135% to $23.9 million forthe three months ended March 31, 1997 from $10.2 million for the same period in 1996. This increase is attributable primarily to strong revenue growth in PeterStar and BECET, and the consolidation of revenue from BCL as of April 1, 1996 and from Teleport as of January 1, 1997.

        Direct costs. Direct costs increased 175% to $8.5 million for the three months ended March 31, 1997 from $3.1 million for the same period in 1996. Direct costs as a percentage of revenue were 35.7% compared with 30.4%. This increase in direct costs as a percentage of revenue is attributable primarily to the inclusion of Teleport during the period, which had direct costs of $2.4 million on sales of $4.0 million (60%). Removing the impact of including Teleport's costs, direct costs in the remaining businesses have remained relatively constant at 30.7% of total revenue.

         General and administrative costs. General and administrative costs include the day-to-day expenses in all subsidiary operations as well as corporate expenses. General and administrative costs increased by 36.9% to $7.2 million in the three months ended March 31, 1997 from $5.3 million in the same period in 1996, reflecting the continued growth in the scale and extent of the operating businesses, the acquisition of BCL (which added $0.6 million) and Technocom's acquisition of a controlling stake in Teleport (which added $0.7 million). Excluding BCL and Teleport, general and administrative expenses rose by 11.3 %, which reflects the growth in the operations of the operating subsidiaries.

         Depreciation. Depreciation increased 93 % to $2.3 million during the three months ended March 31, 1997 from $1.2 million during the same period in 1996, reflecting an increase in the asset base of approximately 115% between March 31, 1996 and March 31, 1997. The increase in asset base is due primarily to further capital expenditure as the build out of the PeterStar and BECET networks continues, as well as the inclusion of BCL and Teleport.

        Amortization. The Company continues to amortize the difference between the purchase price and the fair value of the net assets acquired for its interests in PeterStar, BECET, and, as of January 1,1997, Teleport on a straight line basis. The charge for the three months ended March 31, 1997 was $2.0 million compared to $ 1.2 million for the same period in 1996. Amortization for Teleport of $0.5 million for the period ended March 31, 1996 was included in share of income/(loss) from equity investments, as Teleport was accounted for by the equity method. As of January 1, 1997, the results of Teleport are consolidated, and therefore amortization of the Teleport license is included in amortization of telecommunications licenses and goodwill.

        Interest and other income. On June 12, 1996, the Company completed a $149.5 million private placement (the "June 1996 Placement") consisting of (i) 123,000 units consisting of $123 million aggregate principal amount at stated maturity of 14% Senior Discount Notes due 2004 (the "Senior Notes"), together with Warrants to purchase a total of 4,182,000 Common Shares; and (ii) $26.5 million aggregate principal amount of 9% Convertible Notes (the "Convertible Notes"). Under the terms of the June 1996 Placement, $46 million was deposited into an escrow account for subsequent disbursement into telecommunications equipment or telecommunications companies in Russia and Kazakstan. All funds yet to be disbursed continue to be invested in short-term reverse repurchase agreements secured by U.S. treasury bonds. These investments, together with interest earned on other cash deposits and miscellaneous other income, produced total interest and other income for the three months ended March 31, 1997 of $1.1 million. Interest and other income in the comparative period in 1996 of $0.9 million was comprised mainly of other investment income.

         Interest on long term debt. The debt instruments issued in the June 1996 Placement represent entirely new indebtedness of the Company and resulted in an interest charge on long term debt of $4.0 million for the three months ended March 31, 1997, consisting of non-cash interest accruals on the Senior Notes of $3.4 million and accrued interest on the Convertible Notes of $0.6 million. The next interest payment on the Convertible Notes is due on June 1, 1997.

         Income taxes. The income tax charge for the three months ended March 31, 1997 was $1.1 million compared with $0.8 million during the same period in 1996. The provision for income taxes relates substantially to current income taxes in the Company's Russian and Kazak businesses and reflects the improved profitability of these subsidiaries.

         PETERSTAR

        PeterStar had net income of $3.1 million and an operating profit of $3.7 million on operating revenues of $10.0 million for the three months ended March 31, 1997, compared to net income of $1.1 million and an operating profit of $1.6 million on operating revenues of $6.1 million for the same period in 1996. EBITDA increased 87% to $4.3 million for the three months ended March 31, 1997 from $2.3 million for the same period in 1996. The 64% increase in operating revenues reflects a 112% increase in line penetration from approximately 29,000 at March 31, 1996 to approximately 62,000 at March 31, 1997. PeterStar's average revenue per line has decreased as its customer base is shifting from the high margin niche market of international joint ventures to a lower margin predominantly Russian business market. General and administrative costs in PeterStar remained constant at $1.6 million.

31, 1997, compared to the first quarter of 1996.

         TECHNOCOM

         Technocom had a net loss of $0.6 million and an operating loss of $0.2 million on operating revenues of $6.1 million for the three months ended March 31, 1997, compared to net income of $0.1 million and an operating loss of $0.2 million on operating revenues of $0.2 million for the same period in 1996.The increase in operating revenues was derived primarily from the consolidation of Teleport in the financial statments of Technocom.


         Teleport had a net loss and operting loss $ 0.3 million on operating revenues of $5.1 million for the three months ended March 31, 1997. EBITDA was $0.1 million for the same period. Teleport financial results were not consolidated during the same period in 1996.

        BECET

        BECET had net income of $1.4 million and an operating profit of $1.5 million on operating revenues of $6.1 million for the three months ended March 31, 1997, compared to net income of $0.1 million and an operating profit of $0.3 million on operating revenues of $3.8 million for the same period in 1996. EBITDA increased to $2.4 million for the three months ended March 31, 1997 from $1.0 million for the same period in 1996. The 61% increase in operating revenues is attributable to an increase in the number of BECET's subscribers from 2,882 at March 31, 1996 to 7,620 at March 31, 1997. As with PeterStar, the average revenue per line has decreased as BECET's customer base increasingly consists of Kazak businesses and individuals rather than foreign joint ventures. General and administrative expenses remained constant in the three months ended March 31,1997 at $1.8 million compared to the same period in 1996.

        During April 1997, it was reported that the Daewoo Corporation ("Daewoo") of South Korea had won through a tender process a 40% stake in Kazaktelekom, the state owned entity which operates the national public telephone network in Kazakstan. The Company and Kazaktelekom each own 50% of BECET. The Company is not yet in a position to assess the impact of this sale on its business, but a significant change in the government's attitude toward BECET or the management direction of Kazaktelekom could have a material adverse effect on the Company

         BCL

        BCL had net income of $0.5 million and an operating profit of $0.3 million on operating revenues of $1.8 million for the three months ended March 31, 1997. EBITDA was $0.9 million for the same period. BCL was not owned by the Comapny during the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company continues to focus on the emerging telecommunications markets in the Russian Federation and Kazakstan. Investment in telecommunications assets, property and equipment has continued during the first three months of 1997. Capital expenditures during the quarter ended March 31, 1997 can be summarized as follows:


                           CAPITAL EXPENDITURE
COMPANY                    IN PERIOD                   EXPLANATION
PeterStar                  $3.9 million                New switching equipment and transmission capacity

BECET                      $0.6 million                Investment in cellular telecommunications network and
                                                       related support infrastructure.

Technocom                  $9.1 million                Expenditures on Teleport expansion

Capital expenditures are financed through a combination of cash balances existing at the beginning of 1997, each subsidiary's own internally generated cash flow, bank or supplier financing, equipment leasing arrangements between the Company and the subsidiary, intercompany debt arrangements, and by the escrow funds from the June 1996 Placement.

         Effective February 28, 1997, the Company continued from Ontario into Delaware and, in connection therewith, is in the process of moving its executive offices to the United States. The benefits of the continuance are anticipated to include improved access to the U.S. capital markets, reduced costs of financing and streamlining of management and operations. The costs of the continuance, including the costs of changing the jurisdiction of incorporation of the Company and those involved in setting up executive offices in the United States, are not expected to exceed $1 million. In addition, upon the change of jurisdiction, the Company became potentially subject to two distinct tax charges as a consequence of ceasing to be an Ontario corporation: (i) it will be deemed to have disposed of all of its assets at their fair market value as of the date of continuance and the Canadian federal tax authorities will assess tax on any income and net taxable capital gains arising thereby; and (ii) it will be subject to an additional tax on the amount by which the fair market value of the Company's assets, net of liabilities, exceeds the paid-up capital of the Company's issued and outstanding shares at a rate (based on certain factual assumptions) of 5%. Based on management's analysis and advice received to date, the Company believes that no tax will be due. However, there can be no assurance that the Canadian federal tax authorities will conclude that no Canadian federal taxes are due as a result of the continuance or that the amount of Canadian federal taxes claimed or found to be due will not be significant.

         The Company's consolidated balance sheet at March 31, 1997 reflects total assets of $315.8 million, as compared to $306.4 million at December 31, 1996. Total assets at March 31, 1997 were comprised of $60.7 million in current assets (including $36.1 million of cash and cash equivalents), $104.3 million in property and equipment, $70.3 million in telecommunications licenses related to PeterStar, BECET and Teleport,other assets and investments of $39.0 million and escrow funds of $41.5 million. The escrow funds were acquired as part of the net proceeds of the June 1996 Placement and are to be disbursed principally for telecommunications equipment to be used in PeterStar and Technocom's operating subsidiaries and for the development of new value added services. Total indebtedness of $132.3 million as a percentage of total assets, was 41.9% at March 31, 1997. The corresponding figures at December 31, 1996 were $123.8 million and 40.4%.

         Shareholders equity of $133.7 million at March 31, 1997 consisted of $181.0 million in common shares and $13.6 million ascribed to the Warrants issued in the June 1996 Placement, offset by the Company's deficit of $60.9 million. The Company's ratio of total indebtedness to equity at March 31, 1997 was 99.0% compared with 89.7% at December 31, 1996.

         At March 31, 1997 the Company had a working capital surplus of $5.4 million reflecting the unexpended portion of the net proceeds of the June 1996 Placement which were not placed in escrow. This compares to a working capital surplus of $14.2 million at December 31, 1996. The working capital and escrow funds, which totaled $46.9 million (after subtracting bank indebtedness at March 31, 1997), are to be used to implement the business plans of the operating subsidiaries into 1998, although the Company's ability to access these funds freely is restricted since the funds in escrow can only be accessed after compliance with a number of conditions, including ensuring that the funds are only used for certain designated purposes and that certain safeguards are in place.

         To the extent that: (i) actual cash flows from operations are below the Company's estimates as a result of lower than expected revenues per line or higher operating costs; or (ii) development costs of the build-out of the PeterStar, BECET and Teleport networks exceed current estimates, the Company may be required to seek additional debt or equity financing. There can be no assurance that such financing will be available, or that it can be obtained on equal or more favorable terms than current financing arrangements.

                                     PART II

                                OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES

      The continuance of the Company from Ontario and its domestication in Delaware (the "Continuance") effected a change in the legal domicile of the Company as of February 28, 1997 (the "Effective Date"). As of the Effective Date, holders of Common Shares, without par value, Series II Convertible Preferred Shares, without par value, and Series III Convertible Preferred Shares, without par value, of the Company, then a corporation organized under the Business Corporations Act (Ontario) (the "OBCA") continued to hold one share of Common Stock, par value $0.01, Series II Convertible Stock, par value $0.01, and Series III Convertible Preferred Stock, par value $0.01, of the Company, a corporation organized under the Delaware General Corporation Law (the "DGCL") for each share held prior to the Effective Date. The principal attributes of the Company's capital stock immediately prior to and following the Effective Date remained identical, other than differences in shareholders' rights under the OBCA and DGCL. Existing share certificates were not canceled. Holders of options to purchase the Company's Common Shares on the Effective Date continued to hold options to purchase an identical number of shares of the Company's Common Stock on substantially the same terms. Similarly, holders of warrants to purchase the Company's Common Shares continued to hold warrants to purchase an identical number of shares of the Company's Common Stock on substantially the same terms.

      Upon the Effective Date, the Company became subject to the jurisdiction of the State of Delaware and the DGCL, and simultaneously ceased to be subject to the jurisdiction of the Province of Ontario and the OBCA. However, the Company retained its original incorporation date under the OBCA for purposes of the DGCL. In addition, Section 388 of the DGCL provides explicitly that the Continuance shall not be deemed to affect any obligations or liabilities of the Company incurred prior to the Effective Date.

      The following is a summary of the material differences between the rights of holders of the capital stock of the Company after the Effective Date and the rights of holders of shares of the Company prior to the Effective Date. These differences arise from differences between United States and Canadian securities laws, between the DGCL and the OBCA, and between the Company's Articles of Incorporation under the OBCA prior to the Effective Date (the "Articles") and the Company's Certificate of Incorporation and By-Laws as in effect under the DGCL as of the Effective Date. THIS SUMMARY IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO THE OBCA, THE DGCL, THE ARTICLES OF THE COMPANY AND THE BY-LAWS OF THE COMPANY PRIOR TO THE EFFECTIVE DATE, AND THE CURRENT CERTIFICATE OF INCORPORATION AND THE BY-LAWS OF THE COMPANY.

 VOTE REQUIRED FOR EXTRAORDINARY TRANSACTIONS

      Under the OBCA, certain extraordinary corporate actions, such as certain amalgamations, continuances, sales, leases or exchanges of all the assets of a corporation other than in the ordinary course of business, and other extraordinary corporate actions such as liquidations, dissolutions and (if ordered by a court) arrangements, are required to be approved by special resolution. A special resolution is a resolution passed by not less than two-thirds of the votes cast by the shareholders entitled to vote on the resolution. In certain cases, a special resolution to approve an extraordinary corporate action is also required to be approved separately by the holders of a class or series of shares.

      The DGCL requires the affirmative vote of a majority of the outstanding stock entitled to vote thereon to authorize any merger, consolidation, dissolution or sale of substantially all of the assets of a corporation, except that, unless required by its certificate of incorporation, no authorizing stockholder vote is required of a corporation surviving a merger if: (i) such corporation's certificate of incorporation is not amended in any respect by the merger; (ii) each share of stock of such corporation outstanding immediately prior to the effective date of the merger will be an identical outstanding or treasury share of the surviving corporation after the effective date of the merger; and (iii) either no shares of common stock, including securities convertible into common stock will be issued in the merger or the number of shares of common stock to be issued in the merger does not exceed 20% of such corporation's outstanding common stock immediately prior to the effective date of the merger. The Certificate of Incorporation does not require such a vote. Stockholder approval is also not required under the DGCL for mergers or consolidations in which a parent corporation merges or consolidates with a subsidiary of which it owns at least 90% of the outstanding shares of each class of stock. Finally, unless required by its certificate of incorporation, stockholder approval is not required under the DGCL for a corporation to merge with or into a direct or indirect wholly-owned subsidiary of a holding company (as defined in the DGCL) in certain circumstances. The Certificate of Incorporation does not require such a vote.

      The Company currently does not have a shareholders' rights plan. Shareholders' rights plans, in a variety of forms, are common to many corporations incorporated in the United States and serve to afford a corporation's board of directors the opportunity to withstand an unsolicited takeover attempt while providing the board of directors sufficient time to evaluate the offer and its adequacy and to consider alternative measures or transactions that may be appropriate in responding to the offer. The DGCL permits shareholders' rights plans in general and permits the adoption of shareholders' rights plans by a board of directors without shareholder approval.

AMENDMENT TO GOVERNING DOCUMENTS

      Under the OBCA, any amendment to the Articles generally requires the approval by special resolution, which is a resolution passed by a majority of not less than two-thirds of the votes cast by shareholders entitled to vote on the resolution. Under the OBCA, unless the articles or by-laws otherwise provide, the directors may, by resolution, make, amend or repeal any by-law that regulates the business or affairs of a corporation. Where the directors make, amend or repeal a by-law, they are required under the OBCA to submit the by-law, amendment or repeal to the shareholders at the next meeting of shareholders, and the shareholders may confirm, reject or amend the by-law, amendment or repeal by an ordinary resolution, which is a resolution passed by a majority of the votes cast by shareholders present and entitled to vote on the resolution.

      The DGCL requires a vote of the corporation's board of directors followed by the affirmative vote of a majority of the outstanding stock of each class entitled to vote for any amendment to the corporation's certificate of incorporation, unless a greater level of approval is required by the certificate of incorporation. The Certificate of Incorporation does not require a greater level of approval for an amendment thereto. If an amendment alters the powers, preferences or special rights of a particular class or series of stock so as to affect them adversely, that class or series shall be given the power to vote as a class notwithstanding the absence of any specifically enumerated power in the certificate of incorporation. The DGCL also states that the power to adopt, amend or repeal the by-laws of a corporation resides in the stockholders entitled to vote, provided that the corporation in its certificate of incorporation may confer such power on the board of directors in addition to the stockholders. The Certificate of Incorporation expressly authorizes the board of directors to adopt, amend or repeal PLD Delaware's By-Laws.

DISSENTERS' RIGHTS

      The OBCA provides that shareholders of an OBCA corporation entitled to vote on certain matters are entitled to exercise dissent rights and to be paid the fair value of their shares in connection therewith. The OBCA does not distinguish for this purpose between listed and unlisted shares. Such matters include: (i) any amalgamation with another corporation (other than with certain affiliated corporations); (ii) an amendment to the corporation's articles to add, change or remove any provisions restricting the issue, transfer or ownership of shares; (iii) an amendment to the corporation's articles to add, change or remove any restriction upon the business or businesses that the corporation may carry on or upon the powers that the corporation may exercise;
(iv) a continuance under the laws of another jurisdiction; (v) a sale, lease or exchange of all or substantially all the property of the corporation other than in the ordinary course of business; (vi) a court order permitting a shareholder to dissent in connection with an application to the court for an order approving an arrangement proposed by the corporation; or (vii) certain amendments to the articles of a corporation which require a separate class or series vote, provided that a shareholder is not entitled to dissent if an amendment to the articles is effected by a court order approving a reorganization or by a court order made in connection with an action for an oppression remedy. Under the OBCA, a shareholder may, in addition to exercising dissent rights, seek an oppression remedy for any act or omission of a corporation which is oppressive or unfairly prejudicial to or that unfairly disregards a shareholder's interest.

      Under the DGCL, holders of shares of any class or series have the right, in certain circumstances, to dissent from a merger or consolidation by demanding payment in cash for their shares equal to the fair value (excluding any appreciation or depreciation as a consequence, or in expectation, of the transaction) of such shares, as determined by agreement with the corporation or by an independent appraiser appointed by a court in an action timely brought by the corporation or the dissenters. The DGCL grants dissenters' appraisal rights only in the case of mergers or consolidations and not in the case of a sale or transfer of assets or a purchase of assets for stock regardless of the number of shares being issued. Further, no appraisal rights are available for shares of any class or series listed on a national securities exchange or designated as a national market system security on the Nasdaq National Market or held of record by more than 2,000 stockholders unless the agreement of merger or consolidation converts such shares into anything other than: (i) stock of the surviving corporation; (ii) stock of another corporation which is either listed on a national securities exchange or designated as a national market system security on the Nasdaq National Market or held of record by more than 2,000 stockholders;
(iii) cash in lieu of fractional shares; or (iv) any combination of (i), (ii) or
(iii) above. In addition, dissenter's rights are not available for any shares of the surviving corporation if the merger did not require the vote of the stockholders of the surviving corporation.

OPPRESSION REMEDY

      The OBCA provides an oppression remedy that enables the court to make any order, both interim and final, to rectify the matters complained of, if the Director appointed under Section 278 of the OBCA or the Ontario Securities Commission is satisfied upon application by a complainant (as defined below) that: (i) any act or omission of the corporation or an affiliate effects or threatens to effect a result; (ii) the business or affairs of the corporation or an affiliate are, have been or are threatened to be carried on or conducted in a manner; or (iii) the powers of the directors of the corporation or an affiliate are, have been or are threatened to be exercised in a manner; that is oppressive or unfairly prejudicial to, or that unfairly disregards the interest of, any security holder, creditor, director or officer of the corporation. A complainant includes: (a) a present or former registered holder or beneficial owner of securities of a corporation or any of its affiliates; (b) a present or former officer or director of the corporation or any of its affiliates; and (c) any other person who in the discretion of the court is a proper person to make such application.

      Because of the breadth of the conduct which can be complained of and the scope of the court's remedial powers, the oppression remedy is very flexible and is frequently relied upon to safeguard the interest of shareholders and other complainants with a substantial interest in the corporation. Under the OBCA, it is not necessary to prove that the directors of a corporation acted in bad faith in order to seek an oppression remedy. Furthermore, the court may order the corporation to pay the interim expenses of a complainant seeking an oppression remedy, but the complainant may be held accountable for such interim costs on final disposition of the complaint (as in the case of a derivative action).

      The DGCL does not provide for a similar remedy. However, the DGCL provides a variety of legal and equitable remedies to a corporation's stockholders for improper acts or omissions of a corporation, its officers and directors. Under the DGCL, only stockholders can bring an action alleging a breach of fiduciary duty by the directors of a corporation. In order to be successful, the stockholder must overcome the "business judgment rule," which simply stated means that absent a showing of intentional misconduct, gross negligence or a conflict of interest, disinterested directors' decisions are presumed by the courts to have been made in good faith and in the best interests of the corporation.

DERIVATIVE ACTION

      Under the OBCA, a complainant may apply to the court for leave to bring an action in the name of and on behalf of a corporation or any subsidiary, or to intervene in an existing action to which any such body corporate is a party, for the purpose of prosecuting, defending or discontinuing the action on behalf of the body corporate. Under the OBCA, no action may be brought and no intervention in an action may be made unless the complainant has given 14 days' notice to the directors of the corporation or its subsidiary of the complainant's intention to apply to the court and the court is satisfied that:
(i) the directors of the corporation or its subsidiary will not bring, diligently prosecute or defend or discontinue the action; (ii) the complainant is acting in good faith; and (iii) it appears to be in the interest of the corporation or its subsidiary that the action be brought, prosecuted, defended or discontinued. Where a complainant makes an application without having given the required notice, the OBCA permits the court to make an interim order pending the complainant giving the required notice, provided that the complainant can establish that at the time of seeking the interim order it was not expedient to give the required notice.

      Under the OBCA, the court in a derivative action may make any order it thinks fit including, without limitation: (i) an order authorizing the complainant or any other person to control the conduct of the action; (ii) an order giving directions for the conduct of the action; (iii) an order directing that any amount adjudged payable by a defendant in the action shall be paid, in whole or in part, directly to former and present security holders of the corporation or its subsidiary instead of to the corporation or its subsidiary; and (iv) an order requiring the corporation or its subsidiary to pay reasonable legal fees and any other costs reasonably incurred by the complainant in connection with the action. Additionally, under the OBCA, a court may order a Company or its subsidiary to pay the complainant's interim costs, including reasonable legal fees and disbursements. Although the complainant may be held accountable for the interim costs on final disposition of the complaint, it is not required to give security for costs in a derivative action.

      A derivative action may be brought in Delaware by a stockholder on behalf of, and for the benefit of, the corporation. The DGCL provides that a stockholder must aver in the complaint that he or she was a stockholder of the corporation at the time of the transaction of which he or she complains. A stockholder may not sue derivatively unless he or she first makes demand on the corporation that it bring suit and such demand has been refused, unless it is shown that such demand would have been futile.

SHAREHOLDER CONSENT IN LIEU OF MEETING

      Under the OBCA, shareholder action without a meeting may only be taken by written resolution signed by all shareholders who would be entitled to vote thereon at a meeting.

      Under the DGCL, unless otherwise provided in the certificate of incorporation, any action required to be taken or which may be taken at an annual or special meeting of stockholders may be taken without a meeting if a consent in writing is signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize such action at a meeting at which all shares entitled to vote were present and voted. The Certificate of Incorporation does not provide otherwise. The corporation is required to give prompt notice of the taking of the corporate action to stockholders who have not consented in writing.

DIRECTOR QUALIFICATIONS

      A majority of the directors of an OBCA corporation generally must be resident Canadians, but where a corporation has only one or two directors, that director or one of the two directors, as the case may be, must be a resident Canadian.

      The OBCA also requires that at least one-third of the directors of a corporation whose securities are publicly traded must not be officers or employees of the Company or any of its affiliates.

      The DGCL does not have comparable requirements.

FIDUCIARY DUTIES OF DIRECTORS

      Directors of corporations incorporated or organized under the OBCA and the DGCL have fiduciary obligations to the corporation and its shareholders. Pursuant to these fiduciary obligations, the directors must act in accordance with the so-called duties of "due care" and "loyalty."

      Pursuant to section 134 of the OBCA, the duty of loyalty requires directors of an Ontario corporation to act honestly and in good faith with a view to the best interests of the corporation, and the duty of care requires that the directors exercise the care, diligence and skill that a reasonably prudent person would exercise in comparable circumstances.

      Under the DGCL, the duty of care requires that the directors act in an informed and deliberative manner and to inform themselves, prior to making a business decision, of all material information reasonably available to them. The duty of loyalty may be summarized as the duty to act in good faith, not out of self-interest, and in a manner which the directors reasonably believe to be in the best interest of the stockholders pursuant to the "business judgment rule."

INDEMNIFICATION OF OFFICERS AND DIRECTORS

      Under the OBCA and pursuant to the Company's By-Laws, the Company may indemnify a director or officer, a former director or officer or a person who acts or acted at the Company's request as a director or officer of a body corporate of which the Company is or was a shareholder or creditor, and his or her heirs and legal representatives (an "Indemnifiable Person"), against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgement, reasonably incurred by him or her in respect of any civil, criminal or administrative action or proceeding to which he or she is made a party by reason of being or having been a director or officer of the Company or such body corporate if: (i) he or she acted honestly and in good faith with a view to the best interest of the Company; and (ii) in the case of a criminal or administrative action or proceeding that is enforced by a monetary penalty, he or she had reasonable grounds for believing that his or her conduct was lawful. An Indemnifiable Person is entitled to such indemnity from the Company if he or she was substantially successful on the merits in his or her defense of the action or proceeding and fulfilled the conditions set out in (i) and (ii), above. A corporation may, with the approval of a court, also indemnify an Indemnifiable Person in respect of an action by or on behalf of the corporation or such body corporate to procure a judgment in its favor, to which such person is made a party by reason of being or having been a director or an officer of the corporation or body corporate, if he or she fulfils the conditions set out in (i) and (ii), above.

      The DGCL permits a corporation to indemnify any of its directors or officers who was or is a party, or is threatened to be made a party to any third party proceeding by reason of the fact that such person is or was a director or officer of the corporation, against expenses (including attorney's fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding, if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reason to believe that such person's conduct was unlawful. In a derivative action, i.e., one by or in the right of the corporation, the corporation is permitted to indemnify directors and officers against expenses (including attorneys' fees) actually and reasonably incurred by them in connection with the defense or settlement of an action or suit if they acted in good faith and in a manner that they reasonably believed to be in or not opposed to the best interests of the corporation, except that no indemnification shall be made if such person shall have been adjudged liable to the corporation, unless and only to the extent that the court in which the action or suit was brought shall determine upon application that the defendant directors or officers are fairly and reasonably entitled to indemnity for such expenses despite such adjudication of liability.

      The DGCL allows for the advance payment of an indemnitee's expenses prior to the final disposition of an action, provided that the indemnitee undertakes to repay any such amount advanced if it is later determined that the indemnitee is not entitled to indemnification with regard to the action for which such expenses were advanced. The OBCA does not expressly provide for such advance payment.

DIRECTOR LIABILITY

      The DGCL provides that a corporation's certificate of incorporation may include a provision which limits or eliminates the liability of directors to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, provided such liability does not arise from certain proscribed conduct, including acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, breach of the duty of loyalty, the payment of unlawful dividends or expenditure of funds for unlawful stock purchases or redemptions or transactions from which such director derived an improper personal benefit.

      The Certificate of Incorporation provides that no director of the Company shall be liable to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability: (i) for any breach of the director's duty of loyalty to the corporation or its stockholders; (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) under Section 174 of the DGCL; or (iv) for any transaction from which the director derived an improper personal benefit.

      The OBCA does not permit any such limitation of a director's liability.

ANTI-TAKEOVER PROVISIONS AND INTERESTED STOCKHOLDER TRANSACTIONS

      The DGCL prohibits, in certain circumstances, a "business combination" between the corporation and an "interested stockholder" within three years of the stockholder becoming an "interested stockholder." An "interested stockholder" is a holder who, directly or indirectly, controls 15% or more of the outstanding voting stock or is an affiliate of the corporation and was the owner of 15% or more of the outstanding voting stock at any time within the prior three-year period. A "business combination" includes a merger or consolidation, a sale or other disposition of assets having an aggregate market value of 10% or more of the consolidated assets of the corporation or the aggregate market value of the outstanding stock of the corporation and certain transactions that would increase the interested stockholder's proportionate share ownership in the corporation. This provision does not apply where: (i) either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder is approved by the corporation's board of directors prior to the date the interested stockholder acquired such 15% interest; (ii) upon the consummation of the transaction which resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the outstanding voting stock of the corporation excluding, for the purpose of determining the number of shares outstanding, shares held by persons who are directors and also officers and by employee stock plans in which participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered; (iii) the business combination is approved by a majority of the board of directors and the affirmative vote of two-thirds of the outstanding votes entitled to be cast by disinterested stockholders at an annual or special meeting, and not by written consent; (iv) the corporation does not have a class of voting stock that is listed on a national securities exchange, authorized for quotation on an inter-dealer quotation system of a registered national securities association, or held of record by more than 2,000 stockholders unless any of the foregoing results from action taken, directly or indirectly, by an interested stockholder or from a transaction in which a person becomes an interested stockholder or (v) the corporation has opted out of this provision. PLD Delaware will not opt out of this provision.

      The OBCA does not contain a comparable provision with respect to "business combinations." However, policies of certain Canadian securities regulatory authorities, including Policy 9.1 of the Ontario Securities Commission ("Policy 9.1"), contain requirements in connection with related party transactions. A related party transaction means, generally, any transaction by which an issuer, directly or indirectly, acquires or transfers an asset or acquires or issues treasury securities or assumes or transfers a liability from or to, as the case may be, a related party by any means in any one transaction or any combination of transactions. "Related party" is defined in Policy 9.1 and includes directors, senior officers and holders of at least 10% of the voting securities of the issuer.

      Policy 9.1 requires more detailed disclosures in the proxy material sent to security holders in connection with a related party transaction and, subject to certain exemptions, the preparation of a formal valuation of the subject matter of the related party transaction and any non-cash consideration offered therefor and the inclusion of a summary of the valuation in the proxy material. Policy 9.1 also requires, subject to certain exemptions, that the minority shareholders of the issuer approve the transaction, by either a simple majority or two-thirds of the votes cast, depending upon the circumstances.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At a special meeting of shareholders held on February 27, 1997 in Toronto, Ontario, the shareholders of the Company approved a special resolution (the "Special Resolution") authorizing the Continuance, approving the Certificate of Incorporation of the Company under the DGCL and approving the necessary corporate actions and regulatory filings required to effectuate the Continuance in Ontario and Delaware. The shareholders also authorized the directors of the Company, in their discretion, to abandon the Continuance and any filings related thereto without further approval of the shareholders. The votes cast at the special meeting with respect to the Special Resolution were as follows:


                   Votes for:                      11,968,480

                   Votes against:                     679,551

                   Abstentions:                           -0-

                   Broker non-votes:                1,634,519


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated parenthetically, together with a reference to the filing indicated by footnote.


EXHIBIT
NUMBER                   DESCRIPTION
------                   -----------

  2*                     Certificate of Domestication

3.1*                     Certificate of Incorporation

3.2*                     By-Laws

 10**                    PLD Telekom Inc. Stock Option Plan, as amended

----------

* Incorporated by reference from the Company's Current Report on Form 8-K, filed with the SEC on March 7, 1997.

** Incorporated by reference from the Company's Annual Report on Form 10-K, as amended by Form 10-K/A-1, for the year ended December 31, 1996, filed with the SEC on April 15, 1997.

      (b) Reports on Form 8-K

      A report on Form 8-K (Item 5 - Other Events) was filed by the Company with the SEC on March 7, 1997 reporting the change of its corporate domicile from Canada to the United States on February 28, 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PLD TELEKOM INC.


Date: May 15, 1997                  By: /s/ Simon Edwards
                                       --------------------------------
                                       Simon Edwards
                                       Senior Vice President,
                                       Chief Financial Officer and
                                       Treasurer