Form 10-Q
period 1997-06-30
PLD TELEKOM INC
filed 1997-08-15
CIK 890568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended        JUNE 30, 1997

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

             For the transition period from __________to __________


                         COMMISSION FILE NUMBER: 0-20444


                                PLD TELEKOM INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                                             13-3950002
(State or other jurisdiction of incorporation of organization)               (I.R.S. Employer Identification No.)


             680 FIFTH AVENUE, 24TH FLOOR, NEW YORK, NEW YORK 10019
              (Address of principal executive offices and Zip Code)

                                 (212) 262-6060
              (Registrant's telephone number, including area code)



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

        COMMON STOCK, $.01 PAR VALUE - 31,730,884 SHARES (JULY 31, 1997)

                                PLD TELEKOM INC.


                                      INDEX

                                                                                                               Page
Part I   Financial Information

    Item 1.  Financial Statements

         Consolidated Condensed Statements of Operations (Unaudited)  for the three and six months ended
         June 30, 1997 and 1996...................................................................................3

         Consolidated Condensed Balance Sheets as at June 30, 1997 (Unaudited) and December 31, 1996..............4

         Consolidated Condensed Statements of Cash Flows (Unaudited) for the three and six months ended June 30, 1997 and 1996.............................................................................5

         Notes to Consolidated Condensed Financial Statements (Unaudited) for the three and six months ended June
         30, 1997.................................................................................................6

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations .............. 8

Part II  Other Information

    Item 4.  Submission of Matters to a Vote of Security Holders ................................................15

    Item 6.  Exhibits and Reports on Form 8-K....................................................................15

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

PLD TELEKOM INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE DATA)

                                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                             JUNE 30,                           JUNE 30,

                                                                      1997              1996              1997              1996
Revenues:
   Telecommunications                                            $     25,892      $     13,313      $     49,272      $     23,386
   Finance lease income                                                   497               165             1,008               276
                                                                 ------------      ------------      ------------      ------------
                                                                       26,389            13,478            50,280            23,662
Direct costs                                                            9,165             4,111            17,686             7,207
                                                                 ------------      ------------      ------------      ------------
Gross profit                                                           17,224             9,367            32,594            16,455

Operating expenses:
    General and administrative                                          8,850             4,408            16,098             9,703
    Depreciation                                                        2,405             1,209             4,730             2,411
    Amortization of telecommunications licenses
      and goodwill                                                      2,031             1,233             4,059             2,416
    Other taxes                                                         1,304               620             2,592             1,015
                                                                 ------------      ------------      ------------      ------------
                                                                       14,590             7,470            27,479            15,545
                                                                 ------------      ------------      ------------      ------------
Operating income                                                        2,634             1,897             5,115               910

Share of loss from equity investments                                    (269)             (503)             (547)             (882)
Interest and other income                                               2,261             1,075             3,152             1,930
Interest on bank indebtedness                                             (55)             (446)             (354)             (742)
Interest on long - term debt                                           (4,065)           (1,237)           (8,035)           (1,237)
Amortization of deferred financing costs                                 (288)             (105)             (576)             (105)
Foreign exchange loss                                                    (120)             (529)             (159)             (420)
                                                                 ------------      ------------      ------------      ------------
Earnings/(loss) before income taxes and minority interest                  98               152            (1,404)             (546)
Income taxes                                                            2,366               526             3,440             1,354
                                                                 ------------      ------------      ------------      ------------
Loss before minority interest                                          (2,268)             (374)           (4,844)           (1,900)

Minority interest                                                       1,457               434             3,223               531
                                                                 ------------      ------------      ------------      ------------
Net loss                                                         $     (3,725)     $       (808)     $     (8,067)     $     (2,431)
                                                                 ============      ============      ============      ============

Net loss per common share                                        $      (0.12)     $      (0.03)     $      (0.25)     $      (0.08)
                                                                 ------------      ------------      ------------      ------------
Weighted average number of shares of common stock
    outstanding (thousands)                                            31,731            31,507            31,731            31,507

     See accompanying notes to consolidated condensed financial statements.

PLD TELEKOM INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
AS AT JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996
(THOUSANDS OF U.S. DOLLARS)

                                                                       JUNE 30, 1997        DECEMBER 31, 1996
ASSETS
Current assets:
    Cash and cash equivalents                                              $32,660                $40,674
    Trade receivables, net of allowances                                    13,119                 10,528
    Other receivables and prepaids                                           4,818                  3,522
    Inventory                                                                1,765                  1,840
    Due from related parties                                                 4,060                  4,408
                                                                           -------                -------
                                                                            56,422                 60,972

Escrow funds                                                                41,872                 40,984
Property and equipment                                                     120,070                 93,039
Telecommunications licenses                                                 68,356                 72,310
Other investments                                                            8,071                 24,094
Other assets                                                                15,190                 14,958
                                                                         ---------               --------

         TOTAL ASSETS                                                     $309,981               $306,357
                                                                           -------                -------

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
    Bank indebtedness                                                           --                 15,829
    Notes payable                                                            5,600                     --
    Accounts payable and accrued liabilities                                27,585                 25,792
    Due to related parties                                                   5,118                  4,039
    Deferred revenue                                                         1,819                  1,078
    Current portion of long-term debt                                        2,236                     --
                                                                           -------                -------
Long-term debt                                                             120,908                107,954

Minority interest                                                           16,734                 13,711

Shareholders' equity:
Capital stock:
    Preferred stock, par value $0.01 per share, authorized-                     31                     31
      100,000,000 shares, issued and outstanding - 446,884 shares
    Common stock, par value $0.01 per share, authorized - 100,000,000 shares, issued and outstanding - 31,730,984
      (December 31, 1996- 31,696,034) shares:
        Share capital                                                          317                180,878
        Additional paid-in capital                                         180,655                     --
    Warrants                                                                13,592                 13,592
                                                                           -------                -------
                                                                           194,595                194,501
Accumulated deficit                                                       (64,614)               (56,547)
                                                                           -------                -------
                                                                           129,981                137,954
                                                                           -------                -------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $309,981               $306,357
                                                                          ========               ========

      See accompanying notes to consolidated condensed financial statements

PLD TELEKOM INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
(THOUSANDS OF U.S. DOLLARS)

                                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                     JUNE 30,                   JUNE 30,
                                                                 1997         1996          1997         1996
CASH PROVIDED BY/(USED IN):
OPERATIONS :
Net loss                                                       $(3,725)       $(808)      $(8,067)     $(2,431)
Non cash items
    Depreciation and amortization                                 4,724        2,547         9,365        4,932
    Share of loss of equity investments                             269          503           547          882
    Accrued interest on senior discount notes                     3,468        1,072         6,843        1,072
    Gain on sale of investment in SPMMTS                        (1,436)           --       (1,436)           --
    Minority interest                                             1,457          434         3,223          532
    Other                                                            --           --           251           --
Deferred revenue                                                    471        (812)           741        (718)
Changes in non-cash working capital                             (2,037)        6,624       (1,566)        4,375
                                                               --------       ------      --------       ------
Cash from operations                                              3,191        9,560         9,901        8,644
                                                               --------       ------      --------       ------

INVESTMENTS:
Property and equipment                                         (18,108)     (12,439)      (32,010)     (16,783)
Escrow funds                                                      (353)     (46,120)         (888)     (46,120)
Proceeds on sale of investment in SPMMTS                         17,615           --        17,615           --
Other assets                                                      (386)        (225)         (844)        (225)
Investment in Teleport                                               --          180            --        1,647
                                                               --------       ------      --------       ------
                                                                (1,232)     (58,604)      (16,127)     (61,481)
                                                               --------       ------      --------       ------

FINANCING:
Issue of senior discount and convertible notes                       --      114,197            --      114,197
Change in revolving credit facility                                  --     (23,428)            --     (14,500)
Increase in demand bank loans                                        --        1,524         5,171        1,730
Repayment of demand bank loans                                 (21,000)           --      (21,000)           --
Short term investments                                            1,627           --            --           --
Issue of common shares                                               --           --            94           --
Deferred financing costs                                             --      (6,979)            --      (6,979)
Long-term supplier financing                                      8,347           --         8,347           --
Notes payable                                                     5,600           --         5,600           --
Related company/shareholder advances                                 --        (236)            --          202
                                                               --------       ------      --------       ------
                                                                (5,426)       85,078       (1,788)       94,650
                                                               --------       ------      --------       ------


Increase / (decrease) in cash and cash equivalents              (3,467)       36,034       (8,014)       41,813
Cash and cash equivalents, beginning of period                   36,127       21,455        40,674       15,676
                                                               --------       ------      --------       ------
Cash and cash equivalents, end of period                        $32,660      $57,489       $32,660      $57,489
                                                                 ======       ======        ======       ======

      See accompanying notes to consolidated condensed financial statements

PLD TELEKOM INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997

(1)      BASIS OF PRESENTATION

         The accompanying consolidated condensed financial statements are unaudited and have been prepared by PLD Telekom Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the financial statements include all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the results of operations, financial position and cash flows of the Company as at June 30, 1997 and for the three and six months ended June 30, 1997 and 1996.

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

 (2)     CONTINUANCE OF THE COMPANY IN DELAWARE

         On February 27, 1997, the shareholders of the Company at a special meeting of shareholders approved a resolution authorizing the Company to continue as a Delaware corporation under the Delaware General Corporation Law and simultaneously discontinue the Company's existence in Ontario under the Business Corporations Act (Ontario). The continuance was effective as of February 28, 1997. Following the continuance, the Company's financial statements are now prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The comparative figures for the three month and six month periods ended June 30, 1996 were previously prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP). As a consequence of the continuance to Delaware, the comparative figures have been restated in accordance with U.S. GAAP.

(3)      FUTURE ACTIVITIES

         The Company's telecommunications businesses are developing rapidly in an emerging economy which, by its nature, has an uncertain economic, political and regulatory environment. The general risks of operating businesses in the former Soviet Union include the possibility for rapid change in government policies, economic conditions, the tax regime and foreign currency regulations. In addition, Teleport-TP's satellite-based long distance network is at an early stage of its development and operation and is therefore subject not only to the general risks and uncertainties of operating in Russia, but also those involved in the launching of a new telecommunications service. In addition, this national long-distance service is being developed in various regions of Russia, and its implementation, and results of operations, will therefore be affected by, among other things, the often uncertain economic conditions and growth rates in such regions.

         Ultimate recoverability of the Company's investments in its operating subsidiaries: PeterStar Company Limited ("PeterStar"), Baltic Communications Limited ("BCL"), BECET International ("BECET"), and Teleport-TP ("Teleport") is dependent upon each of these subsidiaries achieving and maintaining profitability, which is dependent to a certain extent on the stabilization of the economies of the former Soviet Union, the ability to maintain the necessary telecommunications licenses and the ability to obtain adequate financing to meet capital commitments.

(4)      RESTRICTED CASH

         Cash and cash equivalents includes cash on deposit of approximately $2.8 million which secures accounts payable of Technocom Limited ("Technocom").

(5)      CONTINGENCIES

         (a) The Company has paid certain costs on behalf of, and made certain loans to, PeterStar, which resulted in an intercompany balance of approximately $26.2 million at March 31, 1997. The recapitalization of PeterStar in an amount of $14.5 million progressed during the quarter, with such funds intended to be used to repay an equal amount of the advances, and the balance of short-term loans was reduced from $4.2 million to approximately $2.0 million. Negotiations are also continuing as to the mechanism of repayment of the remaining balance of $7.5 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to political, social and economic conditions in the countries of the former Soviet Union and the Commonwealth of Independent States, the commencement of certain programs and the proposed offering of certain services by the Company's operating subsidiaries, proposed changes in the Company's corporate structure and centers of operations and interpretations and actions of certain regulatory authorities, including in the United States, Canada, Russia and Kazakstan, as well as information contained elsewhere in this Report where statements are preceded by, followed by, or include the words "believes," "expects," "anticipates," and similar expressions. For such statements the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, those discussed elsewhere in this Report.

BASIS OF PRESENTATION

          The Company's key interests at June 30, 1997 include a 60% equity interest in PeterStar, which provides telecommunications services in St. Petersburg, Russia; a 50% equity interest in BECET, which provides cellular services in Kazakstan; and a 51% equity interest in Technocom which, through its 49% equity interest in Teleport, operates an international teleport in Moscow, fiber optic networks in Moscow and its environs and a satellite-based long distance network across Russia.

         The consolidated financial information for the first half of 1997 differs from the first half of 1996 by reflecting:

         (i) the Company's acquisition of 100% of the outstanding shares of BCL in April 1996; and

         (ii) the acquisition by Technocom of a controlling voting interest in Teleport effective December 31, 1996. Teleport is now accounted for as a subsidiary rather than using the equity method.

         Effective February 28, 1997, the Company was continued as a Delaware corporation and as a result its financial statements are now prepared in accordance with U.S. GAAP. The interim financial statements for the three months and six months ended June 30, 1996 were prepared in accordance with Canadian GAAP. As a consequence of the continuance to Delaware, the financial statements for these comparative periods have been restated in accordance with U.S. GAAP. The most substantial difference between Canadian and U.S. GAAP in the case of the Company is that U.S. GAAP does not permit the capitalization of pre-operating costs of PeterStar and BECET.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1997 VERSUS THREE AND SIX MONTHS ENDED JUNE 30, 1996

         PLD TELEKOM INC. -- CONSOLIDATED

         Overview. The Company reported a net loss of $3.7 million, or $0.12 per share, and operating income of $2.6 million, on total revenues (consisting of operating revenues plus interest and other income) of $28.7 million for the three months ended June 30, 1997, compared with a net loss of $0.8 million, or $0.03 per share, and operating income of $1.9 million, on total revenues of $14.6 million during the same period in 1996. Consolidated EBITDA increased more than 70% to $6.7 million for the three months ended June 30, 1997 from $3.9 million for the same period in 1996.

         For the six months ended June 30, 1997, the Company reported a net loss of $8.1 million, or $0.25 per share, and operating income of $5.1 million, on total revenues of $53.4 million, compared with a net loss of $2.4 million, or $0.08 per share, and operating income of $0.9 million, on total revenues of $25.6 million during the same period in 1996. Consolidated EBITDA increased
143% to $13.2 million for the six months ended June 30, 1997 from $5.4 million for the same period in 1996.

         The increase in net loss for the three and six months ended June 30, 1997 is due primarily to the interest charge on long-term debt for the quarter of $4.1 million and for the six months of $8.0 million. In the three and six months ended June 30, 1996, the interest charge on long-term debt totaled $1.2 million.

         Revenues. Consolidated operating revenues increased by 96% to $26.4 million for the three months ended June 30, 1997 from $13.5 million for the same period in 1996. For the six months ended June 30, 1997, consolidated operating revenues increased by 112% to $50.3 million, from $23.7 million for the same period in 1996. The increase in operating revenues for both periods is attributable primarily to strong revenue growth in PeterStar and BECET, and the consolidation of revenues from BCL as of April 1, 1996 and from Teleport as of January 1, 1997.

         Direct costs. Direct costs increased 123% to $9.2 million for the three months ended June 30, 1997 from $4.1 million for the same period in 1996. Direct costs as a percentage of operating revenues for the three months ended June 30, 1997 were 34.7% compared with 30.5% for the same period in 1996.

         For the six months ended June 30, 1997, direct costs increased 145% to $17.7 million from $7.2 million for the same period in 1996. Direct costs as a percentage of operating revenues for the six months ended June 30, 1997 were 35.2% compared with 30.5% for the same period in 1996.

         The increase in direct costs as a percentage of operating revenues is attributable primarily to the inclusion of Teleport during the period, which had direct costs of $6.3 million on sales of $8.8 million (72%). Removing the impact of the inclusion of Teleport's costs, direct costs in the remaining businesses have been reducing gradually to 26% of operating revenues.

         General and administrative costs. General and administrative costs include the day-to-day expenses in all subsidiary operations as well as corporate expenses. General and administrative costs increased by 101% to $8.9 million in the three months ended June 30, 1997 from $4.4 million in the same period in 1996. For the six months ended June 30, 1997, general and administrative costs increased by 66% to $16.1 million from $9.7 million in the same period in 1996.

         These increases in general and administrative costs reflect the continued growth in the scale and extent of the operating businesses and Technocom's acquisition of a controlling stake in Teleport (which added $0.8 million and $1.5 million for the three and six month periods, respectively).

         Depreciation. Depreciation increased 99% to $2.4 million during the three months ended June 30, 1997 from $1.2 million during the same period in 1996. For the six months ended June 30, 1997, depreciation increased 96% to $4.7 million from $2.4 million during the same period of 1996. The increases in depreciation reflect an increase in the asset base of approximately 100% between June 30, 1996 and June 30, 1997, due primarily to further capital expenditure as the build-out of the PeterStar and BECET networks continues, as well as the inclusion of Teleport.

         Amortization. The Company continues to amortize the difference between the purchase price and the fair value of the net assets acquired for its interests in PeterStar, BECET, and-as of January 1, 1997-Teleport on a straight line basis. The charge for the three months ended June 30, 1997 was $2.0 million compared to $1.2 million for the same period in 1996. For the six months ended June 30, 1997, the amortization charge was $4.1 million compared to $2.4 million for the same period in 1996. Amortization for Teleport of $0.6 million for the three month period ended June 30, 1996 and $1.0 million for the six month period ended June 30, 1996, was included in share of loss from equity investments, as Teleport was accounted for by the equity method. As of January 1, 1997, the results of Teleport are consolidated, and therefore amortization of the Teleport licenses is included in amortization of telecommunications licenses and goodwill.

         Interest and other income. On June 12, 1996, the Company completed a $149.5 million private placement (the "June 1996 Placement") consisting of (i) 123,000 units consisting of $123 million aggregate principal amount at stated maturity of 14% Senior Discount Notes due 2004 (the "Senior Notes"), together with Warrants to purchase a total of 4,182,000 Common Shares; and (ii) $26.5 million aggregate principal amount of 9% Convertible Notes (the "Convertible Notes"). Under the terms of the June 1996 Placement, $46 million was deposited into an escrow account for subsequent disbursement into telecommunications equipment or telecommunications companies in Russia and Kazakstan. All funds yet to be disbursed continue to be invested in short-term reverse repurchase agreements secured by U.S. treasury bonds. These investments, together with interest earned on other cash deposits and miscellaneous other income, produced total interest and other income for the three months ended June 30, 1997 of $2.3 million and for the six months ended June 30, 1997 of $3.2 million. Other income for the three months ended June 30, 1997 included a $1.4 million gain on the Company's sale of its investment in SPMMTS in June 1997, for aggregate proceeds of $17.2 million. Interest and other income in the three and six months ended June 30, 1996 of $1.1 million and $1.9 million, respectively, was comprised mainly of interest income.

         Interest on long-term debt. The debt instruments issued in the June 1996 Placement represent entirely new indebtedness of the Company and resulted in an interest charge on long-term debt of $4.1 million for the three months ended June 30, 1997, consisting of non-cash interest accruals on the Senior Notes of $3.5 million and interest on the Convertible Notes of $0.6 million. For the six months ended June 30, 1997, these debt instruments resulted in an interest charge on long-term debt of $8.0 million, consisting of non-cash interest accruals on the Senior Notes of $6.8 million and interest on the Convertible Notes of $1.2 million. The interest charge for the three months and six months ended June 30, 1996 was $1.2 million, consisting primarily of non-cash interest accruals on the Senior Notes.

         Income taxes. The income tax charge for the three months ended June 30, 1997 was $2.4 million compared with $0.5 million during the same period in 1996. For the six months ended June 30, 1997, the income tax charge was $3.4 million compared with $1.4 million during the same period in 1996. The provision for income taxes relates substantially to current income taxes in the Company's Russian and Kazak businesses and reflects the substantially improved profitability of these subsidiaries.

         PETERSTAR

         PeterStar had net income of $3.5 million and an operating profit of $5.4 million on operating revenues of $12.3 million for the three months ended June 30, 1997, compared to net income of $2.0 million and an operating profit of $2.4 million on operating revenues of $7.0 million for the same period in 1996. EBITDA increased 121% to $6.2 million for the three months ended June 30, 1997 from $2.8 million for the same period in 1996.

         For the six months ended June 30, 1997, PeterStar had net income of $6.6 million and an operating profit of $9.1 million on operating revenues of $22.3 million, compared to net income of $3.1 million and an operating profit of $4.0 million on operating revenues of $13.0 million for the same period in 1996. EBITDA increased 111% to $10.8 million for the six months ended June 30, 1997 from $5.1 million for the same period in 1996.

         The 76% and 72% increase in operating revenues for the three and six months ended June 30, 1997, respectively, reflect a 94% increase in line penetration from approximately 35,000 at June 30, 1996 to approximately 68,000 at June 30, 1997.

         PeterStar's average revenue per line has decreased as its customer base is shifting from the high margin niche market of international joint ventures to a lower margin predominantly Russian business market. In addition, as development of the Vassilievski Island project progresses, the added residential customers on the PeterStar network will contribute lower revenue per line than the business customers. General and administrative costs in PeterStar rose to $3.6 million for the six months ended June 30, 1997, from $2.7 million for the same period in 1996, an increase of 33%, reflecting the virtual doubling in the size of the PeterStar business over that period.

         TECHNOCOM

         Technocom, which includes the results of Teleport, had a net loss of $0.7 million and an operating loss of $0.9 million on operating revenues of $5.0 million for the three months ended June 30, 1997, compared to a net loss of $0.1 million and an operating loss of $0.3 million on operating revenues of $0.2 million for the same period in 1996.

         For the six months ended June 30, 1997, Technocom had a net loss of $1.4 million and an operating loss of $1.1 million on operating revenues of $11.1 million, compared to negligible net income and an operating loss of $0.4 million on operating revenues of $0.5 million for the same period in 1996.

         The increase in operating revenues from 1996 was derived primarily from the consolidation of Teleport in the financial statements of Technocom.

         TELEPORT

         Teleport had a net loss of $1.0 million and an operating loss of $0.5 million on operating revenues of $3.7 million for the three months ended June 30, 1997. For the six months ended June 30, 1997, Teleport had a net loss of $0.7 million and an operating loss of $0.2 million on operating revenues of $8.8 million. Teleport financial results were not consolidated during the same period in 1996.

         While showing significant growth over its performance in 1996, Teleport's operating revenues have been depressed for the three and six months ended June 30, 1997 due primarily to the delayed roll-out of its satellite-based long distance network resulting from the slow growth in the economy in various regions of the Russian Federation and delays caused by regulatory uncertainties and the logistics involved in the implementation of the network. The Company currently expects to experience fewer logistical and regulatory delays during the second half of 1997, but no assurances can be made that additional such delays will not be encountered. In addition, Teleport's future results will continue to be affected by the poor economic conditions in some of the regions where the network is being rolled-out.

         BECET

         BECET had net income of $1.7 million and an operating profit of $2.6 million on operating revenues of $6.7 million for the three months ended June 30, 1997, compared to net income of $1.0 million and an operating profit of $1.1 million on operating revenues of $4.4 million for the same period in 1996. EBITDA increased to $3.3 million for the three months ended June 30, 1997 from $1.3 million for the same period in 1996.

         For the six months ended June 30, 1997, BECET had net income of $3.0 million and an operating profit of $4.1 million on operating revenues of $12.8 million, compared to net income of $1.1 million and an operating profit of $1.4 million on operating revenues of $8.2 million for the same period in 1996. EBITDA increased to $5.7 million for the six months ended June 30, 1997 from $2.3 million for the same period in 1996.

         The increase in operating revenues (52% for the three months and 56% for the six months ended June 30, 1997) is attributable to an increase in the number of BECET's subscribers from approximately 4,900 at June 30, 1996 to 8,900 at June 30, 1997, an increase of 82%. As with PeterStar, the average revenue per line has decreased as BECET's customer base increasingly consists of Kazak businesses and individuals rather than foreign joint ventures. BECET's results for 1997 to date have also been adversely affected by weak economic growth in the cities and regions of Kazakstan outside of Almaty, a trend which may continue for the balance of 1997. General and administrative expenses increased in the six months ended June 30, 1997 to $3.3 million compared to $2.5 million in the same period in 1996.

         During April 1997, it was reported that the Daewoo Corporation ("Daewoo") of South Korea had won through a tender process a 40% stake in Kazaktelekom, the state owned entity which operates the national public telephone network in Kazakstan. The Company and Kazaktelekom each own 50% of BECET. The Company is not yet in a position to assess the impact of this sale on its business, but a significant change in the government's attitude toward BECET or the management direction of Kazaktelekom could have a material adverse effect on the Company.

         BCL

         BCL had net income of $0.1 million and an operating profit of $0.1 million on operating revenues of $1.9 million for the three months ended June 30, 1997, compared to net income of $0.1 million and an operating profit of $0.2 million on operating revenues of $1.6 million for the same period in 1996. EBITDA was $0.3 million for both periods.

         For the six months ended June 30, 1997, BCL had net income of $0.5 million and an operating profit of $0.4 million on operating revenues of $3.7 million. From the acquisition of BCL on April 1, 1996 to June 30, 1996, BCL had net income of $0.1 million and an operating profit of $0.2 million on operating revenues of $1.6 million. EBITDA was $0.9 million for the six months ended June 30, 1997, compared to $0.3 million for the period April 1, 1996 to June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company continues to focus on the emerging telecommunications markets in the Russian Federation and Kazakstan. Investment in telecommunications assets, property and equipment has continued during the first six months of 1997. Capital expenditures in the six months ended June 30, 1997 can be summarized as follows:

                            CAPITAL EXPENDITURE
COMPANY                     IN PERIOD                 EXPLANATION

PeterStar                   $14.4 million             New switching equipment and transmission capacity

BECET                       $1.8 million              Investment in cellular telecommunications network and
                                                      related support infrastructure

Technocom                   $15.8 million             Expenditures on Teleport long distance network

         Capital expenditures are financed through a combination of cash balances existing at the beginning of 1997, each subsidiary's own internally generated cash flow, bank or supplier financing, equipment leasing arrangements between the Company and the subsidiary, intercompany debt arrangements, and by the escrow funds from the June 1996 Placement. More specifically, the Vassilievski Island development in PeterStar is largely being financed through a 5-year supplier financing with Lucent Technologies, while $5.6 million of the Teleport network has been financed through the issue of promissory notes carrying interest at "all-in" rates of 8.4% and 11.2%. The proceeds of the sale of the Company's stake in SPMMTS will also be used, in the future, for the financing of capital expenditures.

         Effective February 28, 1997, the Company continued from Ontario into Delaware and, in connection therewith, has moved its executive offices to the United States. The benefits of the continuance are anticipated to include improved access to the U.S. capital markets, reduced costs of financing and streamlining of management and operations. The costs of the continuance, including the costs of changing the jurisdiction of incorporation of the Company and those involved in setting up executive offices in the United States, have amounted to less than $750,000. In addition, upon the change of jurisdiction, the Company became potentially subject to two distinct tax charges as a consequence of ceasing to be an Ontario corporation: (i) it will be deemed to have disposed of all of its assets at their fair market value as of the date of continuance and the Canadian federal tax authorities will assess tax on any income and net taxable capital gains arising thereby; and (ii) it will be subject to an additional tax on the amount by which the fair market value of the Company's assets, net of liabilities, exceeds the paid-up capital of the Company's issued and outstanding shares at a rate (based on certain factual assumptions) of 5%. Based on management's analysis and advice received to date, the Company believes that no tax will be due. However, there can be no assurance that the Canadian federal tax authorities will conclude that no Canadian federal taxes are due as a result of the continuance or that the amount of Canadian federal taxes claimed or found to be due will not be significant.

         The Company's consolidated balance sheet at June 30, 1997 reflects total assets of $310.0 million, as compared to $306.4 million at December 31, 1996. Total assets at June 30, 1997 were comprised of $56.4 million in current assets (including $32.7 million of cash and cash equivalents), $120.1 million in property and equipment, $68.4 million in telecommunications licenses related to PeterStar, BECET and Teleport, other assets and investments of $23.2 million and escrow funds of $41.9 million. Cash and cash equivalents included the proceeds of the sale of the Company's investment in SPMMTS. The escrow funds were acquired as part of the net proceeds of the June 1996 Placement and are to be disbursed principally for telecommunications equipment to be used in PeterStar and Technocom's operating subsidiaries and for the development of new value added services. Total indebtedness of $126.5 million as a percentage of total assets, was 40.8% at June 30, 1997. The corresponding figures at December 31, 1996 were $123.8 million and 40.4%.

         Shareholders' equity of $130.0 million at June 30, 1997 consisted of $181.0 million in common stock and $13.6 million ascribed to the Warrants issued in the June 1996 Placement, offset by the Company's deficit of $64.6 million. The Company's ratio of total indebtedness to equity at June 30, 1997 was 97.3% compared with 89.7% at December 31, 1996.

         At June 30, 1997, the Company had a working capital surplus of $14.1 million reflecting a small portion of the net proceeds of the June 1996 Placement which were not placed in escrow and the proceeds from the sale of the Company's investment in SPMMTS. This compares to a working capital surplus of $14.2 million at December 31, 1996. The working capital and escrow funds, which totaled $55.9 million at June 30, 1997, are to be used to implement the business plans of the operating subsidiaries into 1998, although the Company's ability to access these funds freely is restricted since the funds in escrow can only be accessed after compliance with a number of conditions, including ensuring that the funds are only used for certain designated purposes and that certain safeguards are in place.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of stockholders was held on June 12, 1997. At this meeting, stockholders of the Company approved the following:

         1.       Election of ten directors; and

         2. The amendment and restatement of the Company's Stock Option Plan and its renaming as the PLD Telekom Inc. Equity Compensation Plan.

         The number of votes cast for, and withheld from, each nominee are set forth below:

                                                   For                          Withheld
                                                   ---                          --------
        Dr. Boris Antoniuk                      25,666,058                      108,233

        Edward Charles Dilley                   25,666,058                      109,833

        Simon Edwards                           25,666,058                      93,264

        James R.S. Hatt                         25,666,058                      93,064

        David L. Heavenridge                    25,666,058                      92,264

        Gennadiy Kudriavtsev                    25,666,058                      109,033

        Dr. Vladimir Kvint                      25,666,058                      104,433

        Timothy P. Lowry                        25,666,058                      105,233

        Robert Smith                            25,666,058                      93,164

        David M. Stovel                         25,666,058                      94,814

         The number of votes cast for, and against, and the number of abstentions in the matter of the amendment and restatement of the Company's Stock Option Plan were: For, 19,256,270; Against, 923,285; Abstain, 77,165.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

          None

      (b) Reports on Form 8-K

          A report on Form 8-K (Item 5 - Other Events) was filed by the Company with the SEC on July 10, 1997 reporting the Company's sale of its stake in SPMMTS.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PLD TELEKOM INC.



Date:  August 14, 1997             By: /s/ Simon Edwards
                                       -------------------------
                                          Simon Edwards
                                          Senior Vice President, Chief Financial
                                          Officer and Treasurer