Form 10-Q
period 1997-09-30
PLD TELEKOM INC
filed 1997-11-14
CIK 890568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1997

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the transition period from ____ to  ____


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


--------------------------------------------------------------------------------

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

      COMMON STOCK, $.01 PAR VALUE - 32,008,050 SHARES (NOVEMBER 13, 1997)

                                PLD TELEKOM INC.


                                      INDEX


                                                                            Page
Part I      Financial Information

    Item 1.  Financial Statements

      Consolidated Condensed Statements of Operations (Unaudited) for the three and nine months ended
      September 30, 1997 and 1996............................................3

      Consolidated Condensed Balance Sheets as at September 30, 1997
      (Unaudited) and December 31, 1996......................................4

      Consolidated Condensed Statements of Cash Flows (Unaudited) for the three and nine months ended September 30, 1997 and 1996......................................5

      Notes to Consolidated Condensed Financial Statements (Unaudited) for
      the three and nine months ended September 30, 1997.....................6

    Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations ...................................................... 8

Part II Other Information

    Item 6.  Exhibits and Reports on Form 8-K...............................15

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLD TELEKOM INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA)


                                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                     SEPTEMBER 30,

                                                                  1997             1996             1997             1996
REVENUES:
   Telecommunications                                        $     29,052     $     16,874     $     78,324     $     40,260
   Finance lease income                                               482              137            1,490              413
                                                             ------------     ------------     ------------     ------------
                                                                   29,534           17,011           79,814           40,673
Direct costs                                                       10,608            5,581           28,294           12,788
                                                             ------------     ------------     ------------     ------------
Gross profit                                                       18,926           11,430           51,520           27,885

OPERATING EXPENSES:
   General and administrative                                       9,804            6,323           25,902           16,026
   Depreciation                                                     3,138            1,378            7,868            3,789
   Amortization of telecommunications licenses                      1,755            1,234            5,814            3,650
    and goodwill
   Taxes other than income taxes                                    1,357              713            3,949            1,728
                                                             ------------     ------------     ------------     ------------
                                                                   16,054            9,648           43,533           25,193
                                                             ------------     ------------     ------------     ------------

Operating income                                                    2,872            1,782            7,987            2,692

Share of loss from equity investments                                (193)            (541)            (740)          (1,423)
Interest and other income                                             625            1,263            3,777            3,193
Interest on bank indebtedness                                        (204)            (154)            (558)            (896)
Interest on long-term debt                                         (4,253)          (3,707)         (12,288)          (4,944)
Amortization of deferred financing costs                             (288)            (507)            (864)            (612)
Foreign exchange loss                                                (497)             (12)            (656)            (432)
                                                             ------------     ------------     ------------     ------------
Earnings/(loss) before income taxes and minority interest          (1,938)          (1,876)          (3,342)          (2,422)
Income taxes                                                        2,048            1,764            5,488            3,118
                                                             ------------     ------------     ------------     ------------
Loss before minority interest                                      (3,986)          (3,640)          (8,830)          (5,540)

Minority interest                                                   1,391            1,118            4,614            1,649
                                                             ------------     ------------     ------------     ------------
Net loss                                                     ($     5,377)    ($     4,758)    ($    13,444)    ($     7,189)
                                                             ============     ============     ============     ============

Net loss per common share                                    ($      0.17)    ($      0.15)    ($      0.42)    ($      0.23)
                                                             ============     ============     ============     ============
Weighted average number of shares of common stock
   outstanding                                                 31,899,328       31,606,701       31,787,099       31,540,256
                                                             ============     ============     ============     ============

    See accompanying notes to consolidated condensed financial statements.

PLD TELEKOM INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
AS AT SEPTEMBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996
(THOUSANDS OF U.S. DOLLARS)

                                                                         SEPTEMBER 30, 1997       DECEMBER 31, 1996
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                  $  28,071                $  40,674
   Trade receivables, net of allowances                                          14,065                   10,528
   Other receivables and prepaids                                                 7,793                    3,522
   Inventory                                                                      2,075                    1,840
   Due from related parties                                                       4,986                    4,408
                                                                              ---------                ---------
                                                                                 56,990                   60,972

Escrow funds                                                                     42,309                   40,984
Property and equipment                                                          122,692                   93,039
Telecommunications licenses                                                      66,964                   72,310
Other investments                                                                 7,001                   24,094
Other assets                                                                     18,701                   14,958
                                                                              ---------                ---------

                                                                              $ 314,657                $ 306,357
                                                                              =========                =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Bank indebtedness                                                                                      15,829
   Notes payable                                                                  5,761                       --
   Accounts payable and accrued liabilities                                      25,010                   25,792
   Due to related parties                                                         4,924                    4,039
   Deferred revenue                                                               2,107                    1,078
   Current portion of long-term debt                                              1,449                       --
                                                                              ---------                ---------
                                                                                 39,251                   46,738

Long-term debt                                                                  125,697                  107,954

Minority interest                                                                23,461                   13,711

SHAREHOLDERS' EQUITY:
Capital stock:
   Preferred stock, par value $0.01 per share, authorized-
    100,000,000 shares, issued and outstanding - 446,884 shares                      31                       31
   Common stock, par value $0.01 per share, authorized -
    100,000,000 shares, issued and outstanding -32,008,050
    (December 31, 1996 - 31,696,034) shares                                         320                  180,878
   Additional paid-in capital                                                   182,296                       --
   Warrants                                                                      13,592                   13,592
                                                                              ---------                ---------
                                                                                196,239                  194,501
Accumulated deficit                                                             (69,991)                 (56,547)
                                                                              ---------                ---------
                                                                                126,248                  137,954
                                                                              ---------                ---------
                                                                              $ 314,657                $ 306,357
                                                                              =========                =========


      See accompanying notes to consolidated condensed financial statements

PLD TELEKOM INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(THOUSANDS OF U.S. DOLLARS)

                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                           SEPTEMBER 30,                SEPTEMBER 30,
                                                         1997          1996          1997          1996
CASH PROVIDED BY (USED IN):
OPERATIONS :
Net loss                                              $  (5,377)    $  (4,758)    $ (13,444)    $  (7,189)

Non-cash items
   Depreciation and amortization                          5,181         2,939        14,546         7,871
   Share of loss of equity investments                      193           541           740         1,423
   Accrued interest on senior discount notes              3,657         3,078        10,500         4,150
   Gain on sale of investment in SPMMTS                      --            --        (1,436)           --
   Minority interest                                      1,391         1,118         4,614         1,649
   Other                                                     --            --           251            --
   Deferred revenue                                         288           594         1,029          (124)
Changes in non-cash working capital                      (7,379)       (5,785)       (8,945)       (1,409)
                                                      ---------     ---------     ---------     ---------
Cash from operations                                     (2,046)       (2,273)        7,855         6,371
                                                      ---------     ---------     ---------     ---------

INVESTING:
Property and equipment                                   (5,762)       (6,595)      (37,772)      (23,378)
Escrow funds                                               (437)         (545)       (1,325)      (46,665)
Proceeds on sale of investment in SPMMTS                     --            --        17,615            --
Other assets and investments                                182         2,756          (662)        2,531
Investment in Teleport                                       --        (3,647)           --        (2,000)
                                                      ---------     ---------     ---------     ---------
                                                         (6,017)       (8,031)      (22,144)      (69,512)
                                                      ---------     ---------     ---------     ---------

FINANCING:
Issue of senior discount and
    convertible notes                                        --            --            --       114,197
Change in revolving credit facility                          --            --            --       (14,500)
Increase in demand bank loans                                --            --         5,171         1,138
Repayment of demand bank loans                               --          (592)      (21,000)           --
Recapitalization of PeterStar                             5,335            --         5,335            --
Issue of common shares                                    1,644           991         1,738           991
Deferred financing costs                                     --        (2,062)           --        (9,041)
Long-term supplier financing                                345            --         8,692            --
Notes payable                                               161            --         5,761            --
Related company/shareholder advances                     (4,011)       (2,045)       (4,011)       (1,843)
                                                      ---------     ---------     ---------     ---------
                                                          3,474        (3,708)        1,686        90,942
                                                      ---------     ---------     ---------     ---------

Increase / (decrease) in cash and cash equivalents       (4,589)      (14,012)      (12,603)       27,801
Cash and cash equivalents, beginning of period           32,660        57,489        40,674        15,676
                                                      ---------     ---------     ---------     ---------

Cash and cash equivalents, end of period              $  28,071     $  43,477     $  28,071     $  43,477
                                                      =========     =========     =========     =========

    See accompanying notes to consolidated condensed financial statements

PLD TELEKOM INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

(1)   BASIS OF PRESENTATION

      The accompanying consolidated condensed financial statements are unaudited and have been prepared by PLD Telekom Inc. (the 'Company') pursuant to the rules and regulations of the Securities and Exchange Commission (the 'SEC'). In the opinion of management, the financial statements include all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Company as at September 30, 1997 and the results of operations and cash flows of the Company for the three and nine months ended September 30, 1997 and 1996.

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

(2)   CONTINUANCE OF THE COMPANY IN DELAWARE

      On February 27, 1997, the shareholders of the Company at a special meeting of shareholders approved a resolution authorizing the Company to continue as a Delaware corporation under the Delaware General Corporation Law and simultaneously discontinue the Company's existence in Ontario under the Business Corporations Act (Ontario). The continuance was effective as of February 28, 1997. Following the continuance, the Company's financial statements are now prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The comparative figures for the three month and nine month periods ended September 30, 1996 were previously prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP). As a consequence of the continuance to Delaware, the comparative figures have been restated in accordance with U.S. GAAP.

(3)   FUTURE ACTIVITIES

      The Company's telecommunications businesses are developing rapidly in an emerging economy which, by its nature, has an uncertain economic, political and regulatory environment. The general risks of operating businesses in the former Soviet Union include the possibility for rapid change in government policies, economic conditions, the tax regime and foreign currency regulations. In addition, Teleport -TP's satellite-based long distance network is at an early stage of its development and operation and is therefore subject not only to the general risks and uncertainties of operating in Russia, but also those involved in the launching of a new telecommunications service. In addition, this national long-distance service is being developed in various regions of Russia and its implementation and results of operations will therefore be affected by, among other things, the often uncertain economic conditions and growth rates in such regions.

      Ultimate recoverability of the Company's investments in its operating subsidiaries, PeterStar Company Limited ('PeterStar'), Baltic Communications Limited ('BCL'), BECET International ('BECET'), and Teleport-TP ('Teleport'), is dependent upon each of these subsidiaries achieving and maintaining profitability, which is dependent to a certain extent on the stabilization of the economies of the former Soviet Union, the ability to maintain the necessary telecommunications licenses and the ability to obtain adequate financing to meet capital commitments.

(4)   RESTRICTED CASH

      Cash and cash equivalents includes cash on deposit of approximately $2.9 million which secures accounts payable of Technocom Limited ("Technocom"). In addition, pursuant to the terms of the Company's $149.5 million private placement completed on June 12, 1996, $42.3 million remained in escrow on September 30, 1997. These funds will be released in the future for telecommunications equipment and investments in Russia and Kazakstan.

(5)   CONTINGENCIES

      (a) The Company has paid certain costs on behalf of, and made certain loans to, PeterStar, which resulted in an intercompany balance of approximately $22.8 million at December 31, 1996. The recapitalization of PeterStar in an amount of $13.8 million was completed during the third quarter, with such funds being used to repay an equal amount of these advances. Negotiations are also continuing as to the mechanism of repayment of the remaining balance. A further $850,000 is supported by short-term loan agreements.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to political, social and economic conditions in the countries of the former Soviet Union and the Commonwealth of Independent States, the commencement of certain programs and the proposed offering of certain services by the Company's operating subsidiaries, proposed changes in the Company's corporate structure and centers of operations and interpretations and actions of certain regulatory authorities, including in the United States, Canada, Russia and Kazakstan, as well as information contained elsewhere in this Report where statements are preceded by, followed by, or include the words 'believes,' 'expects,"'anticipates,' and similar expressions. For such statements the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, those discussed elsewhere in this Report.

BASIS OF PRESENTATION

       The Company's key interests at September 30, 1997 include a 60% equity interest in PeterStar, which provides telecommunications services in St. Petersburg, Russia; a 50% equity interest in BECET, which provides cellular services in Kazakstan; and a 51% equity interest in Technocom which, through its 49% equity interest in Teleport, operates an international teleport in Moscow, fiber optic networks in Moscow and its environs and a satellite-based long distance network across Russia.

      The consolidated financial information for the nine months ended September 30, 1997 differs from the nine months ended September 30, 1996 by reflecting:

      (i) the Company's acquisition of 100% of the outstanding shares of BCL in April 1996. Accordingly, only six months of BCL's results of operations and cash flows are reflected in the nine month period ended September 30, 1996; and

      (ii) the acquisition by Technocom of a controlling voting interest in Teleport effective December 31, 1996. Teleport is now accounted for as a subsidiary rather than using the equity method.

      Effective February 28, 1997, the Company was continued as a Delaware corporation and as a result its financial statements are now prepared in accordance with U.S. GAAP. The interim financial statements for the three months and nine months ended September 30, 1996 were prepared in accordance with Canadian GAAP. As a consequence of the continuance to Delaware, the financial statements for these comparative periods have been restated in accordance with U.S. GAAP. The most substantial difference between Canadian and U.S. GAAP in the case of the Company is that U.S. GAAP does not permit the capitalization of pre-operating costs of PeterStar and BECET.

      Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", which superseded APB Opinion No. 15, "Earnings Per Share", was issued in February 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structure on the face of the statement of operations. Basic EPS is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. SFAS 128 is required to be adopted for year-end 1997; earlier application is not permitted. The Company does not expect the basic or diluted EPS measured under SFAS 128 to be materially different than if measured under APB No. 15.

      Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131 (SFAS 131) "Disclosure about Segments of an Enterprise and Related Information," were issued in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has not determined the impact of SFAS 130 on its financial statements. SFAS 131 establishes standards for the way public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is required to adopt both new standards in the first quarter of 1998.

      EBITDA is used as a measure of operating performance and is defined as earnings (or loss) from continuing operations before income taxes and minority interest plus net interest (interest expense less interest income) plus depreciation and amortization. It is presented as supplemental disclosure because it assists in understanding the Company's operating results. EBITDA, however, should not be considered in isolation or as a substitute for net income, cash flow provided by operating activities or other income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

      PLD TELEKOM INC. -- CONSOLIDATED

      Overview. The Company reported a net loss of $5.4 million, or $0.17 per share, and operating income of $2.9 million, on total revenues (consisting of operating revenues plus interest and other income) of $30.2 million for the three months ended September 30, 1997, compared with a net loss of $4.8 million, or $0.15 per share, and operating income of $1.8 million, on total revenues of $18.3 million during the same period in 1996. Consolidated EBITDA increased 69% to $7.1 million for the three months ended September 30, 1997 from $4.2 million for the same period in 1996.

      For the nine months ended September 30, 1997, the Company reported a net loss of $13.4 million, or $0.42 per share, and operating income of $8.0 million, on total revenues of $83.6 million, compared with a net loss of $7.2 million, or $0.23 per share, and operating income of $2.7 million, on total revenues of $43.9 million during the same period in 1996. Consolidated EBITDA increased 112% to $20.3 million for the nine months ended September 30, 1997 from $9.6 million for the same period in 1996.

      The increase in net loss for the three and nine months ended September 30, 1997 is due primarily to the increase in the interest charge on long-term debt for the quarter of $4.3 million and for the nine months of $12.3 million. In the three and nine months ended September 30, 1996, the interest charge on long-term debt totaled $3.7 million and $4.9 million respectively.

      Revenues. Consolidated operating revenues increased by 74% to $29.5 million for the three months ended September 30, 1997 from $17.0 million for the same period in 1996. For the nine months ended September 30, 1997, consolidated operating revenues increased by 96% to $79.8 million from $40.7 million for the same period in 1996. The increase in operating revenues for both periods is attributable primarily to strong revenue growth in PeterStar and BECET, and the consolidation of revenues from BCL as of April 1, 1996 and from Teleport as of January 1, 1997.

      Direct costs. Direct costs increased 90% to $10.6 million for the three months ended September 30, 1997 from $5.6 million for the same period in 1996. Direct costs as a percentage of operating revenues for the three months ended September 30, 1997 were 35.9% compared with 32.8% for the same period in 1996.

      For the nine months ended September 30, 1997, direct costs increased 121% to $28.3 million from $12.8 million for the same period in 1996. Direct costs as a percentage of operating revenues for the nine months ended September 30, 1997 were 35.4% compared with 31.4% for the same period in 1996.

      The increase in direct costs as a percentage of operating revenues is attributable primarily to the consolidation of Teleport during the period, which had higher direct costs of $8.9 million on sales of $12.7 million (70%) because it is still in its start-up phase. Removing the impact of the inclusion of Teleport's revenues and direct costs, direct costs in the remaining businesses have been reducing gradually to 28.9% of operating revenues.

      General and administrative costs. General and administrative costs include the day-to-day expenses in all subsidiary operations as well as corporate expenses. General and administrative costs increased by 55% to $9.8 million in the three months ended September 30, 1997 from $6.3 million in the same period in 1996. For the nine months ended September 30, 1997, general and administrative costs increased by 62% to $25.9 million from $16.0 million in the same period in 1996.

      These increases in general and administrative costs reflect the continued growth in the scale and extent of the operating businesses and Technocom's acquisition of a controlling stake in Teleport.

      Depreciation. Depreciation increased 128% to $3.1 million during the three months ended September 30, 1997 from $1.4 million during the same period in 1996. For the nine months ended September 30, 1997, depreciation increased 108% to $7.9 million from $3.8 million during the same period of 1996. The increases in depreciation reflect an increase in the asset base of approximately 89% between September 30, 1996 and September 30, 1997, due primarily to further capital expenditure as the build-out of the PeterStar, BECET and Teleport networks has continued.

      Amortization. The Company continues to amortize the difference between the purchase price and the fair value of the net assets acquired for its interests in PeterStar, BECET, and - as of January 1, 1997 - Teleport on a straight line basis. The charge for the three months ended September 30, 1997 was $1.8 million compared to $1.2 million for the same period in 1996. For the nine months ended September 30, 1997, the amortization charge was $5.8 million compared to $3.7 million for the same period in 1996.

      Interest and other income. On June 12, 1996, the Company completed a $149.5 million private placement (the 'June 1996 Placement') consisting of (i) 123,000 units consisting of $123 million aggregate principal amount at stated maturity of 14% Senior Discount Notes due 2004 (the 'Senior Notes'), together with Warrants to purchase a total of 4,182,000 Common Shares; and (ii) $26.5 million aggregate principal amount of 9% Convertible Notes (the 'Convertible Notes'). Under the terms of the June 1996 Placement, $46 million was deposited into an escrow account for subsequent disbursement into telecommunications equipment or telecommunications companies in Russia and Kazakstan. All funds yet to be disbursed continue to be invested in short-term reverse repurchase agreements secured by U.S. treasury bonds. These investments, together with interest earned on other cash deposits and miscellaneous other income, produced total interest and other income for the three months ended September 30, 1997 of $0.6 million and for the nine months ended September 30, 1997 of $3.8 million. Other income for the nine months ended September 30, 1997 included a $1.4 million gain on the Company's sale of its investment in SPMMTS (St. Petersburg Intercity and International Telephone, the international and long distance gateway to St. Petersburg) in June 1997, for aggregate proceeds of $17.6 million. Interest and other income in the three and nine months ended September 30, 1996 of $1.3 million and $3.2 million, respectively, was comprised mainly of interest income.

      Interest on long-term debt. The debt instruments issued in the June 1996 Placement represent entirely new indebtedness of the Company and resulted in an interest charge on long-term debt of $4.3 million for the three months ended September 30, 1997, consisting of non-cash interest accruals on the Senior Notes of $3.7 million and interest on the Convertible Notes of $0.6 million. For the nine months ended September 30, 1997, these debt instruments resulted in an interest charge on long-term debt of $12.3 million, consisting of non-cash interest accruals on the Senior Notes of $10.5 million and interest on the Convertible Notes of $1.8 million. The interest charge for the three months and nine months ended September 30, 1996 was $3.7 million and $4.9 million respectively, consisting primarily of non-cash interest accruals on the Senior Notes.

      Income taxes. The income tax charge for the three months ended September 30, 1997 was $2.0 million compared with $1.8 million during the same period in 1996. For the nine months ended September 30, 1997, the income tax charge was $5.5 million compared with $3.1 million during the same period in 1996. The provision for income taxes relates substantially to current income taxes in the Company's Russian and Kazak businesses and reflects the substantially improved profitability of these subsidiaries.

      PETERSTAR

      PeterStar reported net income of $4.0 million and an operating profit of $4.8 million on operating revenues of $14.0 million for the three months ended September 30, 1997, compared to net income of $1.5 million and an operating profit of $2.9 million on operating revenues of $8.0 million for the same period in 1996. EBITDA increased 76% to $5.8 million for the three months ended September 30, 1997 from $3.3 million for the same period in 1996.

      For the nine months ended September 30, 1997, PeterStar reported net income of $10.6 million and an operating profit of $14.1 million on operating revenues of $36.5 million, compared to net income of $4.6 million and an operating profit of $7.0 million on operating revenues of $21.2 million for the same period in 1996. EBITDA increased 94% to $16.7 million for the nine months ended September 30, 1997 from $8.6 million for the same period in 1996.

      The 73% and 72% increase in operating revenues for the three and nine months ended September 30, 1997, respectively, reflect a 102% increase in line penetration from approximately 43,500 at September 30, 1996 to approximately 88,000 at September 30, 1997. While PeterStar anticipates continuing to increase line penetration in the future, the impact of this on operating revenues is also expected to be offset by decreases in average revenue per line.

      PeterStar's average revenue per line has decreased as its customer base is shifting from the high margin niche market of international joint ventures to a lower margin predominantly Russian business market. In addition, as development of the Vassilyevski Island project progresses, the added residential customers on the PeterStar network will contribute lower revenue per line than the business customers.

      General and administrative costs in PeterStar rose to $6.8 million for the nine months ended September 30, 1997, from $5.0 million for the same period in 1996, an increase of 36%, reflecting the increase in operating revenues of the PeterStar business over that period.

      TECHNOCOM

      Technocom, which includes the results of Teleport, reported a net loss of $1.5 million and an operating loss of $1.1 million on operating revenues of $4.9 million for the three months ended September 30, 1997, compared to a net loss of $0.1 million and an operating loss of $0.5 million on operating revenues of $1.4 million for the same period in 1996.

      For the nine months ended September 30, 1997, Technocom reported a net loss of $2.8 million and an operating loss of $2.2 million on operating revenues of $16.0 million, compared to a net loss of $0.1 million and an operating loss of $0.9 million on operating revenues of $1.9 million for the same period in 1996.

      The increase in operating revenues from 1996 was derived primarily from the consolidation of Teleport in the financial statements of Technocom.

      TELEPORT

      Teleport had a net loss of $0.9 million and an operating loss of $0.4 million on operating revenues of $3.9 million for the three months ended September 30, 1997. For the nine months ended September 30, 1997, Teleport had a net loss of $1.6 million and an operating loss of $0.6 million on operating revenues of $12.7 million. Teleport financial results were not consolidated during the same period in 1996.

      While showing significant growth over its performance in 1996, Teleport's operating revenues have been depressed for the three and nine months ended September 30, 1997 due primarily to the continued delayed roll-out of its satellite-based long distance network resulting principally from the logistics involved in the physical implementation of the network and the regulatory and other requirements imposed by local authorities. These problems, particularly the regulatory issues which were unanticipated when the roll out program was commenced, have continued for a longer period of time in 1997 than was expected, and have caused Teleport to reduce its target for 1997 installations by the end of 1997 from 45 to 35. The Company currently expects to experience fewer logistical and regulatory delays in 1998, but no assurances can be made that additional such delays will not be encountered. In addition, Teleport's future results may be affected by the poor economic conditions in some of the regions where the network is being rolled-out.

      BECET

      BECET had net income of $1.7 million and an operating profit of $2.3 million on operating revenues of $7.9 million for the three months ended September 30, 1997, compared to net income of $1.8 million and an operating profit of $2.4 million on operating revenues of $5.2 million for the same period in 1996. EBITDA increased to $3.7 million for the three months ended September 30, 1997 from $2.8 million for the same period in 1996.

      For the nine months ended September 30, 1997, BECET had net income of $4.7 million and an operating profit of $6.5 million on operating revenues of $20.6 million, compared to net income of $2.9 million and an operating profit of $3.8 million on operating revenues of $13.4 million for the same period in 1996. EBITDA increased to $9.3 million for the nine months ended September 30, 1997 from $5.2 million for the same period in 1996.

      The increase in operating revenues (51% for the three months and 54% for the nine months ended September 30, 1997) is attributable to an increase in the number of BECET's subscribers from approximately 6,000 at September 30, 1996 to 9,739 at September 30, 1997, an increase of 62%. As with PeterStar, the average revenue per line has decreased as BECET's customer base increasingly consists of Kazak businesses and individuals who make fewer international calls than foreign joint ventures. BECET's results for 1997 to date have also been adversely affected by weak economic growth in the cities and regions of Kazakstan outside of Almaty, a trend which may continue for the balance of 1997 and into 1998. General and administrative expenses increased in the nine months ended September 30, 1997 to $6.2 million compared to $4.1 million in the same period in 1996, an increase of 51.1%.

      During April 1997, it was reported that the Daewoo Corporation ('Daewoo') of South Korea had acquired a 40% stake in Kazaktelekom, the state owned entity which operates the national public telephone network in Kazakstan. The Company and Kazaktelekom each own 50% of BECET. The Company is not yet in a position to assess the impact of this sale on its business, but a significant change in the government's attitude toward BECET or the management direction of Kazaktelekom could have a material adverse effect on the Company.

      BCL

      BCL reported negligible net income, operating profit of $0.3 million and EBITDA of $0.4 million on operating revenues of $2.0 million for the three months ended September 30, 1997 compared to net income of $0.4 million, operating profit of $0.3 million and EBITDA of $0.7 million on operating revenues of $1.8 million for the three months ended September 30, 1996. For the nine months ended September 30, 1997, BCL reported net income of $0.6 million, an operating profit of $1.0 million and EBITDA of $1.4 million on operating revenues of $5.7 million. As BCL was acquired on April 1, 1996, comparative figures for the nine months ended September 30, 1996 are not available.

LIQUIDITY AND CAPITAL RESOURCES

      For the nine months ended September 30, 1997, a total of $7.9 million in cash was generated from operations, $17.6 million was realized from the sale of the Company's 10.4% equity interest in SPMMTS and $37.7 million was invested in equipment in the Company's businesses. Cash decreased a total of $12.6 million over the period to $28.1 million from $40.7 million at December 31, 1996.

      Major capital expenditures incurred during the nine months ended September 30, 1997 included the following:




COMPANY            CAPITAL EXPENDITURE        DESCRIPTION


PeterStar          $17.4 million              New switching equipment and
                                              transmission capacity

BECET              $2.6 million               Investment in cellular
                                              telecommunications network and
                                              related support infrastructure

Technocom          $17.8 million              Expenditures on Teleport long
                                              distance network


      Capital expenditures are financed through a combination of cash balances existing at the beginning of 1997, each subsidiary's own internally generated cash flow, bank or supplier financing, equipment leasing arrangements between the Company and the subsidiary, intercompany debt arrangements, and the escrow funds from the June 1996 Placement. More specifically, the Vassilyevski Island development in PeterStar is largely being financed through a 5-year supplier financing with Lucent Technologies, while $5.6 million of the Teleport network has been financed through the issue of promissory notes carrying interest at "all-in" rates of 8.4% and 11.2%. The remaining proceeds of the sale of the Company's stake in SPMMTS will also be used, in the future, for the financing of capital expenditures.

      Effective February 28, 1997, the Company continued from Ontario into Delaware and, in connection therewith, has moved its executive offices to the United States. The benefits of the continuance are anticipated to include improved access to the U.S. capital markets, reduced costs of financing and streamlining of management and operations. The costs of the continuance, including the costs of changing the jurisdiction of incorporation of the Company and those involved in setting up executive offices in the United States, have amounted to approximately $500,000. In addition, upon the change of jurisdiction, the Company became potentially subject to two distinct tax charges as a consequence of ceasing to be an Ontario corporation: (i) it will be deemed to have disposed of all of its assets at their fair market value as of the date of continuance and the Canadian federal tax authorities will assess tax on any income and net taxable capital gains arising thereby; and (ii) it will be subject to an additional tax on the amount by which the fair market value of the Company's assets, net of liabilities, exceeds the paid-up capital of the Company's issued and outstanding shares at a rate (based on certain factual assumptions) of 5%. Based on management's analysis and advice received to date, the Company believes that no tax will be due. However, there can be no assurance that the Canadian federal tax authorities will conclude that no Canadian federal taxes are due as a result of the continuance or that the amount of Canadian federal taxes claimed or found to be due will not be significant.

      The Company's consolidated balance sheet at September 30, 1997 reflects total assets of $314.7 million, as compared to $306.4 million at December 31, 1996. Total assets at September 30, 1997 were comprised of $57.0 million in current assets (including $28.1 million of cash and cash equivalents), $122.7 million in property and equipment, $67.0 million in telecommunications licenses related to PeterStar, BECET and Teleport, other assets and investments of $25.7 million and escrow funds of $42.3 million. Cash and cash equivalents include the proceeds of the sale of the Company's investment in SPMMTS. The escrow funds were acquired as part of the net proceeds of the June 1996 Placement and are to be disbursed principally for telecommunications equipment to be used in PeterStar and Technocom's operating subsidiaries and for the making of investments in existing or new operations. Total short and long-term indebtedness of $132.9 million as a percentage of total assets, was 42.2% at September 30, 1997. The corresponding figures at December 31, 1996 were $123.8 million and 40.4%.

      Shareholders' equity of $126.2 million at September 30, 1997 consisted of $182.6 million in common stock and additional paid in capital and $13.6 million ascribed to the Warrants issued in the June 1996 Placement, offset by the Company's deficit of $70.0 million. The Company's ratio of total indebtedness to equity at September 30, 1997 was 105.3% compared with 89.7% at December 31, 1996.

      At September 30, 1997, the Company had a working capital surplus of $17.7 million reflecting a small portion of the net proceeds of the June 1996 Placement which were not placed in escrow and the proceeds from the sale of the Company's investment in SPMMTS. This compares to a working capital surplus of $14.2 million at December 31, 1996. The working capital and escrow funds, which totaled $60.0 million at September 30, 1997, are to be used to implement the business plans of the operating subsidiaries into 1998, although the Company's ability to access these funds freely is restricted since the funds in escrow can only be accessed after compliance with a number of conditions, including ensuring that the funds are only used for certain designated purposes and that certain safeguards are in place.

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

                                     PART II
                                OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a)    Exhibits

           None.

    (b)    Reports on Form 8-K

           None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                PLD TELEKOM INC.



Date:  November 13, 1997        By:  /s/ Simon Edwards
                                     ------------------------------------------
                                         Simon Edwards
                                         Senior Vice President, Chief Financial
                                         Officer and Treasurer