Form 10-K
period 1997-12-31
PLD TELEKOM INC
filed 1998-03-31
CIK 890568

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-20444

                                PLD TELEKOM INC.
                    (FORMERLY PETERSBURG LONG DISTANCE INC.)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           13-3950002
          (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER IDENTIFICATION NO.)
          INCORPORATION OR ORGANIZATION)

           680 FIFTH AVENUE, 24TH FLOOR                                    10019
                   NEW YORK, NY                                         (ZIP CODE)
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (212) 262-6060

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
          -------------------           -----------------------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE           NASDAQ NATIONAL MARKET

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. [ ]

     As of March 27, 1998, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $178,045,652. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the National Market segment of The Nasdaq Stock Market on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all executive officers, directors and beneficial owners of more than ten percent of the Common Stock of the Company.

     As of March 27, 1998, there were 33,324,290 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     As stated in Part III of this annual report on Form 10-K, portions of the definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K are incorporated herein by reference.

     Unless the context indicates otherwise, the terms "PLD" and "Company" refer to PLD Telekom Inc.

================================================================================

                                PLD TELEKOM INC.

        FORM 10-K ANNUAL REPORT FOR FISCAL YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................     1
Item 2.   Properties..................................................    63
Item 3.   Legal proceedings...........................................    64
Item 4.   Submission of matters to a vote of security holders.........    64

PART II
Item 5.   Market for registrant's common equity and related
          stockholder matters.........................................    64
Item 6.   Selected financial data.....................................    66
Item 7.   Management's discussion and analysis of financial condition
          and results of operations...................................    67
Item 8.   Financial statements and supplementary data.................    84
Item 9.   Changes in and disagreements with accountants on accounting
          and financial disclosures...................................    84

PART III
Item 10.  Directors and executive officers of the registrant..........    85
Item 11.  Executive compensation......................................    85
Item 12.  Security ownership of certain beneficial owners and
          management..................................................    85
Item 13.  Certain relationships and related transactions..............    85

PART IV
Item 14.  Exhibits, financial statement schedules and reports on forms
          8-K.........................................................    86

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     PLD Telekom Inc. ("PLD" or the "Company"), through its operating subsidiaries, is a major provider of local, long distance and international telecommunications services in the Russian Federation and Kazakhstan. The Company's four principal operating businesses are: (i) PeterStar Company Limited ("PeterStar"), which provides integrated local, long distance and international telecommunications services in St. Petersburg through a fully digital fiber optic network; (ii) Technocom Limited ("Technocom"), which, through Teleport-TP, provides dedicated international telecommunications services to Russian and foreign businesses in Moscow and operates a satellite-based pan-Russian long distance network; (iii) Baltic Communications Limited ("BCL"), which provides dedicated international telecommunications services in St. Petersburg; and (iv) BECET International ("BECET"), which currently provides the only national cellular service in Kazakhstan. Since 1994, Cable and Wireless plc ("Cable & Wireless"), a leading global communications company whose shares are listed on the London and New York Stock Exchanges, has invested approximately $85 million for an approximately 30% stake in the Company's Common Stock. Cable & Wireless has recently announced that it is involved in active discussions with a view towards disposing of its stake in the Company, but that no definitive agreement has been reached. See "-- Relationship with Cable and Wireless plc."

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

     The Company has several potential sources of cash flows, including fees from management services, dividends, repayment of intercompany advances, lease payments and payments under equipment sales contracts. The Company currently generates fees from management services provided to certain of its operating subsidiaries. Although its ability to generate dividend income in the near future may be limited due to the cash flow requirements of its operating businesses, the Company expects to receive dividends in the future. One of its operating subsidiaries, BECET, paid two dividends in 1997. The Company received payments in respect of intercompany advances during the course of 1997 and expects this to continue in 1998. In relation to leases and equipment sales contracts entered into with its operating subsidiaries, the Company anticipates starting to receive payments during 1998.

     The fostering of existing, and the creation of new, partnerships with local and regional partners is crucial to the long-term success of the Company in this environment. In its operating businesses, the Company's partners include:
Petersburg Telephone System ("PTS"), the local telephone system operator in St. Petersburg, and St. Petersburg Intercity & International Telephone ("SPMMTS"), the gateway for national and international long distance calls to and from St. Petersburg, which together hold an indirect 14% interest in PeterStar; Kazakhtelekom, the state-owned national telecommunications operator in Kazakhstan and the holder of a 50% interest in BECET; and AO Rostelecom ("Rostelecom"), the primary long distance and international carrier in the Russian Federation and a 44% shareholder in Teleport-TP. The Company will seek to continue developing ventures with local partners who can provide: (i) assistance in obtaining telecommunications operating licenses; (ii) access to network facilities; and (iii) political support.

CORPORATE STRUCTURE

     The following chart shows the corporate structure of the Company and its material interests (but excludes intermediate holding companies and leasing companies such as NWE Capital (Cyprus) Ltd.

("NWE Cyprus") and PLD Asset Leasing Limited ("PLD Leasing")), together with the percentage of equity ownership of the Company and Technocom in each operating subsidiary and other significant investments.

                          [CORPORATE STRUCTURE CHART]
---------------
(1) The Company holds its interests in a number of its subsidiaries through NWE Cyprus to take advantage of the double taxation treaty between Cyprus and the Russian Federation.

(2) The other shareholders of PeterStar are: PLD Holdings Ltd., a company registered in Bermuda (11%), which is indirectly wholly owned by Cable & Wireless; and Telecominvest (29%), which is owned 51% by an affiliate of Commerzbank AG, 25% by PTS and 24% by SPMMTS, and which was formed by PTS and SPMMTS to act as a holding company for their respective interests in a number of telecommunications ventures in Northwest Russia.

(3) In November 1997, the Company acquired an additional 29.65% of the ordinary shares in Technocom, bringing its total interest to the current 80.40% As a result, the remaining interests in Technocom are beneficially owned by: (i) Plicom Limited (14.57%), an Irish company beneficially owned by the family interests of Mr. Mark Klabin ("Plicom"); and (ii) Elite International Limited (5.03%), an Irish company beneficially owned by a trust advised by Dr. Boris Antoniuk ("Elite"). The Company understands that Dr. Antoniuk has the power to exercise the voting rights of the shares in Technocom owned by Elite. The remainder of the interests held by Plicom and Elite are subject to put and call arrangements with the Company. See "-- Acquisition of Additional Interests in Technocom;" "-- Risk Factors -- Risks Involving the Company -- Effect of Technocom Minority Shareholders' Put Options."

     Technocom also holds an effective 100% interest in Space Communication Services (SCS) Limited, a company organized under the laws of Guernsey, Channel Islands ("SCS"), which acts as Teleport-TP's marketing arm for the selling and administration of TV broadcasting services, and a 50% interest in Rosh Telecom Limited, a telecommunications equipment distributor.

(4) The Company holds its 50% interest in BECET through its wholly owned subsidiary, Wireless Technology Corporations Limited ("WTC"), a corporation organized under the laws of the British Virgin Islands, which in turn is wholly owned by NWE Cyprus. The other 50% interest in BECET is currently held by Kazakhtelekom, a Kazakh joint stock company, formerly wholly owned by the government of Kazakhstan, which operates the public telephone network in that country. In May 1997, the Kazakh government announced the sale of a 40% stake in Kazakhtelekom to Daewoo. However, in March 1998, it was reported that Daewoo had sold a portion of its stake (reported to be approximately 10%) to an unnamed third party. The report did not indicate whether Daewoo proposed to sell or retain the remainder of its stake in Kazakhtelekom.

(5) In 1996, Technocom's interest in Teleport-TP was increased to its current 49.33% (56% voting interest) through: (i) its acquisition of a 55.51% interest in JV Technopark Limited ("Technopark"), which owns a 7.5% interest in Teleport-TP; and (ii) the acquisition by Roscomm Limited, a Guernsey company ("Roscomm"), which is 66.67% beneficially owned by Technocom and which already owned a 5% interest in Teleport-TP, of an additional 5% interest previously held in trust for the VVC, the All-Russian Exhibition Center, a business park in Moscow. Technocom holds 38.5% of its beneficial interest directly, 6.67% through its 66.67% beneficial interest in Roscomm (which owns a 10% interest in Teleport-TP), and 4.16% through its 55.51% interest in Technopark (which owns a 7.5% interest in Teleport-TP). The remaining 44% voting interest in Teleport-TP is held by Rostelecom.

     Teleport-TP holds a 25% interest in Gorizont-RT, a cellular telecommunications operator in the Republic of Sakha. The remaining interests in Gorizont-RT are held by Sakhatelekom (51%) and local business partners (24%).

(6) Technocom holds a 49% interest in MTR-Sviaz, a wireline telecommunications operator in Moscow. The remaining 51% interest is held by Mosenergo, the Moscow city power utility.

RELATIONSHIP WITH CABLE AND WIRELESS PLC

     The Company has had a working relationship with Cable & Wireless, which currently holds a 30% stake in the Company's Common Stock, since the time Cable & Wireless first acquired an interest in the Company in 1994. The relationship has allowed the Company to draw upon Cable & Wireless' commercial and technical expertise and has provided the Company with access to Cable & Wireless': (i) expatriate management; (ii) training facilities; and (iii) technical and project management staff to assist in evaluating and implementing new investment opportunities. Cable & Wireless currently holds two of the 10 seats on the Company's Board of Directors and will continue to do so as long as it holds at least a 25% voting interest in the Company. Cable & Wireless has recently announced that it is involved in active discussions with a view towards disposing of its stake in the Company, but that no definitive agreement has been reached. See "-- Risk Factors -- Risks Involving the Company -- Historical Dependence on Cable and Wireless plc."

THE PRIVATE PLACEMENT OF NOTES AND WARRANTS

     In June 1996, the Company issued the following securities to a limited number of U.S. institutional investors (the "June 1996 Placement"): (i) $123,000,000 aggregate principal amount at maturity of 14% Senior Discount Notes due 2004 (the "Senior Notes"); (ii) 123,000 warrants (the "Placement Warrants") to purchase an aggregate of 4,182,000 shares of Common Stock (the "Placement Warrant Shares"); and (iii) $26,500,000 aggregate principal amount of 9% Convertible Subordinated Notes due 2006 (the

"Convertible Notes" and together with the Senior Notes, the "Notes"). The Senior Notes and the Placement Warrants were initially issued as units (the "Units") and the Placement Warrants became separable from the Senior Notes on December 10, 1996.

     Pursuant to a consent solicitation dated March 4, 1998, the Company proposed, and the required number of holders of the Senior and Convertible Notes approved, certain amendments to the Senior Note and Convertible Note Indentures. See "-- The Consent Solicitation."

     Unless the context clearly requires otherwise, references to the "Notes", the "Senior Notes" and the "Convertible Notes" shall refer to such securities as so amended, and references to the "Senior Note Indenture", the "Convertible Note Indenture" and the "Indentures" shall refer to such indentures, as so amended.

CHANGE OF COMPANY NAME AND CONTINUANCE

     Effective August 1, 1996, the Company changed its name from Petersburg Long Distance Inc. to PLD Telekom Inc. Prior to February 28, 1997, the Company was a corporation organized under the laws of the Province of Ontario. On February 28, 1997, after having obtained the necessary authorizations from its shareholders and Canadian authorities, the Company simultaneously discontinued its existence in Ontario and continued as a corporation organized under the laws of the State of Delaware (the "Continuance"). The Continuance effected a change in the legal domicile of the Company as of February 28, 1997, but did not change the business or operations of the Company or the directors or officers of the Company. Following the Continuance, the Company has established its executive offices in New York, New York.

ACQUISITION OF ADDITIONAL INTERESTS IN TECHNOCOM

     On November 26, 1997 the Company acquired a further 59 ordinary shares of Technocom, thereby increasing its percentage interest in Technocom from 50.75% to 80.4%. The Company acquired 30 of these shares from Plicom, one of the two other shareholders of Technocom, for $18.5 million in cash. The remaining 29 shares were acquired from the other shareholder of Technocom, Elite, for $6.25 million in cash and 1,316,240 shares of Common Stock. Sale of these shares is prohibited prior to January 1, 2000.

     In addition, the Company restructured certain "put and call" arrangements with the other two shareholders of Technocom. Under these arrangements as originally structured, the remaining ordinary shares of Technocom held by these shareholders (29 shares, or approximately 14.6% of the total ordinary shares outstanding, in the case of Plicom, and 10 shares, or approximately 5% of the total ordinary shares outstanding, in the case of Elite) were to have been independently valued in 1999 and the Company had the right to call, and Plicom and Elite had the right to put, their respective interests at the per share value established by the valuation.

     These arrangements were restructured as follows. In the case of the interest held by Plicom, while the date on which the put or call could be exercised did not change, the valuation procedure was eliminated and the "put and call" price for its interest was set at a fixed $17,500,000. In the case of Elite, two of its remaining ten ordinary shares were made subject to a new put and call arrangement which would come into effect in 1998, with the "put and call" price to be $1 million or, at Elite's option, that number of shares of the Common Stock which resulted from dividing $1 million by the lower of $5.85 and the average closing price of such shares over the preceding ten trading days. The remaining eight ordinary shares continued to be subject to the existing put and call arrangements in 1999, except that the valuation would be made by the Company and the amount paid pursuant to the exercise of either the put or the call could not exceed $9,620,689 or be less than $6,689,655.

     The Company financed these acquisitions by using $9 million from the proceeds of the Senior Notes (and, pursuant to the terms of the Indenture governing the Senior Notes, pledging 17 of the Technocom shares acquired), and also by issuing $12.32 million in 12% Series A secured revolving credit notes (the "Series A Notes") and $3.1 million in 12% Series B revolving credit notes (the "Series B Notes" and, together with the Series A Notes, the "Revolving Credit Notes"), to The Travelers Insurance Company and

The Travelers Indemnity Company (collectively, the "Travelers Parties") pursuant to a Revolving Credit Note and Warrant Agreement dated November 26, 1997 between the Company and the Travelers Parties (the "Revolving Credit Agreement"). Required amortization of the Revolving Credit Notes at the rate of $1,000,000 per month commences on July 31, 1998. The Series B Notes come due on September 30, 1998, and the Series A Notes come due on December 31, 1998. Both the Series A Notes and the Series B Notes are secured by the Company's inventory and accounts receivable. In addition, the Series B Notes are secured by 28 of the Technocom shares acquired. In addition to issuing the Series A and Series B Notes, the Company also issued to the Travelers Parties a total of 423,000 warrants to purchase Common Stock at $8.625 at any time up to December 31, 2008 (the "Travelers Warrants"). A value of $423,000, which has been ascribed to the Travelers Warrants, has been included in the Company's shareholders' equity.

     In addition, the Company will be obligated to issue additional warrants to the holders of the Series A and B Notes should the Company not effect certain "targeted reductions in commitment" as follows:

COMMITMENT REDUCTION DATE   TARGETED REDUCTION AMOUNT
-------------------------   -------------------------
  July 31, 1998                    $  500,000
  August 31, 1998                  $  500,000
  September 30, 1998               $1,000,000
  October 31, 1998                 $1,500,000
  November 30, 1998                $1,500,000

     The holders of the Series A Notes will receive 30,000 additional warrants to purchase shares of the Company on each date on which such reduction was not made. In the event that the Company has not made the "targeted reductions" scheduled for July 31, 1998 and August 31, 1998, the holders of the Series B Notes will receive 16,000 additional warrants to purchase shares of such common stock. The exercise price of the above warrants is $8.625 per share, except that, if the Series B Notes are not repaid in full by September 30, 1998, the exercise price of all warrants issued to the holders of the Series B Notes becomes $0.01 per share, and, if the Series A Notes are not repaid in full by December 31, 1998, the exercise price of all warrants issued to the holders of the Series A Notes also becomes $0.01. The total number of warrants which could be issued under these arrangements is 182,000. All of the warrants expire on December 31, 2008.

     In addition, if the Series B Notes are not repaid in full on September 30, 1998, then, commencing September 30, 1998 and on the last day of each succeeding month until the Series B Notes have been repaid in full, the holders of the Series B Notes shall receive 32,000 additional warrants to purchase shares of the Company's stock at a price of $0.01 per share. If the Series A Notes are not repaid in full on December 31, 1998, then, commencing December 31, 1998 and on the last day of each succeeding month until the Series A Notes have been repaid in full, the holders of the Series A Notes shall receive 32,000 additional warrants to purchase shares of the Company's stock at a price of $0.01 per share. All such warrants, referred to as "Default Warrants" will have an expiration date ten years after their respective dates of issue.

THE CONSENT SOLICITATION

     In 1997, the Company made the determination to solicit the holders of the Senior Notes and the Convertible Notes with a view to making certain amendments to the Indentures governing such Notes, intended to give the Company more flexibility in conducting its business and also to clarify certain provisions of those Indentures, in both cases based upon the Company's experience in operating under the terms of the Indentures since they were first executed in June 1996.

     In summary, the amendments were intended to achieve the following:

     - Broaden the range of transactions by which the Company can use escrowed funds in order to make telecommunications assets available to its operating companies

     - Permit the Company or its special purpose subsidiaries to use escrowed funds to secure letters of credit issued to suppliers of telecommunications assets

     - Clarify that the purchase price of telecommunications assets which is to be funded out of escrowed funds may include certain "soft costs" related to the acquisition of such assets

     - Eliminate certain provisions in the Indentures having relevance only when the Company was a Canadian corporation

     - Permit the use of U.S. as well as Cyprus special purpose subsidiaries

     - Authorize the conversion of a lease entered into by PLD Leasing, a special purpose subsidiary of the Company, into an installment sale accompanied by a pledge of the equipment being sold, and the transfer of PLD Leasing's interest to a new special purpose subsidiary incorporated in the U.S.

     - Revise certain covenants relating to incurrence and guaranteeing of indebtedness, to:

        - provide a more specific definition of the term "revolving credit facilities"

        - specify that the maximum amount of general indebtedness (i.e., other than certain specific forms of "permitted indebtedness", including so-called "international vendor indebtedness") that may be incurred at the subsidiary level, whether in the form of revolving credit facilities or otherwise, is $15 million

        - clarify that the Company may guarantee on an unsecured basis any general indebtedness and any so-called "international vendor indebtedness" which its subsidiaries are permitted to incur, without such guarantee being counted as "indebtedness" of the Company for purposes of a $25 million limitation on Company level indebtedness

        - specify that subsidiaries of the Company may no longer guarantee indebtedness of the Company, and that any guarantees of any other indebtedness will count as "indebtedness" for purposes of the $15 million limitation on subsidiary level indebtedness

        - specify that, since these changes would mean that the Series A and Series B Notes issued to the Travelers Parties in November 1997 (see "-- Acquisition of Additional Interests in Technocom") would be in violation of the terms of the Indentures, the transaction pursuant to which such Notes were issued and certain guarantees given in connection therewith are specifically exempted from the applicable terms of the Indentures, although the amount of the Notes issued will be counted against the $25 million limit on Company level indebtedness.

     - Permit the advance by the Company to its subsidiary Technocom of $8 million of the proceeds of the Senior Notes being held in escrow to fund the purchase of telecommunications assets

     Under each of the Indentures, the consents of holders of not less than a majority in principal amount at stated maturity of each of the Senior Notes and the Convertible Notes are required to authorize their amendment.

     Prior to soliciting the consent of the holders of the Senior and Convertible Notes to the proposed amendments, the Company had various discussions with Merrill Lynch as a result of which the Company entered into an agreement with Merrill Lynch Global Allocation Fund, Inc. and Merrill Lynch Equity/Convertible Series -- Global Allocation Portfolio (collectively, "ML Global"), which together were the holders of approximately 62% in principal amount at stated maturity of the Senior Notes and approximately 72.5% in principal amount at stated maturity of the Convertible Notes, under which ML Global agreed to direct the nominees through which they held their Senior and Convertible Notes to consent to the amendment of the Indentures.

     On March 4, 1998, the Company mailed to the holders of record on March 3, 1998 of the Senior Notes and the Convertible Notes a consent solicitation statement (the "Consent Solicitation"). Pursuant to the Consent Solicitation, the Company offered to each holder of the Senior Notes who consented to the amendment of the Senior Note Indenture a five-year warrant to purchase 1.8 shares of Common Stock at a price of $6.90 per share for each $1,000 in unpaid principal amount at stated maturity of the Senior Notes held by such holder, and to each holder of the Convertible Notes who consented to the amendment of the

Convertible Note Indenture a five-year warrant to purchase 2 shares of Common Stock at a price of $6.90 per share for each $1,000 in unpaid principal amount of the Convertible Notes held by such holder.

     As of close of business on March 18, 1998, when the solicitation period ended, parties holding 100% in principal amount at stated maturity of the Senior Notes and 85.66% in principal amount at stated maturity of the Convertible Notes had consented to the amendments. Pursuant to such consents, The Bank of New York, as trustee under the Indentures, the Company and certain other parties executed a supplemental indenture, dated March 20, 1998 (the "Supplemental Indenture"), bringing the amendments to the Indentures and certain related documents into effect. In addition, the Company issued a total of 123,000 five-year warrants to purchase 1.8 shares of Common Stock at $6.90 per share to the holders of the Senior Notes, and a total of 22,700 five-year warrants to purchase 2 shares of Common Stock at a price of $6.90 per share to the holders of the Convertible Notes. If all of these warrants are exercised, the Company will issue a total of 266,800 shares of Common Stock.
                            ------------------------

     The Company's executive offices are located at 680 Fifth Avenue, 24th Floor, New York, New York, 10019 (telephone number (212) 262-6060).

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "PLDI" and the Toronto Stock Exchange under the symbol "PLD". It is also quoted on SEAQ International and traded on the Berlin and Frankfurt Stock Exchanges. Prior to March 6, 1997, the Company's trading symbol on the Nasdaq National Market was "PLDIF."

TELECOMMUNICATIONS IN THE FORMER SOVIET UNION

     In the Soviet era, telecommunications in the Russian Federation and other republics of the former Soviet Union were designed principally to serve the defense and security needs of the state. The telephone network itself was highly centralized, reflecting the centralized nature of the Soviet economy. Telephonic links were directed towards the center of the network while neglecting inter-regional links. As a result, the ability to direct calls between regions without going through the center remains limited, which in turn has been a major constraint on economic growth in regional markets. Being committed to a "hub and spoke" network, the former Soviet Union never developed a trunk "backbone" capable of providing network expansion on a nationwide basis.

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

  TELECOMMUNICATIONS IN THE RUSSIAN FEDERATION

     The Russian telecommunications sector has experienced substantial difficulty in meeting the rapidly growing demand for telecommunications services in the Russian Federation. At the local level, there has been a significant growth in joint ventures providing discrete telecommunications services, such as international access and cellular service. While the bulk of this activity has been in Moscow and St. Petersburg, it has occurred in other regions as well. This trend has been encouraged by the Russian government which has issued over 600 licenses through the Ministry of Communications of the Russian Federation (the "Former MOC") (which as of March 17, 1997 has been replaced by the Russian Federal Committee on Telecommunications and Informatics (the "RFCTI")) to these new service providers. Most joint ventures involve a Russian and a foreign partner. Many of these joint ventures have remained moribund; however, where they have commenced operations, there has been an immediate improvement in telecommunications services in the targeted areas. Since much of the marketing activity has been aimed at the business community, the benefits of these improvements have not been (and for the foreseeable future are not likely to be) widely felt by residential customers, particularly those outside major metropolitan areas.

     When the Former MOC was reorganized in 1991, the Russian government decided to convert each regional telephone center into a separate, privatized company with the government maintaining the controlling interest in the company. There are approximately 85 of these regional telephone companies. The government's interests in these companies are now held through Sviazinvest.

     The national and international long distance market in the Russian Federation is dominated by Rostelecom, a formerly state-owned enterprise which has been privatized, but in which the Russian government continues to hold a 38% equity and 51% voting interest through Sviazinvest. Until 1991, Rostelecom was the monopoly provider of national and international long distance service. Since then, the Former MOC has issued licenses to approximately twenty other providers of international services. Rostelecom itself has entered into a number of joint ventures to develop its network and services, including through its participation in Teleport-TP. Rostelecom was originally charged by the Former MOC with the task of developing a long distance "backbone" as the basis for a new nationwide network, known as the "Russian Digital Overlay Network" or "50 X 50" (based on the fact that the "backbone" was to consist of fifty digital trunk switches and 50,000 kilometers of fiber optic cables and microwave relays). However, work on the "50 X 50" project ceased in June 1995, when the government of the Russian Federation announced that Sviazinvest would become a second long distance and international carrier in the Russian Federation, with the intention that it would become a nationwide competitor to Rostelecom.

     Sviazinvest, which was originally 100% owned by the Russian State Property Committee, is a holding company for the Russian government's interests in the 85 local and regional telephone companies across the Russian Federation. In general, Sviazinvest has a portfolio that comprises holdings of 35% of the equity interest and 51% of the voting interests, with a number of notable exceptions, in these telephone companies. Sviazinvest is represented on the board of directors of each of these companies, but does not participate in the day-to-day management of the operations.

     In 1997, it was reported that, notwithstanding its previously announced plans to have Sviazinvest compete with Rostelecom, the Russian government had consolidated its telecommunications holdings in Sviazinvest and Rostelecom by transferring its shareholding in Rostelecom (38% of the common stock, and 51% of the voting stock) to Sviazinvest. The balance of the shares in Rostelecom remain in the hands of private investors. In April 1997, the government announced that it was seeking to sell 49% of Sviazinvest in two auctions, one as to a 25% stake open to Russian and foreign investors and the other as to a 24% stake open only to Russian investors. In July 1997, the government announced that the 25% stake had been sold to a consortium which included Oneximbank and Renaissance Capital, for a purchase price of $1.875 billion. Following this auction, the Russian government announced its intention to increase the size of the other stake being sold to 25% minus one share. The schedule for the auction of the second stake has not been announced, but it is currently expected to occur by the end of the third quarter of 1998. While it is not yet clear how the proceeds of this sale will be employed, it is understood that the government wishes to have a substantial part, if not all, of the proceeds allocated to its current budget deficit. At the same time, Sviazinvest has announced plans to raise $400 million through a Eurobond offering later in 1998. In light of all of the foregoing, it is unclear what impact the consolidation of the government's telecommunications holdings and the auctions of significant stakes in Sviazinvest will have on the Russian telecommunications market in general and the Company in particular.

     The provision of telecommunication services is currently regulated by the Law on Telecommunications which came into effect on February 22, 1995 (the "Telecommunications Law"). While the Former MOC had significant regulatory powers prior to the passage of the Telecommunications Law, principally through the issuance of new licenses, telecommunications had traditionally been viewed as the province of the military and security services. The Telecommunications Law placed control of the Russian telecommunications network in the hands of a civilian regulatory authority. Under the Telecommunications Law, the Former MOC was, and now the RFCTI is, charged with the responsibility of coordinating the development of telecommunications in the Russian Federation and regulating the provision of services. Specifically, the Former MOC was and now the RFCTI is, given authority to issue telecommunications licenses, allocate frequencies and certify equipment for use in Russia, although it is not yet clear whether the RFCTI will in fact continue to operate in the same manner, and wield the same influence as the Former MOC. See "-- Risk Factors -- Risks Involving the
Company -- Regulatory Uncertainties." The Telecommunications Law also establishes a number of important principles in the telecommunications area, including the guarantee of equal access for all providers of telecommunications services and safeguards for private business activity in the telecommunications sector. The Telecommunications Law extends these principles to foreign companies and individuals, thereby recognizing the need to encourage foreign participation in the development of the Russian telecommunications sector.

     The Federal Committee for Regulating Natural Monopolies in Telecommunications has been empowered to regulate international and, since mid-1997, domestic long distance tariffs, together with interconnect fees for public operators in the Russian Federation. In addition, this Committee has the authority to establish the framework for local fees and tariffs which, in the future, will be regulated by newly-established Regional Committees for Regulating Natural Monopolies. At the current time, regional governments set and regulate local tariffs, and it is currently uncertain as to how, and when, local tariff regulation will be transferred to the Regional Committees. The Company's businesses are not public operators and will therefore not be directly affected by any tariff regulation imposed by the Federal or Regional Committees.

     While the RFCTI appears to have succeeded to all of the powers and authorities of the Former MOC (with the exception of tariff regulation), it is not yet clear whether it will in fact continue to operate in the same manner, and wield the same influence as the Former MOC. In particular, it is not clear whether the RFCTI will be able to control the actions of local governmental and other regulatory authorities who may endeavor to impose their own informal licensing and other regulatory requirements or conditions on operators. In addition, in the area of tariff regulation, it is not yet clear how the various Committees will interact with the regional governments, and the regional governments may continue to seek to regulate tariffs in their regions. See
"-- Risk Factors -- Risks Involving Technocom Limited and Teleport-TP -- Network Expansion."

     Moscow. Local public fixed-line telephone service in Moscow is provided by MGTS, a recently privatized company which operates the telephone network in Moscow. MGTS currently serves 4,900,000 subscribers, of which 79% are residential. Approximately 10% of the switches on the MGTS network are digital and digital service generally is available to only 10% of its subscribers. Since local calls are free, the bulk of MGTS' revenue comes from line rental. However, MGTS has announced plans to introduce call metering as part of a major redevelopment of its network.

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

     In addition to MGTS, there are a number of digital overlay networks in Moscow which involve a Western investor (e.g., GPT, Belgacom, Lucent Technologies (formerly, AT&T Network Systems ("Lucent")) and Global TeleSystems ("GTS")) and a local Russian partner (usually MGTS, the Central Telegraph Office or

Rostelecom). Finally, there are a number of private network facilities owned by the local and regional utilities that provide services to a limited market segment.

     MGTS routes long distance traffic through a gateway exchange called MMTS. This traffic is directed to the Rostelecom long distance network for delivery to the regional telephone operators. International traffic is also passed to Rostelecom via MMTS. The international network of Rostelecom is supported by a combination of Russian and Western satellite capacity including that provided by Teleport-TP. However, there continues to be considerable congestion at the MMTS and Rostelecom switching centers due to their inability to keep up with demand. Certain calls to other countries of the former Soviet Union can still be routed through the Rostelecom network although this network primarily consists of analog switching and is characterized by significant call failure rates. For callers on private networks, international access is generally provided by direct satellite facilities, such as Teleport-TP. The telecommunications market in Moscow also supports four cellular operators (two analog and two digital) and nine paging networks.

     In August 1997, the Moscow city government (which holds a 33% voting stake in MGTS) announced the planned consolidation of its telecommunications holdings, through the formation of Mostelekom. It has been reported that Mostelekom will act as a holding company for the city's shares in MGTS and other telecommunications interests, including MGTS's 50% holding in Comstar, a joint venture with GPT.

     St. Petersburg. The telephone network serving St. Petersburg is operated by PTS, the local telephone company which was privatized in May 1993. PTS has 1,800,000 lines in operation, amounting to a nominal penetration rate of 36%. PTS's intra-city traffic is carried through a network of thirty-four transit exchanges distributed throughout St. Petersburg and all connected to each other in a "cobweb" fashion. The existing PTS network is outdated and overloaded, producing congestion, interference, "crossed lines" and poor transmission quality. Only 23% of PTS's exchanges are digital/electronic, and some of its equipment is over 40 years old. PTS has recently installed a modern fiber optic loop which, once operational, will significantly enhance its ability to deliver traffic throughout its service area, and in addition has commenced efforts to access the international capital markets in order to raise funds with which to further modernize its system. PTS has entered into a number of other, primarily wireless, telecommunications joint ventures.

     PTS routes long distance traffic through a gateway exchange operated by SPMMTS. This traffic is then passed to the Rostelecom long distance network for delivery throughout the rest of the Russian Federation and the other countries of the former Soviet Union. The Company acquired a 10.4% equity interest in SPMMTS in 1994, which it sold in June 1997.

     SPMMTS is the gateway for international calls to and from St. Petersburg. SPMMTS has a number of options for the forwarding of international calls. Such calls can be directed to an international gateway owned by St. Petersburg International ("SPI"), a joint venture between British Telecommunications plc ("BT") and SPMMTS which has satellite connections to the UK. In addition, SPMMTS has access, via Rostelecom, to the undersea cable between Russia and Denmark for international traffic. Finally, SPMMTS has the option to route international traffic through the international gateway in Moscow. In addition to SPMMTS, there are several independent dedicated networks which provide international telecommunications access in St. Petersburg, including BCL. Under the terms of its license, PeterStar is required to route its long distance and international traffic via the public network gateway.

     The telecommunications market in St. Petersburg also supports three cellular operators (two analog and one digital) and a number of paging networks.

     In 1996, PTS and SPMMTS formed Telecominvest, originally as a joint venture to act as a holding company for their respective interests in a number of telecommunications ventures in Northwest Russia. Subsequently, also in 1996, a Commerzbank affiliate acquired a 51% interest in Telecominvest. Currently Telecominvest owns 29% of PeterStar, 31% of North West GSM ("NW GSM"), the digital 900 MHZ operator for St. Petersburg, 49% of Neva Cable and 5% of Neda Paging. It is understood that PTS intends to transfer all or part of its interests in Delta Telecom and Neva Paging to Telecominvest, subject to final agreement with their joint venture partners. Although as a result of this activity Telecominvest will hold interests in regional cellular operators which are customers of PeterStar, as well as other ventures which may be possible customers for PeterStar, it is unclear what the exact nature of Telecominvest's plans are with respect to these holdings or how such plans will affect PeterStar.

  TELECOMMUNICATIONS IN KAZAKHSTAN

     At the time of Kazakhstan's independence in 1991, the Kazakh telephone system consisted of the same outdated network equipment as the other telephone systems in the former Soviet republics. Currently, only 13% of Kazakhstan's population of approximately 17,000,000 has telephone lines. The existing national telephone network consists of approximately 1,900,000 lines, of which 330,000 are in Almaty. Due to the outdated condition of much of the telecommunications infrastructure in Kazakhstan, basic telephone service is characterized by poor transmission quality. Quality international lines are available only to subscribers willing to pay premium rates for the services of an overlay operator. As a result, wireless communications are becoming an increasingly important aspect of telecommunications in Kazakhstan.

     The national network is served by trunk switches in 19 regional centers throughout the country. New transit switches supplied by Alcatel and Lucent have been installed in approximately one half of the regional centers, and there are plans to complete the modernization of the remaining regional centers. The existing inter-regional long distance transmission network is wholly analog, based on high capacity coaxial cables running north to south and east to west through the major cities. In addition, a balanced pair cable route passes diagonally northwest from Almaty to the remaining regional centers in the middle of Kazakhstan. All of these cables are equipped with outdated Soviet or East German analog transmission equipment. These analog transmission routes are expected to be replaced by modern fiber optic cable and digital transmission systems. Kazakhtelekom, in a joint venture with Deutsche Telekom, has developed a fiber optic network linking Alekseyevka (a city 30 kilometers from Almaty) to the new capital city of Akmola.

     All local exchange switching in Kazakhstan has been via electromechanical exchanges using outdated equipment. The first modern digital exchange installed in Almaty consists of an early generation digital switch with a capacity of 20,000 lines. Conversion of all local exchanges to modern digital equipment is planned and some conversion has already begun. However, since modernization of the local exchanges and associated networks will be extremely costly and likely to produce a slow return on capital investment, it is estimated to be at least two to three years before there is a significant increase in modern digital local exchange capacity and growth in network capacity.

     Until 1992, the sole means of international access to and from Kazakhstan was through a central switch located in Moscow. Kazakhstan acquired its own international gateway in August 1992 when a new AT&T 5ESS switch was installed in Almaty. It now has approximately 800 direct international circuits via satellite with 22 countries, including the United States, Japan, Australia, Germany, France, Israel and Turkey and via analog cables to Moscow. Kazakhstan has also announced plans to participate in projects to install fiber optic cable links between China, the countries of Central Asia and Europe, which on current forecasts will commence service in 2000.

     The Kazakh Law on Enterprises dated February 13, 1991 authorizes the Cabinet of Ministers to issue licenses for certain types of activities in Kazakhstan, including the provision of telecommunications services. The Cabinet of Ministers delegated the authority to license telecommunication providers, allocate frequencies and certify telecommunications equipment to the Kazakh Ministry of Communications (the "KMOC"). Pursuant to this delegation of authority, the KMOC adopted temporary procedures for the consideration of applications for and the issuance of such licenses. In April 1995, President Nazarbayev issued a decree setting forth the licensing procedures in greater detail. The decree also confirmed the authority of the Cabinet of Ministers to grant licenses and the right of non-Kazakh companies and individuals to equal treatment in the granting of licenses. However, apart from these licensing procedures, there is virtually no other regulation in the telecommunications sector, and no comprehensive regulatory framework. Administration of the telecommunications sector is essentially left to the discretion of the KMOC.

     Actual operation of the public telephone network is carried out by Kazakhtelekom, which was created for this purpose in June 1994, as well as regional operators. A variety of functions previously carried out by other governmental entities, including representation of the Kazakh government in international telecommunica-tions matters and the planning and development of the network in Kazakhstan, have been transferred to Kazakhtelekom. Kazakhtelekom has recently been granted a revised license giving it specific authority to act as the exclusive operator of the Kazakh national network and to represent the Kazakh government in international telecommunications matters, along with a broad series of powers to enable it to fulfil this function. Kazakhtelekom carries out its functions under the oversight and direction of the KMOC. In May 1997, the Kazakh government announced that it had sold a 40% stake in Kazakhtelekom to Daewoo. However, in March 1998, it was reported that Daewoo had sold a portion of its stake (reported to be approximately 10%) to an unnamed third party. The report did not indicate whether Daewoo proposed to sell or retain the remainder of its stake in Kazakhtelekom. See "-- Risk Factors -- Risks Involving BECET
International -- Sale of Stake in Kazakhtelekom" and "-- Ownership and Management of Operating Subsidiaries -- BECET International -- Relationship with Other Equity Holders."

PETERSTAR COMPANY LIMITED

  OVERVIEW

     PeterStar, in which the Company owns a 60% interest, operates a fully digital, city-wide fiber optic telecommunications network in St. Petersburg that is interconnected with the network of PTS, the local telephone company, as well as the Russian national and international long distance systems. PeterStar provides integrated, high quality, digital telecommunications services with modern transmission equipment, including local, national and international long distance and value-added services, to businesses in St. Petersburg. The PeterStar network provides an alternative to the PTS network, which to date has been characterized by significant capacity constraints. PeterStar is able to provide integrated telecommunications services to business customers, including users of high bandwidth voice, data and video communications services. PeterStar's network is designed to support a wide range of telecommunications products and services with a high degree of reliability. Additionally, PeterStar provides the three cellular operators in St. Petersburg with access to digital switching and transmission capacity which significantly improves their ability to consistently receive and deliver their customers' traffic. As of December 31, 1997, PeterStar had a total of 114,774 lines, of which 85,948 were provided to cellular operators.

     PeterStar, which started limited service in 1993, generated net income for the year ended December 31, 1997 of $16.5 million on operating revenues of $54.5 million, as compared to net income of $5.9 million on operating revenues of $32.5 million for the year ended December 31, 1996. Subscriber lines installed increased from 52,005 at the end of 1996 to 114,774 at December 31, 1997, reflecting increased penetration of the business community and cellular operators. PeterStar accounted for 47.6% of the Company's operating revenues for the year ended December 31, 1997, as compared to 52.4% for the year ended December 31,1996.

  STRATEGY

     PeterStar's strategy is to meet the growing demands of business customers and other network operators in St. Petersburg through the expansion of its current numbering capacity of 100,000 lines allocated by the RFCTI to a total of approximately 200,000 lines by 2001. PeterStar has recently added incremental transmission capacity and upgraded its transmission network from STM-4 to STM-16, as well as introducing new service features such as ISDN capability, which allows simultaneous transmission of voice, data, video and still images. In addition, as part of its strategic relationship with PTS, PeterStar intends to continue to provide targeted support to PTS in its efforts to upgrade and modernize its network. The business environment in St. Petersburg continues to improve, with the ongoing growth of small to mid-sized Russian and foreign businesses and the development of the banking and financial services industries. PeterStar has placed increased emphasis on this market segment in order to capitalize on what it considers to be a significant market opportunity.

     PeterStar has recently commenced several projects designed to expand its direct dial services in St. Petersburg and Northwest Russia. PeterStar has agreed with PTS to undertake a major infrastructure project involving the replacement of analog exchanges with digital exchanges for certain parts of the network on Vassilievski Island, a city district in St. Petersburg. This project will require the conversion of approximately 30,000 business and residential lines that are currently operated by PTS, after which such lines become a part of the PeterStar network. In addition, PeterStar plans to further enhance its transit network capabilities in order to provide continued support to the cellular and other network providers in terminating traffic in St. Petersburg and to the national and international gateway.

  PRODUCTS AND SERVICES

     PeterStar currently provides: (i) voice and data services to business and residential customers; (ii) switched transit services for cellular and other network operators; and (iii) value-added voice and data services. PeterStar markets its products and services through its own direct sales force which targets mainly corporate accounts.

     PeterStar also provides, or plans to introduce, a number of value-added voice and data services to complement the basic fixed network services it currently provides. The Company believes that the ability to provide such services on the PeterStar digital network is a key competitive advantage in the St. Petersburg marketplace. Current and planned services include the following:

     Data Services. PeterStar provides high speed data links across the city of St. Petersburg. These connections provide links between the computer networks of banks and large companies, allowing for data interchange between a variety of back office systems. The target customer for such services is the emerging financial sector, with the Russian Stock Market, Sberbank, Promstroibank, and Bank St. Petersburg all currently using PeterStar's services. Other customers for these high speed links, such as Reuters, utilize PeterStar to deliver value-added services to their own customers.

     Operator services. PeterStar has provided operator assistance service since the third quarter of 1995 pursuant to a 1995 agreement with SPMMTS. The agreement with SPMMTS provides PeterStar with primary access to the "07" (long distance) operators connecting customers on a non-automatic dial destination throughout the Russian Federation and the other countries of the former Soviet Union. Other operator services offered include conference calling and person-to-person calling. PeterStar also plans to provide access to wider databases including those provided by C.P.Y. Yellow Pages Limited, the Company's wholly owned subsidiary which publishes a business-to-business directory for St. Petersburg ("Yellow Pages").

     Calling Card Services. In November 1995, PeterStar launched a direct dial calling card service, enabling subscribers to dial directly through to the PeterStar network if using a tone dial telephone. The service, which provides both debit and credit card service, is also available via the PeterStar operator service for pulse and rotary dial telephones. PeterStar has recently expanded this service offering through co-operation with Comstar, a network operator in Moscow, providing PeterStar customers access in Moscow. The Company is currently considering a further expansion of its calling card platform in conjunction with the development of the Teleport-TP national network facilities.

     Audiotext. PeterStar has recently launched audiotext (i.e., "1-900") services, offering recorded information including information on cultural events, weather, traffic and horoscopes.

     Equipment Sales. PeterStar offers customers a wide range of telecommunications equipment as a means of enhancing its service. It offers PBXs, key systems, handsets, and the full range of customer terminals including Partner, Partner Plus, Merlin and Definity. PeterStar also offers a maintenance service for the equipment.

     Frame Relay. PeterStar has commenced the operation of a frame relay data network service as an enhanced feature of its current service offering. Customers include Citibank, the Russian Central Bank and the Russian Stock Market.

     ATM. PeterStar has installed an ATM service, including eight switches, for selected customers to complement the existing service offering. Customers include Coca-Cola and financial institutions such as Promstroibank and Bank St. Petersburg, and it is anticipated that an expansion of this service will take place once market demand has been confirmed.

     ISDN. PeterStar has installed an ISDN platform to service the demand in the local marketplace. PeterStar also offers international ISDN services, following agreement on the standard for C-7 signaling and the upgrading of the international gateway.

     Internet. Since August 1996, PeterStar has provided its subscribers access to the Internet via WEBplus, a local Internet service provider. PeterStar provides dial-up and dedicated network access to customers wishing to use the WEBplus service.

  CUSTOMERS AND MARKETING

     PeterStar's customer base currently consists of three general categories:
(i) business customers; (ii) cellular and other network operators; and (iii) residential customers. PeterStar's primary focus is the provision of voice and data services to business customers, including those which generate large amounts of outgoing long distance and international traffic.

     PeterStar has experienced a shift in its customer base, from foreign companies (which tend to use the higher priced international services) to predominantly Russian businesses and, to a lesser extent, residential customers (for whom local calling is the principal usage).

     The following table illustrates, as of December 31, 1994, 1995, 1996 and 1997, the number of lines on the PeterStar network, set forth by customer segment:

                                   NO. OF              NO. OF              NO. OF              NO. OF
                                   LINES               LINES               LINES               LINES
                                   AS OF     % OF      AS OF     % OF      AS OF     % OF      AS OF     % OF
                                  DEC. 31,   1997     DEC. 31,   1996     DEC. 31,   1995     DEC. 31,   1994
TYPE OF CUSTOMER                    1997     TOTAL      1996     TOTAL      1995     TOTAL      1994     TOTAL
----------------                  --------   -----    --------   -----    --------   -----    --------   -----
Direct dial -- business.........   24,344      21%     12,482      24%      4,840      23%     1,500       36%
Direct dial -- residential......    4,482       4%      2,310       4%      2,029       9%       214        5%
Cellular operators..............   85,948      75%     37,213      72%     14,659      68%     2,386       59%
                                  -------     ---      ------     ---      ------     ---      -----      ---
          Total.................  114,774     100%     52,005     100%     21,528     100%     4,100      100%
                                  =======     ===      ======     ===      ======     ===      =====      ===

  COMMERCIAL VOICE AND DATA SERVICES

     PeterStar's digital overlay network provides its customers with improved connectivity, as well as a package of exchange services such as call waiting, call forwarding and three-way conferencing. PeterStar offers its customers a choice between new digital installations or the upgrading of existing PTS analog connections to digital capability. New lines are provided via either traditional copper connections or fiber optic cables.

     For domestic long distance connections, PeterStar offers dedicated digital circuits to Moscow. Moscow is the destination of approximately 80% of the long distance traffic from St. Petersburg, all other national traffic being directed to the national switching center of Rostelecom in Moscow for delivery throughout the Russian Federation.

     SPMMTS is the gateway for international calls to and from St. Petersburg and SPMMTS has a number of options for the forwarding of international calls. Such calls can be directed to an international gateway owned by SPI, a joint venture between BT and SPMMTS which has satellite connections to the UK. In addition, SPMMTS has access, via Rostelecom, to the undersea cable between Russia and Denmark for international traffic. Finally, SPMMTS has the option to route international traffic through the international gateway in Moscow. In addition to SPMMTS, there are several independent dedicated networks which provide international telecommunications access in St. Petersburg, including BCL.

     Call revenues and total minutes in the commercial voice and data services segment (i.e, non-cellular) amounted to $22.5 million, $12.8 million, $6.2 million and $4.4 million, and 126,220,000, 71,128,000, 19,995,000, and
6,153,000, in 1997, 1996, 1995 and 1994, respectively.

     Business Customers. PeterStar's primary focus has been the provision of telecommunications products and services to business customers, including those which generate large amounts of outgoing international traffic. PeterStar targets both foreign and, increasingly, Russian businesses which have requirements for high quality local, long distance and international telecommunications services. As of December 31, 1997, Russian businesses, such as Baltika Brewery and LenEnergo, represented approximately 70% of PeterStar's 19,862 business subscriber lines and foreign businesses, such as ABB, Rothmans Inc., Unilever N.V., Littlewoods, Coopers and Lybrand and Cadbury, represented the balance. Total call revenues from PeterStar's directly connected business customers were $19.6 million in 1997, 45% of which was accounted for by Russian businesses.

     Residential Customers. As of December 31, 1997, PeterStar had connected 4,482 residential customers to its network. Revenues from direct dial residential customers (principally connection charges and line rentals) totaled $171,000 in 1997. At present, PeterStar does not directly receive any call revenues from its residential customers. See "-- Billing, Tariffs and Interconnection Charges -- Tariffs -- Residential Customers." PeterStar has commenced a project with PTS to upgrade telecommunications services on Vassilievski Island, a project which will increase the number of residential customers on the PeterStar network. See "-- Expansion of Voice and Data Services."

  EXPANSION OF VOICE AND DATA SERVICES

     PeterStar has agreed with PTS to undertake an infrastructure project centering on the replacement of analog step-by-step and cross-bar exchanges with digital telecommunications equipment for Vassilievski Island, a city district in St. Petersburg. The project will require the conversion of a total of approximately 30,000 business and residential lines that are currently operated by PTS, over the 1997-98 period, after which such lines become part of the PeterStar network and the users will become PeterStar customers. Approximately 2,800 lines were converted at the end of 1997; an additional 3,000 lines are expected to be converted by the end of the second quarter of 1998, with the balance completed by the end of the third quarter of 1998. While the business customers will be charged PeterStar tariffs, the residential customers will only pay PeterStar the equivalent PTS rate for the line rental. PeterStar anticipates collecting the revenues on national and international calling from these customers, although the level of such calling for residential customers, who are expected to be the bulk of the new customers, is not expected to be substantial. The total cost of the project is estimated at between $18-20 million, of which $13 million is for network infrastructure and the balance for civil works and local network upgrades. This amount also includes approximately $3 million for an upgrade to the core PeterStar overlay network.

     PeterStar also expects to increase its operating presence in Northwest Russia through the targeted development of digital infrastructure to connect business customers and to develop operational relationships with the regional telephone companies. PeterStar is exploring the possibilities for closer cooperation with both Teleport-TP and BCL in connection with the expansion of its core business in St. Petersburg and the implementation of its strategy in Northwest Russia.

     The implementation of the proposed expansion in direct dial services involves a variety of risks, including those set forth in "-- Risk
Factors -- Risks Involving PeterStar Company Limited and Baltic Communications Limited."

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

     The number of cellular customers in St. Petersburg has increased from approximately 6,400 at December 31, 1994 to approximately 107,000 at December 31, 1997, as St. Petersburg has become one of the fastest growing cellular markets in Russia. Subscribers are primarily business customers who use cellular service as a mobile telecommunications tool rather than as an alternative to the wireline network.

     The three cellular operators in St. Petersburg are:

     Delta Telecom. Delta, the NMT 450 operator, was connected to the PeterStar network in September 1995. Delta, a joint venture between PTS and an affiliate of U.S. West Media Group, Inc., has over 30,000 active subscribers on its network, of which 16,596 were connected as of December 31, 1997 to the PeterStar network for local access and overflow long distance and international access, with the balance connected via PTS. PeterStar recently reached an agreement with Delta whereby Delta has connected the remainder of its cellular subscribers to the PeterStar network.

     North West GSM. NW GSM, the digital 900 MHZ operator for the city, has been connected to the PeterStar system since September 1994. At December 31, 1997, all of NW GSM's subscribers (of which 52,681 are active) were connected to the PeterStar network, which provides NW GSM with local, long distance and international digital access.

     Fora Communications. Fora, a joint venture between Millicom International Cellular ("Millicom") and the City of St. Petersburg, is an AMPS 800 cellular system that has been connected to the PeterStar network since July 1994. At December 31, 1997, all of Fora's subscribers (of which 16,671 are active subscribers) were connected to the PeterStar network, which provides Fora with local, long distance and international digital access.

     The following table sets forth, for each cellular operator, the number of active lines connected to PeterStar at December 31, 1994, 1995, 1996 and 1997:

   CELLULAR OPERATOR     DECEMBER 31, 1997   DECEMBER 31, 1996   DECEMBER 31, 1995   DECEMBER 31, 1994
   -----------------     -----------------   -----------------   -----------------   -----------------
Fora Communications....       16,671               8,603               3,410               1,896
NorthWest GSM..........       52,681              22,210               7,049                 490
Delta Telecom..........       16,596               6,400               4,200                  --

     Call revenues and total minutes in the cellular segment amounted to $9.0 million, $5.2 million, $2.2 million and $0.2 million, and 119,096,000, 57,729,000, 17,830,000, and 2,005,000 minutes, in 1997, 1996, 1995 and 1994, respectively.

  NETWORK AND FACILITIES

     PeterStar's network and facilities give it the ability to provide advanced digital services to the telecommunications market in St. Petersburg, services that the Company believes PTS, with its primarily analog network, will be unable to provide in the near term due to internal funding constraints at PTS. The PeterStar network consists of digital exchanges which are connected by fiber optic cables, advanced transmission systems and remote switching units and concentrators. The fiber optic network forms three rings, permitting traffic to be re-routed in the event that a cable is cut or damaged. The network is fully interconnected with the PTS network, with direct and indirect connections via approximately 540 kilometers of fiber optic cable to all thirty-four PTS transit exchanges distributed throughout St. Petersburg. These direct connections to all of the primary PTS exchanges enable callers to by-pass congestion on the PTS network. The fiber optic cables also provide direct links to the national and international switch, providing PeterStar customers with high quality long distance and international access. PeterStar expects that it will continue to incrementally add switching, transmission capacity and local loop infrastructure to its core network in order to address its target market in St. Petersburg and regional points of presence.

     In addition to core network development, PeterStar, as part of its goal to be the full service telecommunications provider to the business community in St. Petersburg, undertook a number of specialized customer connections to its network, tailoring the solution to the specific customers' needs. This involved investment in, among other things, new cable, trunked radio, and customer premises equipment. Contracts concluded in 1997 include those with the Central Bank of Russia, Pepsi, Pratt & Whitney, AT&T (USA Direct) and IBM.

     PeterStar has signed a contract with Tadiran, an Israeli wireless equipment manufacturer, to supply 1,500 lines of wireless local loop infrastructure. PeterStar intends to deploy such equipment where: (i) local loop infrastructure is non-existent or of poor quality; and (ii) the cost of installing cable would be prohibitive. PeterStar may expand this service if the initial project proves successful. It is anticipated that the equipment will be installed during the first half of 1998.

     The PeterStar network currently consists of two AT&T 5ESS exchanges and several remote concentrators. PeterStar's Vassilievski Island exchange now serves as its main transit exchange, and is linked to the other PeterStar exchange located in Ligovskaia, in the central business district of St. Petersburg, as well as with PTS and SPMMTS. The Vassilievski Island exchange has the capacity to serve a large number of customers, both in the immediate vicinity of Vassilievski Island and at remote locations via the fiber optic network. This capacity enables PeterStar to carry substantial volumes of traffic to and from the PTS network to other network operators, such as cellular, Internet and paging operators, and to provide high quality links for long distance and international calls. PeterStar has recently added incremental transmission capacity and upgraded its transmission network from STM-4 to STM-16, as well as working on the provision of new service features. In addition, as part of its strategic relationship with PTS, PeterStar intends to continue to provide targeted support to PTS in its effort to upgrade and modernize its network. See "-- Risk Factors -- Risks Involving PeterStar Company Limited and Baltic Communications Limited -- Dependence on PTS Facilities" and "-- Products and Services -- Expansion of Voice and Data Services."

  BILLING, TARIFFS AND INTERCONNECTION CHARGES

     Billing

     PeterStar provides monthly itemized bills to its customers denominated in U.S. Dollars. Installation and initiation charges, line rental and local and long distance call charges must be paid in Roubles at the U.S. Dollar/Rouble exchange rate on the date when the customer instructs its bank to make payment. Currency regulations govern the currency in which international call charges may be paid. Russian resident companies are required to pay in Roubles, while non-resident companies may pay in Roubles or U.S. Dollars. Customers who are permitted to pay in U.S. Dollars are also able to pay by U.S. Dollar-denominated credit cards, as PeterStar is now registered to accept all major credit cards. Late fees are assessed on all invoices after 30 days, at the rate of 7.25% per month. By denominating its bills in U.S. Dollars (and exchanging Roubles at the then current U.S. Dollar/Rouble exchange rate), PeterStar limits the exchange rate risk otherwise associated with transacting business in a foreign currency. See "-- Risk Factors -- Country Risks -- Currency Risks."

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

     In the period during which PeterStar has operated, there has been significant price convergence between PeterStar and public network national and international call tariffs. As PeterStar has widened its customer base, it has reduced its national and international call tariffs. At the same time, public network tariffs have increased for long distance access. Until PTS introduces local call metering to its customers, PeterStar will not receive any such revenues from its residential customers, and the timing of the introduction of such metering remains unclear.

     PeterStar's published tariff for local calls is $0.03 per minute peak (8 AM to 8 PM) and $0.02 per minute at other times. For domestic long distance calls, the tariffs range from $0.38 to $0.98 per minute, depending on the call's destination and the time of the call. For international long distance calls, tariffs are based on the call's destination and the time of the call, with peak time tariffs ranging from $0.98 to $2.98 per minute. The tariffs for peak time calls to Europe and North America are $1.30 and $1.90 per minute, respectively. PeterStar offers discounts, based on call volumes, for customers who make a large number of calls per month.

     The installation charge for PeterStar telephone lines has been $500 per line for the first 4 lines, $350 per line for the next five lines and $200 per line for each line above nine lines. Commencing April 1998, the installation charge will be $450 per line, regardless of the number of lines installed. For 2 Mb/s digital circuits, the installation charge is currently $4,500 for the first circuit and $3,500 for each additional circuit. The monthly rental charge is $20 for a telephone line and $750 for a 2 Mb/s digital circuit.

     Business Customers. PeterStar business customers are charged the full PeterStar published tariffs for installation and initiation charges, line rental and local, long distance and international calls. Certain discounts are given for installations based on the number of lines installed at a single customer location and for call volumes.

     Cellular Operators. The cellular companies pay PeterStar for the installation and lease of 2 Mb/s links, a connection charge for each number connected and a monthly rental fee for each number, plus volume related call charges.

     Residential Customers. PeterStar currently only receives line rental and connection charges from residential customers at the PTS rate. PeterStar will not receive local call charges from residential customers until PTS imposes such charges and then will only receive charges at the PTS rate. Long distance and international calls are billed directly to residential customers by SPMMTS and PeterStar receives no part of these revenues. For residential customers connected as part of the Vassilievski Island project, PeterStar collects all revenues for long distance and international calling, with some of the charges at PTS tariff levels.

     Interconnection Charges

     PeterStar has been able to negotiate favorable tariffs for interconnection fees and carrier charges with both PTS and SPMMTS. PeterStar's current interconnect agreements with PTS and SPMMTS expire in December and November 1998, respectively. The agreements provide for automatic extensions at the end of their term unless otherwise terminated by either party. The interconnection fees and carrier charges payable under the interconnect agreements are subject to renegotiation between the parties from time to time. PeterStar anticipates that it will have to pay a local line rental charge to PTS commencing in 1998. The exact fee, and the timing of the fee, has not yet been determined, but PeterStar believes that a certain element of such fee can be exchanged for transmission capacity provided by PeterStar to PTS. See "-- Risk Factors -- Risks Involving PeterStar Company Limited and Baltic Communications
Limited -- Dependence on Interconnect Parties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

  SUPPLIERS

     Lucent is PeterStar's primary network equipment supplier. PeterStar has entered into a series of equipment supply agreements with Lucent for the purchase of telecommunications equipment, including transmission systems, switching equipment and related software, for the PeterStar network. In addition, Lucent has been the provider of the switching and other equipment for the Vassilievski Island project. See "-- Description of Agreements -- PeterStar Company Limited." PeterStar also has supplier relationships with ECI/Rosh Telecom for SDH transmission equipment, GDC for the supply of certain elements of its data network and Tadiran for the supply of wireless local loop infrastructure.

BALTIC COMMUNICATIONS LIMITED

     BCL, in which the Company acquired a 100% equity interest in April 1996, provides international direct dial, international payphone and leased line services for Russian and foreign businesses in St. Petersburg and, commencing during 1997, the Leningrad Oblast. BCL also offers a number of advanced broadband services, as well as "carrier's carrier" services to other telecommunications operators. BCL has its own switching and international transmission facilities in St. Petersburg, which act as a gateway for corporate customers in both Moscow and St. Petersburg. The BCL network consists of an international and local switch and capacity on the international fiber optic cable via Finland to Sweden and the United Kingdom. BCL's primary international carrier relationships are with Telia of Sweden, Cable & Wireless Communications of the United

Kingdom and Lattelekom of Latvia. BCL rents local access from PeterStar and PTS to connect its customers in St. Petersburg.

     See "-- Telecommunications Licenses -- Baltic Communications Limited" for a description of the telecommunications licenses held by BCL.

     BCL had approximately 1,200 lines as of December 31, 1997 and generated approximately 8.3 million minutes of traffic for the year ended December 31, 1997. BCL is currently investigating means to increase the capacity on its network and to provide additional capacity for "carrier's carrier" services.

     The Company endeavors to cross-sell the distinct service offerings provided by PeterStar and BCL to their respective customer bases. For example, PeterStar's marketing representatives are now also able to market BCL's international private line services to PeterStar's and other corporate customers. In addition, the acquisition provides the Company with the opportunity to: (i) potentially realize economies of scale at the operational level (i.e. a single sales and customer services channel and coordinated technical resources); and (ii) introduce new services to targeted markets in a more efficient manner. In addition, PeterStar and BCL are exploring the possibilities of closer cooperation in connection with the expansion of their respective core businesses in St. Petersburg and the implementation of their strategies in Northwest Russia.

     BCL generated net income for the year ended December 31, 1997 of $0.5 million on operating revenues of $7.6 million. The Company acquired BCL in April 1996 and it therefore accounted for only nine months of earnings to December 31, 1996. BCL generated net income for the nine months ended December 31, 1996 of $0.7 million on operating revenues of $5.1 million. BCL accounted for 6.6% of the Company's operating revenues for the year ended December 31, 1997, compared to 8.2% for the year ended December 31, 1996.

CPY YELLOW PAGES LIMITED

     Yellow Pages, a Cyprus company in which the Company holds a 100% interest, is the owner of one of the most comprehensive databases of Russian and foreign businesses in St. Petersburg and publisher of what is primarily a business to business directory. Yellow Pages has 18 employees in St. Petersburg who handle all of the graphic design and database management. Yellow Pages hires part-time workers for the periodic update of the directory. The directory is printed in Denmark because printing of the requisite quality is not currently available in Russia. However, it is intended to switch printing operations to Russia once this has been remedied. The Company is seeking to utilize the database of Yellow Pages to the benefit of PeterStar and BCL, particularly in more effective target marketing and in operator services.

     The Yellow Pages database is widely respected as the most comprehensive and reliable data source for organizations operating within the city. Local governmental bodies, including the local telephone company, cannot provide accurate data information due to bureaucratic intricacies and a number of peculiarities of operating within the city's developing economy.

TECHNOCOM LIMITED

  OVERVIEW

     Technocom, in which the Company owns a 80.4% interest, through its subsidiaries, is the primary mechanism through which the Company provides high quality long distance telecommunications infrastructure and services in the Russian Federation. Technocom's principal asset is its 49.33% equity interest (56% voting interest) in Teleport-TP, a Moscow-based long distance and international operator targeting the commercial sector and other telecommunications operators with its satellite-based telecommunications services. Technocom also holds a 49% interest in MTR-Sviaz, a venture formed by Technocom and Mosenergo, the Moscow city power utility, to modernize and commercialize a portion of Mosenergo's internal telecommunications network. See "-- Ownership and Management of Operating Subsidiaries -- Technocom Limited."

     In addition, Teleport-TP is a 25% shareholder in Gorizont-RT, a GSM cellular operator in the Republic of Sakha, an autonomous region within the Russian Federation. Teleport-TP is required to supply switches to

Gorizont-RT, which Technocom is supplying to the venture through a lease arrangement. In addition to realizing lease revenues from the equipment, Teleport-TP will be a primary carrier for long distance traffic for both the cellular network and the local telephone company, Sakhatelekom, which is the majority shareholder in Gorizont-RT.

     Other interests of Technocom include: a 50% interest in Rosh Telecom Limited, a telecommunications equipment distributor, and an effective 100% interest in SCS, a marketing company responsible for selling and administering television broadcasting services.

     Technocom recorded a net loss for the year ended December 31, 1997 of $4.7 million on operating revenues of $21.2 million, as compared with a net loss of $0.2 million on operating revenues of $4.4 million for the year ended December 31, 1996. Technocom accounted for 18.5% of the Company's operating revenues for the year ended December 31,1997 as compared to 7.1% for the year ended December 31, 1996.

     Teleport-TP recorded a net loss for the year ended December 31, 1997 of $2.8 million on operating revenues of $16.9 million, as compared with a net loss of $0.1 million on revenues of $11.1 million for the year ended December 31, 1996.

  STRATEGY

     Teleport-TP is expanding its existing operations from the provision of international telecommunications services to the provision of domestic long distance telecommunications services in the Russian Federation utilizing Western satellite capacity and technology. The Company believes that there is a largely untapped market for satellite-based services between various regions of the Russian Federation due to the current poor quality, or total absence, of terrestrial long distance lines in many areas. Installation of the first phase of the long distance network commenced in the second half of 1996, with 29 sites installed as of December 31, 1997. Technocom has contracted with the telecommunications equipment supplier Scientific-Atlanta, Inc. to supply equipment for a total of 45 sites which, based on current plans, will be installed by the end of the first half of 1998. Technocom is currently formulating its plans in connection with the installation of additional earth stations and has held preliminary discussions with Scientific-Atlanta on this subject.

     Technocom expects to further develop its group's presence in Moscow through the targeted development of infrastructure via Teleport-TP and MTR-Sviaz, and through co-operation agreements with other network providers to deliver value added voice and data services to the corporate market. Teleport-TP and MTR-Sviaz are presently working together to address the corporate market, with MTR-Sviaz providing or arranging to provide the local infrastructure in Moscow, connecting customers to Teleport-TP for national and international access.

  TELEPORT-TP

     Overview

     Since 1994, Teleport-TP has operated an international telecommunications network providing dedicated voice, data and video services, as well as bandwidth, to Russian and foreign businesses and private telecommunications networks. During 1997, Teleport-TP continued the installation of a long distance network which is being targeted to high volume customers requiring high quality, reliable long distance service across the Russian Federation. Targeted customers include: (i) regional public telephone companies (Electrosviaz); (ii) local public telephone companies; (iii) private cellular, wireline, data and other network operators; and (iv) corporate users.

     Dedicated International Network Services

     Products and Services

     Teleport-TP provides international voice and data services, as well as bandwidth, to a number of private networks in the Russian Federation and to Russian and foreign businesses, including Rostelecom, the primary national and international long distance carrier in the Russian Federation and a 44% shareholder in Teleport-TP, Sprint and MTR-Sviaz. As of December 31, 1997, Teleport-TP provided access to over 1,200 international digital circuits to 27 operators in 24 countries, making it one of the largest international carriers in the Russian Federation. Teleport-TP has recently opened up direct routes to Georgia and Turkmenistan in the CIS.

     Teleport-TP provides these international telecommunications services through access to two Intelsat satellites and one Eutelsat satellite. Teleport-TP's arrangements with Intelsat and Eutelsat provide it with flexible and reliable satellite capacity, allowing Teleport-TP to provide consistent, high quality dedicated international telecommunications services to Russian and foreign businesses. The Company believes these arrangements represent a competitive advantage over carriers using less reliable Russian-made satellite systems.

     In order to reach those countries to which it has not yet opened direct routes, Teleport-TP has entered into carrier relationships with Deutsche Telekom ("DT") in Germany, AT&T in the United States and Kokusai Denshin Denwa Co., Ltd. ("KDD") in Japan. Teleport-TP receives at least the same accounting rates and equal division of revenues from DT, AT&T and KDD as has been negotiated between the predecessor to the RFCTI and the German, United States and Japanese governments.

     Television Transmission. An additional source of revenue for Teleport-TP has been the provision of international circuits for the transmission of television signals to broadcasters who require international transmission capacity on an as-needed, rather than a scheduled, basis. Customers for this service include Capital Cities -- ABC, NHK and Fuji TV of Japan and TV India. Revenues from the transmission of television signals totaled approximately $413,000 for the year ended December 31, 1997, accounting for approximately 2.4% of Teleport-TP's revenues for the period.

     Customers and Marketing

     Rostelecom. Rostelecom, the primary national and international carrier in the Russian Federation and the holder of a 44% ownership interest in Teleport-TP, is Teleport-TP's principal customer for dedicated international network services. As of December 31, 1997, Teleport-TP leased approximately 900 active circuits via Intelsat and Eutelsat to Rostelecom, pursuant, as to the Intelsat circuits, to a five-year contract signed on December 1, 1992 and, as to the Eutelsat circuits, a ten-year contract which commenced in September 1995. Revenue from Rostelecom in 1997 totaled $4.7 million. The contract with respect to the Intelsat circuits was renewed in December 1997 for an additional three-year term, and is automatically renewable upon the expiration of its initial term, unless terminated by either party. Rostelecom utilizes Teleport-TP on traffic routes where it does not yet have a direct terrestrial connection and where the cost of a terrestrial connection would be prohibitive. On such routes, Teleport-TP provides Rostelecom with a means of accessing high quality digital international circuits that are not available via other Russian satellite or terrestrial means. See "-- Risk Factors -- Risks Involving Technocom Limited and Teleport-TP -- Dependence on Rostelecom as Customer; Necessity to Further Develop Customer Base."

     Carrier Relationships. Teleport-TP, through its direct carrier relationships principally with KDD of Japan, generates revenues from the carriage of traffic to and from the Russian Federation. Teleport-TP carried approximately 4.1 million minutes of incoming international traffic to its private network during the year ended December 31, 1997.

     Private Networks. Teleport-TP also has relationships with a number of business centers and private network operators. Teleport-TP's most important private network customer to date has been Sprint Sviaz, a Russian subsidiary of Global One, which leases 60 international circuits. Other customers include MTR-Sviaz, Technopark, the Intourist Computer Center and the Oil House Business Center.

     Network and Facilities

     Teleport-TP Network. Teleport-TP's dedicated international telecommunications network consists of an earth station (with three antennae), an international gateway switch and fiber optic cable. These network facilities are owned by Technocom and leased to Teleport-TP. The earth station consists of two Standard-A 18.3 meter antennas linked to two Intelsat satellites, one of which (at 342 degrees) serves Western Europe and the

United States and the other of which (at 62 degrees) serves the Far East, and a 13 meter antenna linked to a Eutelsat satellite (at 21.5 degrees) which provides additional connectivity to European countries. See "-- Description of Agreements -- Technocom Limited -- Teleport-TP -- International Network Facilities -- Intelsat" and "-- Eutelsat."

     Fiber optic cable links Teleport-TP's switch with its principal customers, including the national network of Rostelecom, the national television switching center in Ostankino, and a number of business parks, overlay network operators such as MTR-Sviaz and Comstar, and state-owned utilities located in Moscow and the Moscow region.

     Teleport-TP is connected to the facilities of MTR-Sviaz to terminate certain traffic to users on the MTR-Sviaz network. MTR-Sviaz uses both leased circuits from a number of network providers, access to the Teleport-TP fiber optic facilities, and the Mosenergo internal communications network to terminate its calls. Teleport-TP also uses the MTR-Sviaz facilities to locate its Internet gateway, from which links to Internet Service Providers are provided via leased and dial-up lines on the public network. Teleport-TP also acts as the long distance gateway for subscribers on the MTR-Sviaz network.

     The fiber optic cable utilizes the underground duct facilities of MGTS, the operator of the local telephone network in Moscow, under one year agreements which are subject to automatic one year renewals unless either party provides timely notice of cancellation. The current agreements expire on December 31, 1998. See "-- Risk Factors -- Risks Involving Technocom Limited and
Teleport-TP -- Dependence on MGTS Facilities."

     Intelsat Arrangements. Teleport-TP currently routes international traffic through two Intelsat satellites at 342 degrees and 62 degrees pursuant to a fifteen year contract with Intelsat signed in January 1993. In addition, Teleport-TP has commenced using transponder capacity on a third Intelsat satellite (at 66 degrees) in connection with the development of its long distance network program. The agreement requires quarterly payments of $616,500 for the remainder of its term. See "-- Long Distance Network Services -- Network and Facilities."

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

     Since January 1993, Teleport-TP has been one of only three direct Intelsat customers in the Russian Federation. In December 1997 the government of the Russian Federation also designated Teleport-TP as that country's sole private investing entity, as a result of which, following the completion of certain licensing requirements, Teleport-TP will become an equity participant in the Intelsat organization. Teleport-TP's relationship with Intelsat provides a number of advantages to Teleport-TP and its customers, including: (i) high quality and reliable service resulting from the reliability of the satellite system; (ii) a wide range of service options; (iii) a wide range of consulting and training services; and (iv) operational planning and management services reflecting Intelsat's experience with in excess of 60 telecommunications satellites over a period of 30 years. See "-- Long Distance Network
Services -- Network and Facilities."

     Eutelsat Arrangements. Pursuant to a ten-year agreement with Eutelsat, which commenced in September 1995, Teleport-TP has access to a total switched capacity of 1,800 international circuits. Teleport-TP currently provides access to six countries in Europe via a Eutelsat satellite at 21.5 degrees.

     Teleport-TP is the only private registered Eutelsat operator in the Russian Federation and, during 1997, became an equity participant in Eutelsat as well. Eutelsat is the intergovernmental organization responsible for providing satellite communications space segment facilities for almost all European nations. Although originally designed to provide principally television and radio capacity, Eutelsat satellites now carry large quantities of telecommunications traffic. Unlike Teleport-TP, most of the signatories to Eutelsat are national telephone companies, often with a right to exclusive use or monopoly control of operations of users within their home territory.

     Teleport-TP has already benefitted from its relationships with Eutelsat by obtaining relatively inexpensive access to the Eutelsat system. Pursuant to the initial agreement between Teleport-TP and Eutelsat, 50% of the cost of the earth station is being financed on favorable terms by Eutelsat and 300 satellite circuits are being provided free to Teleport-TP for the first three years.

     The Eutelsat system is designed to have high transponder capacity, with built-in redundancy, both within its satellites and by the provision of in-orbit spare capacity. Additionally, the transponder, antenna and cross-connect facilities make for very flexible space segment capacity. The Company believes that Teleport-TP's position as a participant in Eutelsat and a provider of Eutelsat services in the Russian Federation will provide it with a considerable strategic advantage with respect to intra-European telecommunications.

     Long Distance Network Services

     Products and Services

     The Company believes that there is a largely untapped market for satellite links between various regions of the Russian Federation due to the current poor quality, or total absence, of terrestrial long distance lines in many areas. In order to expand its customer base beyond Moscow and to meet growing demand for reliable telecommunications links, Teleport-TP is developing satellite links using PAMA/SCPC (Pre-Assigned Multiple Access/Single Channel Per Carrier) technology between cities and regions in the Russian Federation. These links will be provided by Teleport-TP, under the registered tradename "Satelink", directly between cities and regions, without going through Teleport-TP's Moscow hub. In particular, Teleport-TP is seeking to address the market for inter-regional communications where call completion rates are understood to be low, primarily due to the underdeveloped nature of the Rostelecom infrastructure. In addition, Teleport-TP is seeking to address the market for intra-regional communications where call completion is the responsibility of the regional network provider. In such instances Teleport-TP becomes an integral part of regional network developments. Currently, Teleport-TP has reached agreements with Uraltelecom and the regional operators in Tomsk, Sakha, Rostov and Chita for such regional networks. While, due to various startup problems including logistical difficulties and administrative difficulties with local and regional governmental authorities, there have been significant delays in the installation of, and the clearance to operate the equipment for this network, it is expected that a total of 45 sites will be installed by the end of the first half of 1998. See "-- Risk Factors -- Risks Involving Technocom Limited and Teleport-TP -- Network Expansion."

     Internet Services. Teleport-TP opened an Internet gateway during the first quarter of 1997, using the registered tradename "Portal." The gateway is configured to provide high speed data access to regional Internet service providers as well as leased line and dial-up access in Moscow for corporate clients.

     Television Services. Teleport-TP has formulated a strategy to address the growing demand for the resale of transponder capacity to domestic television companies for: (i) the distribution of programming to regional sites for onward terrestrial re-broadcasting; and (ii) direct distribution of digital TV broadcasting. Both services would utilize additional capacity on the Intelsat 66 degrees satellite.

     Private Line Services. Teleport-TP also provides national and international private leased circuit access to corporate entities, either as part of an integrated private network package or on a case-by-case basis as defined by the customer.

     Value-Added Services. The Company anticipates that Teleport-TP will develop a portfolio of corporate network services to address this specific market sector as Teleport-TP's operations mature. Cooperation with PeterStar in addressing this corporate market is also envisaged.

     Customers and Marketing

     These long distance services are being targeted to high volume customers requiring high quality, reliable long distance service across the Russian Federation. Targeted customers include: (i) regional and local public telephone companies (Electrosviaz); (ii) private cellular, wireline, data and other network operators; and (iii) corporate users. As of December 31, 1997, 22 contracts had been signed (covering a total of 39 cities). Of these, 9 are with regional and local public telephone companies, 6 are with cellular operators and alternative local access providers and the balance are with corporate and individual users.

     Implementation of these contracts in a timely manner is subject to the ability of Teleport-TP to comply with any new operating conditions that may be set by the local and regional governmental authorities in the areas in which it operates. See "-- Risk Factors -- Risks Involving Technocom Limited and Teleport-TP -- TP -- Network Expansion."

     Teleport-TP will act as a "carrier's carrier" to public telephone companies and cellular, wireline and other operators. Teleport-TP will provide these operators with long distance and, in many cases, international access so that these operators can provide high quality access to their own subscribers.

     In developing a package of voice and data services for the corporate user, Teleport-TP has enhanced its marketing and sales functions through recruitment of experienced sales personnel and is addressing three distinct corporate market segments: (i) the corporate market where the main focus of the customer is located in Moscow and St. Petersburg (where co-operation can take place with PeterStar and BCL), but where the customer also requires regional network services; (ii) international ventures with requirements for both national and international connectivity; and (iii) the corporate market in which the customer has made the decision to expand to the regional cities or in which the decision-making will take place in the regional centers.

     Network and Facilities

     The Teleport-TP network uses Scientific-Atlanta Skylinx.DDS(TM) Digital PAMA/SCPC and IDR satellite telephony systems, a technology that is used by public telephone companies either as a market entry mechanism or as an enhancement of the existing terrestrial infrastructure. The network utilizes an 18.3-meter Standard-A Intelsat satellite master antenna at the hub site in Moscow. Agreements are in place with Intelsat for access to 72 MHZ of transponder capacity on the Intelsat 704 satellite at 66 degrees. Teleport-TP believes that using this digital capacity from Intelsat represents a competitive advantage over telecommunications operators using less reliable Russian domestic satellite systems. Customers on Teleport-TP's long distance network, initially public and private telecommunications companies, have the choice of taking permanent leased circuits or switched circuits, depending on their requirements. In addition, corporate customers now have the ability to create their own private networks throughout the Russian Federation using this combination of permanent and switched circuits.

     As of December 31, 1997, 29 medium (7 meter) and small (4.5 meter) antenna terminals had been installed in major cities throughout the Russian Federation; including Murmansk, Volgodonsk, Cheliabinsk, Ekaterinburg, Rezh, Yakutsk, Mirny and Neriungry, providing digital voice and data services. It is anticipated that a total of 45 antennas will be installed by the end of the first half of 1998. The system is designed to be flexible, allowing for timely installation of antennas in regional sites without changing the existing network configuration. Additional channel units can be quickly installed at existing sites should demand increase.

     The network will have full mesh topology allowing customers in remote sites to connect with other remote sites without going through a central hub station, thus avoiding a "double-hop" on the satellite. This offers considerable improvement over traditional "star" configuration satellite-based systems.

     In order to satisfy the demands of the corporate market, Teleport-TP intends to install antennas of 2.4 meter diameter for specific corporate customer applications. These antennae will be supplied by the current network provider, Scientific-Atlanta, and will be configured to offer the same functionality as the larger antennae connected to the public network providers. It is anticipated that Teleport-TP will either sell or lease these antennae to the end-user customer.

     In addition, the Teleport-TP long distance network interconnects with Rostelecom for the delivery of calls to locations where Teleport-TP does not have its own facilities.

  MTR-SVIAZ

     MTR-Sviaz, which commenced operations in November 1996 and had approximately 700 lines connected as of December 31, 1997, provides local, national and international services to both corporate customers and the Internet market. MTR-Sviaz uses leased circuits from a number of providers, access to the Teleport-TP fiber cable facilities and the Mosenergo internal communications network to terminate its calls. Teleport-TP uses the MTR-Sviaz facilities to locate its Internet gateway, from which links to Internet service providers
(ISPs) are provided via leased and dial-up lines on the public network. MTR-Sviaz also acts as a local provider to the Teleport-TP international and long distance gateway.

     MTR-Sviaz is a venture between Mosenergo (51%) and Technocom (49%) to modernize and commercialize a portion of Mosenergo's internal telecommunications network. MTR-Sviaz commenced operations in the third quarter of 1996 with the initial network program encompassing the installation of a 10,000 line Siemens exchange as a central switching node on the existing Mosenergo telecommunications network. The switch is connected to Teleport-TP via fiber optic cable, giving customers on the Mosenergo network direct access to the digital long distance facilities of the Teleport-TP network. In addition to the Mosenergo organization itself, other entities connected to the Mosenergo network include commercial enterprises located at business centers on Mosenergo premises.

     Technocom's contribution to MTR-Sviaz includes provision of the switch to service 8,000 Moscow city lines and 2,000 lines on the internal Mosenergo network and the acquisition of 4,000 Moscow city lines. The switch and lines were purchased by Technocom and are leased to MTR-Sviaz. See "-- Description of Agreements -- Technocom Limited -- MTR-Sviaz." Further capital investment may be required if subscriber demand is greater than anticipated. Customers on the MTR-Sviaz network include Mosenergo (1,000 lines) and nine Internet service providers.

  OTHER ACTIVITIES

     Cellular Services. Teleport-TP holds a 25% interest in Gorizont-RT, a joint venture which has a license to provide GSM cellular service in the Republic of Sakha, a semi-autonomous region of the Russian Federation. The other parties to the joint venture are Sviazservice (24%) and Sakhatelekom, the local Electrosviaz (51%). The network is currently operational in the city of Yakutsk and service is expected to commence in the first half of 1998 in the cities of Mirny and Neriungry. In addition to taking an equity interest in the project, Teleport-TP will provide the long distance access for the venture through the installation of Satelink antennae at the above three sites. In addition, Teleport-TP has an agreement with Sakhatelekom for the provision of long distance access. The telecommunications network equipment for the two additional network sites has been bought by Technocom from Italtel and is being leased to Gorizont-RT. As of December 31, 1997, Gorizont-RT had approximately 1,000 subscribers generating approximately $180,000 in revenues per month.

     Teleport-TP paid an initial fee for its participation, and was required to provide three antennae and two digital switches capable of serving 1,500 subscribers. Teleport-TP receives 27% of the income derived from new installations, line rentals and local calling, and 80% of the income derived from long distance and international calling. Sakhatelekom has committed to provide a minimum of 90,000 minutes of traffic per month, at a minimum tariff of $1.50 per minute. Gorizont-RT's license has a term of eight years and requires that 20% coverage of the territory of the Republic of Sakha (and an installed network capacity of 3,000 numbers) be achieved by the end of 1997 and 50% coverage of the territory of the Republic of Sakha (and an installed network capacity of 20,000 numbers) be achieved by the end of 2004. Gorizont-RT did not meet the initial coverage requirement by the end of 1997, but management does not believe that this will have any material impact on its future licensing position.

     Other Joint Ventures. Technocom anticipates that it may, either directly or through Teleport-TP, enter into joint ventures with local partners in connection with the development of local network infrastructure either wireline or wireless, to complement the development of its long distance network.

  SUPPLIERS

     The telecommunications equipment for the long distance network is being supplied by Scientific-Atlanta. Under the initial supply agreement entered into in November 1995, Teleport-TP was supplied with one master earth station and seven medium and 23 small remote earth stations. An amendment to this agreement, made in November 1996, provides for the supply of an additional 11 medium and three small earth stations, in addition to upgrades to seven existing facilities. Additional amendments to the agreement were made in 1997 to cover the purchase of additional equipment and upgrades to existing facilities. The master earth station is co-located, together with Teleport-TP's international network facilities, on the grounds of the VVC. Technocom has commenced preliminary discussions with Scientific Atlanta regarding expansion of the network program in 1998. The equipment is owned by Technocom and leased to Teleport-TP. See "-- Description of Agreements -- Technocom
Limited -- Teleport-TP -- Long Distance Network Facilities."

     Technocom has used a variety of major international suppliers to acquire equipment for the building of the Teleport-TP network for dedicated international telecommunications services.

     Lucent supplied the two initial Intelsat Standard-A earth stations and the associated 5ESS international switch, along with a vendor financing package. Hughes supplied the Eutelsat earth station, which is being financed 50% by Hughes and 50% through a financing package arranged by Eutelsat.

     The third Intelsat antenna and all remote antennas, together with other operating equipment and software for the Satelink network, have been supplied by Scientific-Atlanta and Siemens.

     ECI Telecom of Israel has supplied the Digital Channel Multiplication Equipment and modems for the Teleport-TP international and domestic long distance service facilities.

     Teleport-TP has contracted with Siemens AG of Germany for the supply of the converter technology to ensure that the Teleport-TP network can interface correctly with the many switching protocols used in the Russian public network.

     Supply arrangements were concluded with Italtel for the provision of GSM cellular switches and related equipment for the Gorizont-RT venture; this equipment has been installed in the cities of Mirny and Neriungry.

  BILLING AND TARIFFS

     Billing

     International Network Services. Teleport-TP bills the operators of the networks it serves, who in turn are responsible for billing the individual subscribers to those networks. For its foreign carrier relationships, Teleport-TP has agreed with KDD, DT and AT&T the inter-administration settlement process for international traffic settlements.

     Long Distance Network Services. Teleport-TP invoices the operators of public telephone, and private cellular, wireline and other networks, which in turn invoice their own subscribers. Teleport-TP invoices all corporate users directly.

     Currency of Billing. Teleport-TP's bills are predominantly denominated in U.S. Dollars. Installation and initiation charges, line rental and local and long distance call charges must be paid in Roubles at the U.S. Dollar/Rouble exchange rate on the date when the customer instructs its bank to make payment. Currency regulations govern the currency in which international call charges may be paid. Russian resident companies are required to pay in Roubles, while non-resident companies are permitted to pay in Roubles or U.S. Dollars. By denominating its bills in U.S. Dollars (and exchanging Roubles at the then current U.S. Dollar/Rouble exchange rate), Teleport-TP limits the exchange rate risk otherwise associated with transacting business in a foreign currency. See "-- Risk Factors -- Country Risks -- Currency Risks."

     Tariffs

     International Network Services. Teleport-TP is not subject to federal or local regulation on tariffs. Teleport-TP sets its tariffs taking into account those charged by its interconnect parties, as well as competitive pressures in the marketplace. Teleport-TP maintains tariffs for international calls, private line services for corporate clients and television transmissions. Teleport-TP also has fixed line charges, for connection and rental fees, although these currently do not contribute significantly to its revenues. However, as Teleport-TP expands its activities and more private customers are connected to its network, revenues from fixed line charges may become more significant.

     The tariff schedule that Teleport-TP offers to its dedicated network customers for international calls ranges from $1.35 to $2.60 per minute, depending on the call's destination and the volume of calls placed by each customer regardless of the time or day. Teleport-TP offers a range of discounts for customers that exceed a certain targeted level of call minutes. Discount packages are being developed for individual customers on a case-by-case basis as the business matures. Teleport-TP provides international private leased circuits to corporate customers commencing at $2,600 per month for point-to-point 64 kb/s circuits, with prices determined by the amount of bandwidth and the destination required by the customer.

     International Television Broadcasting Services. The basic charge for use of Teleport-TP facilities for television broadcasting is $803 for the first ten minutes of broadcast time, and $25 for each additional minute. Due to the administration required for each set-up, the customer is charged for a minimum of ten minutes on each occasion.

     Domestic Long Distance Network Services. Tariffs for the satellite-based domestic long distance network services range between $0.20 and $1.50 per minute, depending on the call's destination and the volume of traffic. The tariffs for PAMA and IDR circuits will be determined by the distance to the operator and will range between $10,000 and $40,000 per month. Tariff packages are being developed for individual customers on a case-by-case basis as the business matures and will incorporate, where necessary, the sale or lease of the antenna as part of the package. Tariffs for private leased circuits to corporate customers range between $3,000 and $5,000 per month for point-to-point 64 kb/s circuits, with higher prices for higher bandwidth as required by the customer.

BECET INTERNATIONAL

  OVERVIEW

     BECET, in which the Company owns a 50% interest, currently operates the only national cellular network in Kazakhstan. The other 50% of BECET is held by Kazakhtelekom, the operator of the national telephone network in Kazakhstan. In May 1997, the Kazakh government announced the sale of a 40% stake in Kazakhtelekom, the state-owned telecommunications company, to Daewoo. However, in March 1998, it was reported that Daewoo had sold a portion of its stake (reported to be approximately 10% of Kazakhtelekom) to an unnamed third party. The report did not indicate whether Daewoo proposed to sell or retain the remainder of its stake in Kazakhtelekom. Kazakhtelekom recently received a revised license specifically naming it as the exclusive national network operator in Kazakhstan, and giving it a wide range of powers to carry out this function.

     The Company's primary objectives for BECET are to increase revenues and cash flows through increased subscriber penetration, usage and network coverage. Cellular service provides a rapid and relatively inexpensive way to overcome the deficiencies of the wireline telecommunications infrastructure in Kazakhstan. BECET's cellular telecommunications network in Kazakhstan currently consists of separate systems in Almaty, South Kazakhstan (Chimkent), Karaganda, Pavlodar, Akmola, Aktyubinsk, Kustanai, East Kazakhstan (Ust-Kamenogorsk), Atyrau, Taraz, Petropavlovsk and Kyzl Orda. As of December 31, 1997, BECET's cellular telecommunications network covered a geographic area of approximately 4,200,000 people, or "POPS", representing 24% of the total population, in 12 cities. BECET commenced cellular service in September 1994 and has since experienced significant subscriber and revenue growth. As of December 31, 1997, BECET had 11,102 subscribers, as compared to 6,957 subscribers as of December 31, 1996. During the year ended December 31, 1997, BECET's subscribers generated average monthly recurring revenues of $220 per subscriber.

     See "-- Telecommunications Licenses -- BECET International" for a description of the telecommunications license held by BECET.

     BECET, which began operations in September 1994, generated net income for the year ended December 31, 1997 of $7.2 million on operating revenues of $30.0 million, as compared to net income of $4.5 million on operating revenues of $19.1 million for the year ended December 31, 1996. The subscriber base grew from 2,882 at the end of 1995 to 11,102 at December 31, 1997. BECET accounted for 26.2% of the Company's operating revenues for the year ended December 31, 1997.

  STRATEGY

     The Company believes the development of a market economy in Kazakhstan is likely to increase demand for modern telecommunications services, including wireless communications, as demonstrated by the subscriber growth experienced to date by BECET. While the Kazakh telephone network is expected to be modernized over time, the Company believes this is likely to be an expensive and lengthy process. The Company believes that this environment provides BECET with the opportunity to provide customers in Kazakhstan with a viable, high quality alternative to wireline telephone service during the period it will take to modernize the basic public network.

  NETWORK AND FACILITIES

     As of December 31, 1997, BECET's cellular telecommunications network in Kazakhstan consisted of separate systems in Almaty, South Kazakhstan (Chimkent), Karaganda, Pavlodar, Akmola, Aktyubinsk, Kustanai, East Kazakhstan (Ust-Kamenogorsk), Atyrau, Taraz, Petropavlovsk and Kyzl Orda, and it met the second (and final) "coverage" condition of its license from the KMOC by having 11 systems in place by December 31, 1996. Further installations remain dependent upon many factors including the successful location of additional cell sites and the results of marketing and other studies. As of December 31, 1997, investment in BECET's cellular network infrastructure and support facilities totaled approximately $28.9 million. BECET anticipates that its capital expenditure program in 1998 will total approximately $8.2 million and will be used to develop new installations, expand network capacity in the existing cities (particularly in Almaty, Akmola and Atyrau), introduce pre-paid cellular services and technical safeguards against cloning fraud, and to upgrade equipment. The Company believes that this funding will all be provided by internally generated cashflows.

     All BECET systems are connected to the local telephone network and the regional trunk switch in the cities where they are located. The system in Almaty is also linked to an international trunk exchange and the Akmola system will be linked to a new international switch in that city when it becomes operational. Long distance and international calls are completed using the national and international network of Kazakhtelekom. International calls are switched through a digital exchange in Almaty.

     Space for most BECET switches, cell sites and associated equipment is provided by Kazakhtelekom. BECET also uses space in a Kazakhtelekom exchange building in Almaty for office and administrative purposes. BECET has also established, and will continue to establish, customer service centers in each city in which service is offered. Virtually all space for customer service centers and equipment not provided by Kazakhtelekom is leased, although BECET has purchased its facilities in Taraz, one base station site and building in Chimkent and a base station building in Karaganda. BECET is considering the purchase of a central office building in Almaty, although suitable premises have yet to be identified. Commencing March 1998, BECET is leasing new premises in Almaty to combine its central retail store and provide a larger customer service center.

     In November 1997, the official political capital of Kazakhstan was moved from Almaty to Akmola. Although BECET does have a presence in Akmola, the long-term effect of this move on BECET's business remains uncertain. For example, BECET could need to incur the cost of moving its administrative functions to

Akmola. Currently, both the number of customers in Akmola and the traffic between Almaty and Akmola are increasing, but there is a risk that the move could result in reduced cellular activity in Almaty in the future.

  PRODUCTS AND SERVICES

     BECET customers may choose from three types of cellular service: service within a single city, service within Kazakhstan as a whole, and full service including international access. Optional services include call waiting, three party conferencing, call forwarding, voice mail and busy transfer. BECET also markets cellular telephones and related equipment manufactured by Motorola.

     BECET offers a roaming facility between the home city of the subscriber and other cities served by the BECET network. In addition, as of December 31, 1997, BECET had established roaming agreements with other cellular operators: (i) Katel in Kyrgyzstan; (ii) Uzdunrobita in Uzbekistan, (iii) SCC in the Russian city of Omsk, (iv) BEELINE in Moscow; and (v) Fora in St. Petersburg.

     BECET will introduce a pre-paid cellular system by mid-1998, thereby adding to its existing service offerings. In addition to further reducing the potential for bad debts, this system will also permit BECET to market a portable unit having fewer features and more economical pricing, thus enabling BECET to expand into a new and potentially much larger market segment than that to which it has addressed its marketing efforts to date.

     BECET markets its cellular services through its own outside direct sales force, which targets corporate and government accounts and high volume consumers, together with customer service centers. Although subscribers to BECET's services include individuals, BECET anticipates that for the foreseeable future its services will appeal principally to businesses. While all market segments are growing, BECET is experiencing the most significant growth in the area of Kazakh businesses and individuals.

     BECET does business under the registered trade name "ALTEL" and features this name in all of its marketing and promotional activity. BECET uses a variety of marketing channels to promote its services, including television, radio, newspapers, billboards and sponsorship of concerts and other popular events. BECET believes that both the identification of the "ALTEL" trade name with its services, and its marketing activities, have been effective in stimulating demand for its products and services. In order to reinforce this identification, BECET is in the process of changing its corporate name to "ALTEL".

  OPERATIONS

     Billing and Tariffs

     Subscribers are billed monthly in U.S. Dollars for access charges, airtime charges, and toll charges and optional services. Government regulations determine the currency in which invoices may be paid, which depends upon the residency status of the customer. Domestic subscribers may pay only in Tenge, while foreign subscribers are permitted to pay in Tenge or U.S. Dollars. Historically, if the payment was made in Tenge, the subscriber was required to convert the invoice amount to Tenge at the exchange rate effective on the date of payment. Commencing March 1998, BECET is now required to issue a tax invoice with each bill stating the amount in Tenge as of the billing date, and the customer then pays that Tenge amount. BECET is therefore now exposed to a greater currency risk since the Tenge could weaken against the U.S. Dollar in the time between the dates the bill is issued (and the exchange rate set) and the bill is paid.

     Under the terms of its license, BECET is free to establish the rates for all cellular services provided on its network, without prior approval from the KMOC. BECET's pricing is subject to review by the Kazakh Anti-Monopoly Commission. BECET currently employs one pricing structure for all of its customers, but Kazakh government agencies are offered a 25% discount on activation and a 35-40% discount on monthly access fees and airtime charges. Currently, BECET has 141 subscribers in this category and management does not expect this number to increase significantly over time.

     A new subscriber currently pays a one-time activation fee of $474 or $336 and makes a security advance of $500, $250, or $100 to cover monthly fees and usage charges depending on whether the subscriber has international, inter-city or local access, respectively. Non-residents of Kazakhstan pay security advances of $850, $350 or $250 depending on whether the subscriber has international, inter-city or local access. Monthly access fees are $24 for local service alone, $48 for inter-city service and $78 for full international service. Usage charges are $0.30 off-peak and $0.48 per minute plus the applicable tariffs for international and inter-city calls. In addition, there is a monthly fee of $6.00 for each optional service, including call waiting, three party conferencing, call forwarding, itemized billing and busy transfer. BECET also charges its subscribers a fee for the ability to roam to other regional cities. BECET periodically offers special tariff-related promotions which include discounts on certain elements of the tariff schedule when packaged together. In addition, certain customers are offered volume discounts on the tariff schedule. BECET is currently developing a simplified range of tariff packages, effectively bundling the service offering and linking call tariffs to the subscribers' calling patterns. It is anticipated that these tariff packages will be available to the market during the first half of 1998. All of the above tariffs include VAT at the rate of 20%.

     Interconnection

     BECET is dependent on its interconnection to networks operated by Kazakhtelekom for the completion of its local, long distance and international calls. BECET pays an annual license fee to the KMOC in lieu of all frequency or interconnection charges, equal to up to 6% of its after-tax profits as calculated by the Kazakh statutory audit. BECET pays Kazakhtelekom a tariff in respect of local calls, and enjoys a preferential tariff in respect of long distance and international calls which provides BECET with an average margin of 25% on such calls. Kazakhtelekom has recently been authorized, in connection with its appointment as the exclusive operator of the Kazakh national network, to levy interconnection charges, and to do this on a basis which yields it a profit. There can be no assurance that Kazakhtelekom will not use this authority to start assessing interconnection charges against BECET, notwithstanding that BECET is already paying a license fee expressly stated to be in lieu of interconnection charges. See "Risk Factors -- Risks Involving BECET International -- Dependence on Interconnect Parties" and "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Results of Operations -- Year Ended December 31, 1997 Versus Year Ended December 31, 1996 -- BECET International."

     Suppliers

     BECET has entered into a series of agreements with Motorola for the purchase of the equipment required for its cellular network. See "-- Description of Agreements -- BECET International."

OTHER OPERATIONS

  PLD MANAGEMENT SERVICES LIMITED

     PLD Management Services Limited ("PLDMS") is a wholly owned subsidiary of the Company based in the United Kingdom that to date has performed certain management, commercial and technical consulting, investor relations, new business development, corporate finance and accounting services for and on behalf of the Company. As a result of the Continuance, the Company has transferred most of these functions to New York City. PLDMS has charged, and will continue to charge, the costs it incurs in providing its services, principally salaries, travel and office costs, to both the Company and its subsidiaries.

COMPETITION

  PETERSTAR COMPANY LIMITED

     PeterStar is building and operating its business in a highly competitive environment. PeterStar does not have an exclusive license to provide telecommunications services in St. Petersburg, and a number of other entities, including Russian companies and international joint ventures, are competing with PeterStar for a share of the St. Petersburg telecommunications market. A number of such companies (or their joint venture partners) are larger than PeterStar and have greater access to capital or resources.

     Although PTS has historically supported the development of PeterStar, PTS and PeterStar must be regarded as competitors in the telephony segment. PTS can offer its customers the same core services as

PeterStar, notwithstanding (to date) the lower transmission quality and call completion rates of the PTS network. Furthermore, PTS has recently completed the installation of a modern fiber optic loop in St. Petersburg which, when operational, will significantly enhance its ability to carry traffic and therefore to compete with PeterStar (in particular for the carriage of cellular traffic). In addition, PTS has commenced efforts to raise funds to further modernize its network by accessing the international capital markets. Although PeterStar believes that PTS would require substantial additional capital to completely modernize its network, PTS, either alone or though Telecominvest, is free at any time to enter into joint venture arrangements with other foreign partners to modernize its network independently of PeterStar. While PeterStar believes that there is a constructive working relationship between PeterStar and PTS, there can be no assurance that PTS will not in the future start to compete more aggressively with PeterStar and/or that future disputes between the partners will not occur and/or that PTS will not seek another partner. See
"-- Risk Factors -- Risks Involving PeterStar Company Limited and Baltic Communications Limited -- Dependence on Interconnect Parties" and "-- Ownership and Management of Operating Subsidiaries -- PeterStar Company Limited."

     The other major competitors to PeterStar are: (i) Global One, the international joint venture between Sprint, DT, France Telecom and its Russian partner, the telegraph office, which provides national and international voice and data services to certain destinations; and (ii) Sovintel, a joint venture between Rostelecom and GTS, which is currently based in Moscow, both of which have been expanding their operations in St. Petersburg. Since they are generally unable to compete effectively with PeterStar based on quality, these competitors principally compete on the basis of price, thereby exerting some price pressure on PeterStar. PeterStar reacted to the increased competition from GlobalOne and Sovintel in 1997 through a combination of, among other things, tariff reductions, volume discounts and dialing plans for large customers.

     Other competitors include: (i) Combellga, a joint venture of CominCom, BelgaCom, Alcatel Bell and MMTS which operates an international overlay network in Moscow and has been attempting to penetrate the St. Petersburg market, offering international access similar to BCL, as well as long distance access to Moscow; (ii) JS Leivo, a joint venture of LenEnergo and Imatran Voima of Finland which provides outgoing international access; (iii) St. Petersburg Teleport, which offers only outgoing international services and offers lower priced services; and (iv) Metrocom, which provides local data access in St. Petersburg. In addition, the three cellular operators in St. Petersburg are competitors of PeterStar because they offer local, long distance and international access. At the same time, each cellular operator uses PeterStar to deliver its traffic. See "-- PeterStar Company Limited -- Products and Services -- Cellular Services."

  TELEPORT-TP

     Teleport-TP is building and operating its business in a highly competitive environment. Both in the market for international telecommunications services and the pan-Russian long distance market, Teleport-TP faces competition from a number of entities, including Russian companies and international joint ventures. A number of such companies (or their joint venture partners) are larger than Teleport-TP and have greater access to capital or resources.

     International Network Services

     In providing international circuits and direct dial services in Moscow, Teleport-TP faces competition from a number of operators offering similar services. Such operators, including Comstar, Combellga, Telmos and Sovintel, are primarily targeting Russian and foreign businesses in the city, replicating the services that PeterStar is providing in St. Petersburg. In terms of providing international circuits, Teleport-TP faces direct competition from the Russian Space Communications Corporation, the state owned operator which uses both Intelsat and the Russian satellites, and indirectly from Rostelecom, which owns capacity in and operates the international cable facilities connecting the Russian Federation to the telecommunications networks of the major global carriers.

     Long Distance Network Services

     In providing long distance services, Teleport-TP faces competition from a number of sources, both on a national and regional basis. Nationally, Teleport-TP faces competition from Rostelecom in the provision of long distance access to the local telephone companies. Rostelecom currently appears to support the continued development of Teleport-TP and Rostelecom stands to gain from its relationship with Teleport-TP, not only as a Teleport-TP shareholder but also to the extent that expansion of the Teleport-TP network facilitates the modernization of the Rostelecom network on a targeted basis. There are no other commercial national networks of the same scale as the Rostelecom network, although there are a number of private networks, including those of the Ministries of Defense and Railways, that could, if funding were made available, provide further competition to Teleport-TP.

     At this time, it is unclear what impact the consolidation of the government's telecommunications holdings and the auctions of significant stakes in Sviazinvest will have on the Russian telecommunications market in general and the Company in particular. See "-- Telecommunications in the Former Soviet
Union -- Telecommunications in the Russian Federation."

     Teleport-TP also faces competition from other Western-financed entities seeking to provide various forms of higher bandwidth voice and data communications services throughout Russia, including: (i) TeleRoss, a subsidiary of GTS, which is offering service in 12-15 cities using the Russian domestic satellite systems; (ii) Rosnet, principally a provider of data network services;
(iii) Aerocom, a satellite and fiber optic-based carrier's carrier based in Moscow, which provides international circuits via the Russian Express satellite network; (iv) Belcom, a private carrier providing international point-to-point leased circuits to the oil and gas companies in remote locations, and secondly closed user group services to communities of interest; (v) Romantis, a satellite based provider of services targeted at the corporate user; and (vi) Tass-Loutsch, a satellite-based venture formed by Trans-World Communications and ITAR-TASS to offer access to network operators.

  BECET INTERNATIONAL

     There is currently no other licensed cellular network operating in Kazakhstan. A local "pirate" operator named Tolkyn at one time operated a limited radio-based communications system, which was believed to have no more than 200 subscribers in the city of Almaty. However, the government of Kazakhstan appears desirous to establish a GSM network in Kazakhstan and to license one or more parties to develop this. See "-- Telecommunications Licenses -- BECET International." Until more details of the network and licensing process are known, BECET is currently unable to assess the impact of this potential development upon its business.

TELECOMMUNICATIONS LICENSES

  PETERSTAR COMPANY LIMITED

     In June 1996, PeterStar was granted a license, which superseded a license granted in November 1994, for an eight year term expiring November 2004 to provide local, national and international telecommunications services within St. Petersburg and the surrounding region. One of the conditions of this license is that access to long distance and international communications be through the public network. Other licenses that have been issued to PeterStar include a dedicated network license (expiring September 2001), a data communications license (expiring May 2001), a telematics license (expiring May 2001) and a videoconferencing license (expiring June 2001). Management believes that, so long as they are being actively utilized, all such licenses will be renewed at the end of their respective terms.

     The main PeterStar license, governing the provision of public telecommunications services, sets the number of lines which PeterStar may have in St. Petersburg and the surrounding region at 106,000, and requires that capacity equal to 74,200 lines be introduced by June 1999. Management of PeterStar believes that the maximum and minimum number of lines are not strict requirements but are instead designed to provide general guidance as to the number of lines intended to be included on the system. As of December 31,

1997, PeterStar had 114,774 lines, of which 85,948 were provided to cellular operators. PeterStar does not believe that its license would be terminated or re-negotiated, that it would be forced to reduce the number of its subscribers, or that other penalties would be imposed, by reason of its exceeding its 106,000 line ceiling, but there can be no assurance that the RFCTI would not take a different position.

     The dedicated network license permits PeterStar to provide long distance and international telephone transmission services to dedicated network operators (such as BCL) in St. Petersburg and the surrounding region for a term expiring in September 2001. This license therefore enables PeterStar to offer its clients the potential cost efficiencies and synergies which come from working with affiliated companies, as well as allowing PeterStar and BCL to explore ways to work together to provide integrated solutions to customer needs. The dedicated network license sets the number of lines which PeterStar may have at 30,000 and requires that capacity equal to 21,000 lines be introduced by September 1999. Once again, management of PeterStar believes that the maximum and minimum number of lines are not strict requirements but are instead designed to provide general guidance as to the number of lines intended to be included on the system. See "-- Risk Factors -- Risks Involving PeterStar Company Limited and Baltic Communications Limited -- Telecommunications Licenses."

  BALTIC COMMUNICATIONS LIMITED

     BCL's primary license permits it to provide long distance and international telephone, facsimile and data transmission services within St. Petersburg and the surrounding region for a term expiring on December 31, 2003. Management believes that, so long as it is being actively utilized, BCL's license will be renewed at the end of its current term. BCL is not required to route its long distance traffic through the facilities of SPMMTS, and has its own international facilities providing cable access. However, BCL's license does not permit it to interconnect with PTS's public network. BCL is therefore working with PeterStar to explore providing integrated long distance and international solutions for customers. The license sets the upper limit of subscribers to the BCL network at 100,000 and requires that 70,000 of these be in place by January 2001. BCL had approximately 1,200 lines as of December 31, 1997. Management of BCL believes that the maximum and minimum line numbers are not strict requirements but are instead designed to provide general guidance as to the number of lines intended to be included on the system. See "-- Risk Factors -- Risks Involving PeterStar Company Limited and Baltic Communications Limited -- Telecommunications Licenses."

  TECHNOCOM LIMITED

     Teleport-TP

     Teleport-TP has been issued two licenses for long distance and international leased circuits for dedicated network services and for television, and a data license providing for interconnection to the public network. In addition, Teleport-TP has been issued an overlay license to offer local, long distance and international voice and data services which are interconnected to the public telephone network in the 40 regions (plus Moscow and St. Petersburg) in which Teleport-TP's long distance network will initially be operational. Management believes that, so long as they are being actively utilized, all of the licenses will be renewed at the expiration of their respective terms.

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

     A second license, license N4437, issued in October 1996 (replacing an earlier license N386), authorizes Teleport-TP to provide international leased lines and circuits for the transmission of television signals within Moscow's city limits. International lines may only be leased to customers holding an appropriate license granted by the RFCTI. The license also provides that Teleport-TP may lease up to 1,000 international circuits for the transmission of television and telecommunications services. Teleport-TP believes that this number of lines and circuits is sufficient to cover its requirements through the remainder of the current term of the license. License N4437 expires October 28, 2004.

     The data license, license N3654, authorizes Teleport-TP to provide data transmission services in Moscow, St. Petersburg and other cities of the Russian Federation and permits interconnection with the public network. The data license expires in January 2002.

     The overlay license, license N4199, permits Teleport-TP to offer local, long distance and international voice and data services which are interconnected to the public telephone network in the 40 regions (plus Moscow and St. Petersburg) in which Teleport-TP's long distance network will initially be operational. This permits Teleport-TP to deliver calls to all subscribers on the public network in such regions. License N4199 expires in May 2001.

     License N4207 limits the number of subscribers under such license to 15,000 and requires that 10,500 be in place by October 1999. License N4437, unlike its predecessor N386, makes no reference to minimum subscriber targets. (License N386 limited the number of subscribers to 1,700 and required that 1,190 be in place by October 28, 1997.) License N3654 provides that the installed subscriber capacity of Teleport-TP's data network should permit the connection of at least 70,000 subscribers by December 2000 and at least 100,000 subscribers by the end of the license, but it does not impose any limit on the number of subscribers. License N4199 provides that the total installed capacity of the long distance network should be at least 100,000 numbers with at least 70,000 numbers operational by May 2000. Management of Teleport-TP believes that these subscriber provisions are not strict requirements, but are instead designed to provide general guidance as to the number of subscribers intended to be included on the system. Management further believes that, so long as a license is being actively utilized, such license will not be terminated nor other sanctions imposed if Teleport-TP failed to have the minimum number of subscribers in place by any date specified or if it was to exceed the maximum number of subscribers permitted by the license, but there can be no assurance that the RFCTI would not take a different position, which in turn could result in the revocation of the license or its renegotiation on unfavorable terms. See "-- Risk Factors -- Risks Involving Technocom Limited and Teleport-TP -- Telecommunications Licenses."

     MTR-Sviaz

     MTR-Sviaz has been issued license N3644 which authorizes MTR-Sviaz to provide local telephone service through interconnection with the public switched telephone network within the city and region of Moscow. The license permits connection only through the Mosenergo network. License N3644 is limited to a maximum of 9,500 lines in the city of Moscow and a further 500 lines in the Moscow oblast. License N3644 expires in December 2006. Under the terms of the license, MTR-Sviaz is obligated to have at least 70% of the total number of subscribers permitted under the terms of the license in place within six years.

     MTR-Sviaz has also been issued license N2463 which authorizes MTR-Sviaz to provide local and long distance leased line services within the city and region of Moscow. Local and long distance lines may only be leased to customers holding an appropriate license issued by the RFCTI. License N2463 is limited to a maximum of 3,500 lines and expires in October 2001. MTR-Sviaz is obligated by the terms of the license to have at least 70% of the total number of subscribers permitted under the license in place by October 1999.

  BECET INTERNATIONAL

     BECET holds a 15-year renewable license issued in February 1994 for the creation and operation of cellular communications networks in Kazakhstan for local, long distance and international calling, using the 800 MHZ frequency band and "AMPS" technology. Under the terms of the license BECET was required to provide cellular services to Almaty and ten to twelve additional regional centers by the end of 1996, a condition which has been met. See "-- BECET International -- Network and Facilities."

     The license specifies that BECET is to be the exclusive provider of cellular service in Kazakhstan for the first five years of the license term. The license also specifies that, if the KMOC determines that it will issue any other license to create and operate a cellular network in accordance with GSM or NMT-450 standards or any other technology, BECET will be given the right of first refusal with respect to such license. Additionally, the license is transferable upon approval by 75% of BECET's shareholders.

     The exclusivity provision of BECET's license has recently been the subject of scrutiny by various governmental agencies in Kazakhstan, and questions have been raised as to its validity. In order to put the matter to rest, BECET has been discussing with the KMOC substituting a new license with revised terms for its existing license. While those terms are not finally negotiated, they would likely include a combination of:

     - eliminating the exclusivity provision (which terminates in any event in February 1999);

     - eliminating BECET's right of first refusal with respect to other licenses, in favor of giving it a guaranteed right to participate in any tenders or negotiations for a new license; and

     -  eliminating the ability to transfer the license,

     in return for a new 15 year license to be valid from the date of issue.

     Management of BECET believes that a resolution of the kind envisaged would put to rest the issues that have been raised regarding BECET's existing license and assure BECET a suitable environment in which to continue the development of its business. Management also believes that, by virtue of its cost structure and its market penetration to date, it is in a good position to compete with any parties who are hereafter licensed to operate cellular networks in Kazakhstan, even those which may enjoy the backing of the KMOC or other agencies of the government of Kazakhstan. However, there can be no assurance that efforts to limit the scope of its license or otherwise revise its terms in a way which could be detrimental to BECET will not continue, or that BECET will in fact be able to compete successfully with any new licensees. See "-- Risk Factors -- Country Risks -- Legal Risks" and "-- Risks Involving BECET
International -- Telecommunications License."

DESCRIPTION OF AGREEMENTS

  PETERSTAR COMPANY LIMITED

     Equipment. Lucent is PeterStar's primary network equipment supplier. In recent years, both PeterStar and the Company have entered into equipment supply agreements with Lucent for the purchase of telecommunications equipment, including transmission systems, switching equipment and related software, for the PeterStar network, including for the Vassilievski Island project.

     During 1997, PeterStar signed contracts totaling approximately $16.7 million with Lucent for the supply of telecommunications switching equipment and services for the development of its network and for the Vassilievski Island project.

     In 1996, contracts totaling $6.6 million were signed with Lucent for the supply of telecommunications switching and transmission equipment and services to PeterStar. The equipment is owned by PLD Leasing and leased to PeterStar for a five year term, with PeterStar having the right to purchase the equipment at the end of the term. Following the execution of the Supplemental Indenture, the Company intends to convert the equipment lease with PeterStar into an installment sales contract.

     Cellular and Other Operators. Pursuant to interconnect agreements with Delta, NW GSM and Fora, PeterStar provides interconnect service from the cellular networks to the local network and a gateway for long distance and international networks. Traffic interconnections are linked and made through PeterStar's switch system. The interconnect agreements provide for the following payments to be made by each cellular operator to PeterStar based on 2 Mb/s trunk connections, monthly lease fees for each trunk, per-subscriber number fees and per-minute tariffs. The Delta agreement is for a one year term, renewable for additional one year periods by mutual agreement. The NW GSM agreement is for a minimum period of two years, after which either party may terminate upon not less than three months prior written notice. The agreement with Fora is for two years and may be extended by mutual agreement for successive five year periods.

  BALTIC COMMUNICATIONS LIMITED

     The Company acquired 100% of the outstanding share capital of BCL on April 1, 1996 for $3.0 million plus an additional capital commitment of up to $1.5 million to cover certain existing liabilities payable to Mercury Communications (for carrier charges) and to Eutelsat (for satellite circuit charges). Long-term debt of BCL owed to Cable & Wireless was transferred to (i.e., became payable to) NWE Cyprus as part of the transaction. In addition, BCL has contracted with Cable & Wireless Communications of the United Kingdom, Telia of Sweden, and Comstar and Sovintel of Moscow, for the provision of transit traffic services through the BCL gateway switch in St. Petersburg.

  TECHNOCOM LIMITED

     Acquisition of Additional Interests in Technocom Limited. In November 1997, the Company increased its voting interest in Technocom to 80.4% through the acquisition of additional interests from Plicom and Elite. See "-- Ownership and Management of Operating Subsidiaries -- Technocom Limited."

     Acquisition of Additional Interests in Teleport-TP. As a result of two acquisitions in 1996, Technocom increased its economic interest in Teleport-TP to 49.33%, its voting interest to 56%, and its control of the nomination of directors on the five seat board of directors to three.

     First, in May 1996, Roscomm, an entity in which Technocom beneficially owns a 66.67% interest, increased its ownership interest in Teleport-TP from 5% to 10%. Roscomm purchased the additional 5% interest from VVC for a cash payment of $2.0 million.

     Second, in December 1996, Technocom acquired a 55.51% interest in Technopark, which, in turn, holds a 7.5% interest in Teleport-TP and controls the nomination of one director on the Teleport-TP board. The Technopark interest was acquired in separate transactions from Elite (38% interest in Technopark) and Plicom (17.5% interest in Technopark) for an aggregate cash payment of $3.0 million, pursuant to separate Sale-Purchase Agreements between Technocom and each of Elite and Plicom. Immediately prior to transferring their interests to Technocom, Elite and Plicom had purchased their interests from five shareholders of Technopark.

     Equipment Leases. Equipment purchased by Technocom for the various projects undertaken by Teleport-TP is leased to Teleport-TP pursuant to lease agreements between Technocom and Teleport-TP. Equipment purchased by Technocom for the various projects undertaken by MTR-Sviaz is leased to MTR-Sviaz pursuant to lease agreements between Technocom and MTR-Sviaz.

     Teleport-TP -- International Network Facilities -- Intelsat. The original two Intelsat antennas and the AT&T type 5ESS switch for Teleport-TP's operations were supplied on a turnkey basis by AT&T for a total cost of approximately $12.8 million (inclusive of all financing charges) payable under a supplier financing arrangement with AT&T over 48 months. Rostelecom, Technocom and Technopark guaranteed Teleport-TP's obligations to AT&T, and Teleport-TP provided a security interest in its assets, including receivables, as security for its obligations under the financing. In July 1995, Technocom agreed to pay off the outstanding balance on the AT&T debt of $8.0 million in Teleport-TP in return for ownership of the assets. Technocom then leased the equipment back to Teleport-TP over a ten year lease period. In addition, Technocom has purchased additional network telecommunications equipment valued at $0.5 million which was also leased to Teleport-TP.

     Teleport-TP -- International Network Facilities -- Eutelsat. The Eutelsat antenna was supplied on a turnkey basis pursuant to an equipment purchase and installation agreement, dated August 25, 1995, between Technocom and Hughes for a total cost of approximately $2.8 million, including equipment and services. Fifty percent of the purchase price was financed by the supplier pursuant to a three-year supplier credit agreement between Technocom and Hughes, supported by a guarantee drawn on the Bank of Austria as security for Technocom's obligations to Hughes. The remaining fifty percent of the purchase price was financed by a five-year loan agreement, dated September 12, 1995, between Eutelsat and Teleport-TP, which provides for no principal payments during the first 18 months. Pursuant to the loan agreement, Eutelsat made disbursements under the loan directly to Hughes. Teleport-TP's obligations to Eutelsat have been guaranteed by the RFCTI. The funds were provided by Eutelsat on the condition that Teleport-TP will use the TDMA earth station exclusively for the Eutelsat space segment for a minimum continuous period of ten years from the start of the earth station's operation. The equipment is being leased to Teleport-TP by Technocom under a lease agreement, dated September 1, 1995, pursuant to which Teleport-TP, for a period of eight years, will make monthly payments of $103,000 to Technocom (which sum will cover the loan payments due to Eutelsat). Teleport-TP has the right to purchase the equipment from Technocom at the end of the lease period.

     Teleport-TP -- Long Distance Network Facilities. The initial equipment for the satellite-based network, consisting of a master 18-meter antenna in Moscow, and seven 7-meter and twenty three 4.5-meter remote antennas, was supplied by Scientific-Atlanta for a total cost of $12.0 million, pursuant to a purchase and installation agreement between Technocom and Scientific-Atlanta, dated November 16, 1995.

     In November 1996, Technocom and Scientific-Atlanta extended this agreement to provide for 11 new 7-meter and three new 4.5-meter remote antennas, IDR equipment for seven of the existing 7-meter remote antennas, one IDR upgrade for an 11-meter antenna in Kazan and an expansion of the 18-meter master antenna in Moscow. The total cost of this new agreement is $14.0 million.

     Two further amendments were made to the basic Scientific-Atlanta agreement during 1997, to cover additional equipment and upgrades to existing facilities, with a total cost of approximately $1.85 million.

     All of the telecommunications equipment purchased under the Scientific-Atlanta agreement is being leased to Teleport-TP by Technocom pursuant to telecommunications asset leases.

     In August 1997, the Company entered into an agreement with Siemens for the purchase of converters and other telecommunications equipment related to the long distance network for an aggregate purchase price of approximately three million Deutsche Marks. The equipment is being leased by Technocom to Teleport-TP.

     MTR-Sviaz. Technocom's contribution to MTR-Sviaz included provision of, among other things, a switch to service 8,000 Moscow city lines and 2,000 lines on the internal Mosenergo network. Technocom also purchased 4,000 Moscow city lines, for which it will be paid by MTR-Sviaz as part of the equipment lease described below. Mosenergo's contribution to MTR-Sviaz includes the provision of Moscow city lines at a discounted price, the premises for the switch and the construction of the fiber optic connections between the Mosenergo network and the Moscow city network. Mosenergo is also responsible for network design, securing the numbering plan for the 4,000 city lines and supplying the technical data for connecting the Mosenergo network to the city network. To meet its contribution commitment, Technocom arranged for the purchase of a HICOM 300 switch for MTR-Sviaz pursuant to a purchase agreement, dated June 2, 1995, between Technocom and Siemens, for a total cost of approximately DM 4.9 million (approximately $2.9 million). Seventy percent of the purchase price is being financed by the supplier, pursuant to a five-year supplier loan agreement between Technocom and Siemens, supported by a guarantee drawn on the Bank of Austria as security for at least fifty percent of Technocom's obligations to the supplier. The HICOM 300 switch is being leased by Technocom to MTR-Sviaz under an eight-year lease agreement, dated June 1, 1995, pursuant to which MTR-Sviaz will make monthly payments to Technocom of $253,000. MTR-Sviaz will have the right to purchase the equipment from Technocom at the end of the lease period.

  BECET INTERNATIONAL

     BECET has agreed pursuant to an agreement entered into in May 1994 (the "Motorola Purchase Agreement") to purchase from Motorola the infrastructure equipment required for the cellular systems to be installed in Almaty and eighteen other regional centers throughout Kazakhstan. The Motorola Purchase Agreement requires that BECET purchase the equipment required for Almaty in all events for the sum of $7.8 million. Management believes that BECET has now met this requirement. The agreement permits BECET to not proceed with the purchase of equipment for any of the other sites by so notifying Motorola, subject to incurring a penalty if this is done less than a specified number of days before the applicable equipment is scheduled for shipment. Management also believes that it has complied with these requirements in reducing the total number of installations in Kazakhstan to 12, including Almaty. Finally, the agreement prohibits BECET from purchasing cellular system equipment from other suppliers during the five year term unless the delivery by Motorola of any equipment ordered by BECET is unreasonably delayed.

     Pursuant to a separate agreement, Motorola has agreed to furnish services with respect to the equipment, which will include system design, installation, optimization, system engineering, program management, software maintenance and on-site switch maintenance.

     The term of both agreements is five years. Thereafter, each agreement will automatically renew for consecutive five-year terms unless either BECET or Motorola notifies the other of its intent to terminate such agreement at least 30 days prior to the expiration of the then current five-year term.

EMPLOYEES

  PLD TELEKOM INC.

     As of December 31, 1997, the Company had ten employees, nine of whom were full-time.

  PLD MANAGEMENT SERVICES LIMITED

     As of December 31, 1997, PLDMS had five employees, four of whom were full-time.

  PETERSTAR COMPANY LIMITED

     As of December 31, 1997, PeterStar had 392 employees, of whom 306 were full-time. Of these employees, 390 were Russian nationals and two were expatriate managers. None of its employees is subject to a collective bargaining agreement. PeterStar believes that its relations with its employees are good.

  TECHNOCOM LIMITED

     As of December 31, 1997, Technocom and Teleport-TP had 9 and 103 employees, respectively, all of whom were fulltime. All but two of these employees were Russian nationals. None of Technocom's or Teleport-TP's employees is subject to a collective bargaining agreement. Technocom believes that its relations with its employees are good.

  BECET INTERNATIONAL

     As of December 31, 1997, BECET had 428 employees, two of whom were part-time. Of these employees, 426 were Kazakh nationals and two were expatriate managers. The number of employees involved in branch operations was 181. None of its employees is subject to a collective bargaining agreement. BECET believes that its relations with its employees are good.

  BALTIC COMMUNICATIONS LIMITED

     As of December 31, 1997, BCL had 84 employees, all of whom were full-time. Of these employees, 83 were Russian nationals and one was an expatriate manager. None of its employees is subject to a collective bargaining agreement, although there is a union representative at BCL. BCL believes that its relations with its employees are good.

OWNERSHIP AND MANAGEMENT OF OPERATING SUBSIDIARIES

  PETERSTAR COMPANY LIMITED

     Ownership Structure

     The Company holds its 60% interest in PeterStar through NWE Cyprus. It acquired its interest at various times over the period 1992 - 96.

     Prior to 1997, the other shareholders of PeterStar were Telecominvest (20%) and Complus Enterprises Holding S.A. ("Complus") (20%). Telecominvest was a joint venture between PTS and SPMMTS formed to act as a holding company for their respective interests in a number of telecommunications ventures in Northwest Russia. Telecominvest acquired its interest in PeterStar from PTS as part of PTS' contribution to this joint venture. Complus was a 55% owned indirect subsidiary of Cable & Wireless.

     In 1996, a Commerzbank affiliate acquired a 51% interest in Telecominvest. In May 1997, the holdings in PeterStar were restructured in connection with the recapitalization of PeterStar, so that Telecominvest came to acquire an additional 9% interest in PeterStar from Complus, while at the same time the Commerzbank affiliate gave up its interest in Complus, which thereafter became wholly owned by Cable & Wireless. Cable & Wireless then transferred its 11% interest in PeterStar from Complus to PLD Holdings. Accordingly, as of December 31, 1997 PeterStar was owned 60% by NWE Cyprus, 11% by PLD Holdings, and 29% by Telecominvest, which is owned 51% by the Commerzbank affiliate, 25% by PTS and 24% by SPMMTS.

     Relationship with Other Equity Holders

     Under the PeterStar foundation documents, a general meeting of shareholders may take action through a simple majority of those present. Accordingly, since the Company has a 60% interest in PeterStar, it should be assured of being able to take whatever action it requires once a meeting is constituted. However, representatives of 75% of the ordinary shares must first be present to constitute a quorum. Thus, it is possible for Telecominvest (and Commerzbank, through its control position in Telecominvest) to prevent action from being taken by ensuring that there is no quorum at a shareholders meeting. Also, pursuant to the PeterStar foundation documents, the shareholders have rights of first refusal to purchase any shares which any shareholder wishes to transfer, and to purchase any shares held by any shareholder who is bankrupt or goes into liquidation.

     PeterStar is dependent on PTS for the completion of most of its calls, and the PeterStar network is linked to the PTS network, giving PeterStar access to PTS's large local subscriber base. In addition, PeterStar is dependent on PTS's buildings, ducts and tunnels in order to house its exchanges and to reach its customers. To date, PTS has permitted PeterStar to house its exchanges in PTS buildings and use its other facilities without paying rent or call charges. Although PTS is required to do this under the terms of PeterStar's foundation documents, the presently unforeseen refusal by PTS to honor this commitment for free access or to condition access on unfavorable terms, or to restrict or condition completion of calls from the PeterStar network, could have a material adverse effect upon PeterStar, and hence upon the Company. PTS has been pressing PeterStar to commence making payments for the use of its local lines and negotiations have been conducted between the parties for the introduction of local line rental charges. At present it is not possible to predict the outcome of these negotiations, nor their impact upon PeterStar's results of operations. Given the extent of the reliance of PeterStar upon PTS, PTS is clearly in a position to exercise a high degree of influence over PeterStar's affairs as a practical matter, even as an indirect minority shareholder.

     Notwithstanding its ability to influence PeterStar's affairs, the Company believes that PTS will continue to support the development of PeterStar's business as presently planned, and that PTS's business objectives are basically consistent with PeterStar's own plans.

     Management

     At the beginning of 1997, the board of directors of PeterStar consisted of seven directors, three of whom were appointed by the Company, two by Telecominvest and one by Complus. The seventh director was the General Director, who is required to be nominated by the Company but approved by the general meeting of shareholders. During 1997, the size of the board was increased to eight, with three each being appointed by the Company and Telecominvest, and one being appointed by PLD Holdings, which is wholly owned by Cable & Wireless. The eighth director remained the General Director, who is still required to be nominated by the Company subject to final approval by the shareholders.

     Inasmuch as six of the eight directors must be present to constitute a quorum, the possibility exists that the Telecominvest directors (or any three other directors) may be able from time to time to prevent the creation of a quorum. Once a quorum is present, however, the Company is currently reasonably assured of a majority of the votes on the board, on the basis that both the director appointed by PLD Holdings, which is wholly-owned by Cable & Wireless, the Company's principal shareholder and therefore presumed to be likely to support the Company in respect of matters coming before the PeterStar board, and the General Director, who is a Company appointee, will vote with the three Company-appointed directors. Even if only the PLD Holdings director votes with the three Company appointees, the Company can still achieve a majority of votes because the PeterStar foundation documents specify that the person designated as Chairman of the Board (whom the Company is entitled to appoint) also has a casting vote in the event of a tie vote among the board of directors. This situation is not expected to change even if Cable & Wireless was to dispose of its interest in the Company, as it has announced it is in active discussions to do, because the interests of the Company and Cable & Wireless on matters coming before the PeterStar board have tended (and are anticipated to continue) to be identical. However, if (whether as part of its disposition of its interest in the Company or otherwise) Cable & Wireless was to dispose of its interest in PLD Holdings to an entity whose objectives or interests are not necessarily aligned with those of the Company, then the Company's ability to control the PeterStar board would be placed in question, and the Company would likely have to rely to a significantly greater degree upon its right to veto specific initiatives at the PeterStar board level. This right is set forth in a provision in the foundation documents which specifies that certain significant actions of the board of directors of PeterStar, including changing its bankers or auditors, entering into related party transactions, making acquisitions or dispositions not contemplated by PeterStar's business plan and giving guarantees and pledging assets, require the affirmative vote of at least one of the three directors appointed by the Company.

     The day-to-day management of PeterStar is the responsibility of the General Director and a management board which is composed of the PeterStar divisional directors. The PeterStar operational divisions are: Sales and Marketing, Finance, Technical and Operations and Administration.

     The officers of PeterStar are as follows:

Vladimir A. Akulich..................    General Director
Stephen Gardner......................    Sales and Marketing Director (through April 1998)
Rick Macy............................    Commercial Director (commencing April 1998)
James Maude..........................    Finance Director
Alexander Belyakov...................    Technical and Operations Director

     Vladimir Akulich became Acting General Director of PeterStar in March 1995 and was confirmed as General Director in May 1995. Previously, he had been its Technical and Operations Director. After completing his education at the St. Petersburg Institute of Communications in 1978, Mr. Akulich worked in the Radio Communications Equipment Factory until 1982. In 1983, he began his professional career in the telecommunications industry, holding positions of increasing responsibility at PTS. His last position at PTS was as Chief Engineer of one of five telephone nodes in the PTS network. Mr. Akulich is 39 years of age.

     Stephen Gardner became Sales, Marketing and Customer Service Director on January 1, 1996. Effective April 1998, he will become Vice
President -- Commercial, Russia for PLD. Previously, he was Commercial Director of BCL, on secondment from Cable & Wireless, in St. Petersburg from February 1994 to December 1995. Prior to that time, he had been an employee of Cable & Wireless in San Francisco since 1989 as a District Manager and in Los Angeles as a Senior Sales Executive. Mr. Gardner is a graduate of the University of Southern California, with a degree in business. Mr. Gardner is 31 years of age.

     Rick Macy is expected to join PeterStar as Commercial Director in April 1998, replacing Stephen Gardner who will then become Vice
President -- Commercial, Russia for PLD. Prior to joining PeterStar,

Mr. Macy was the Commercial Director, Moscow for Millicom International Cellular, where he was responsible for the sales and marketing of all of Millicom's Russian cellular joint ventures. Previously, he was Area Sales Manager for Harris Corporation, responsible for their European markets. He also spent four years as an electronics technician in the U.S. Navy. Mr. Macy is 33 years old.

     James Maude joined PeterStar as Finance Director in September 1996. Prior to this he worked as an auditor for Deloitte and Touche, opening their office in St. Petersburg in 1993. During this time he was responsible for world clients of Deloitte and Touche such as RJR Nabisco. Before moving to Russia, Mr. Maude worked for Deloitte and Touche in Malawi, Africa, and Binder Hamlyn in London. Mr. Maude is 36 years old.

     Alexander Belyakov became Technical and Operations Director in May 1996. His previous positions were Acting Technical and Operations Director (beginning in March 1995) and Chief Engineer of the Technical Department. Mr. Belyakov graduated from the St. Petersburg Institute of Communications in 1978. From 1978 until 1982, he worked in "Mezhgorsvjazstroy", where his responsibilities were the installation of optical fiber links and switching equipment. From 1982 through 1992, he worked in PTS as a leading engineer in digital telecommunication systems. In January 1993, Mr. Belyakov joined PeterStar and became Transmission Systems Manager. Mr. Belyakov is 40 years old.

     Service Agreement

     PeterStar entered into a service agreement, dated January 1, 1998, with NWE Cyprus, pursuant to which, for a one-year term, NWE Cyprus will provide management services to PeterStar, including advice and assistance with respect to the design, implementation, operations, marketing and expansion of PeterStar's network for a one-year term. NWE Cyprus invoices PeterStar quarterly for these services in U.S. Dollars. PeterStar has had similar agreements with NWE Cyprus for all years dating back to 1992.

     PLD Telekom Inc. Representative Office

     Following approval by the Company's Board of Directors in April 1997, the Company has established a representative office of the Company in St. Petersburg. The office is co-located at the premises of BCL. The Company employs as its Representative Director Peter Owen Edmunds, formerly with PeterStar, and two administrative staff members. Mr. Owen Edmunds, who was previously the Deputy General Director and Sales and Marketing Director of PeterStar, formed part of the initial team from the Company that helped formulate the development of PeterStar commencing in April 1992. Prior to joining the Company, Mr. Owen Edmunds served for 14 years as an officer in the British Army. He served in the United Kingdom and Germany, ending his military career in Berlin on the Five Nation Liaison team. Mr. Owen Edmunds underwent Russian language training in the service and is a qualified Russian interpreter. Mr. Owen Edmunds is 39 years of age.

TECHNOCOM LIMITED

     Ownership Structure

     The Company holds a 80.4% voting interest in Technocom, with the balance being held by Plicom (14.57%) and Elite (5.03%). In November 1997, the Company acquired: (i) 30 Technocom ordinary shares (or approximately 15.1% of the total such shares issued) held by Plicom, an Irish company beneficially owned by the family interests of Mr. Mark Klabin, for $18.5 million in cash; and (ii) 29 Technocom ordinary shares (or approximately 14.8% of the total such shares issued) held by Elite, an Irish company beneficially owned by a trust advised by Dr. Boris Antoniuk, for $6.25 million in cash and 1,316,240 shares of Common Stock. See "-- Acquisition of Additional Interests in Technocom."

     Technocom's principal asset is its equity interest in Teleport-TP. The shareholders of Teleport-TP are Technocom (38.5%), Rostelecom (44%), Roscomm (10%) and Technopark (7.5%). During 1996, Technocom's direct and indirect interests in Teleport-TP were increased to 49.33% through: (i) the acquisition of a 55.51% interest in Technopark, a 7.5% shareholder in Teleport-TP; and (ii) the acquisition by

Roscomm (in which Technocom holds a 66.67% interest) of a 5% interest previously held in trust for the VVC. The completion of these transactions by Technocom has given Technocom the ability to control 56% of the voting shares in Teleport-TP and nominate three of the five seats on the Teleport-TP board, thereby permitting the consolidation of Teleport-TP's financial results into the Company's consolidated financial statements under U.S. GAAP effective December 31, 1996. See "-- Risk Factors -- Risks Involving the Company -- Absence of Complete Control; Dependence on Local Partners."

     Technocom also owns a 49% beneficial interest in MTR-Sviaz. The remaining 51% is owned by Mosenergo, the Moscow city power utility. MTR-Sviaz is a joint venture formed to modernize and commercialize a portion of Mosenergo's internal telecommunications network. See "-- Technocom Limited -- MTR-Sviaz."

     Technocom also holds a 50% interest in Rosh Telecom, a venture with ECI, an Israeli equipment supplier. Rosh Telecom is the exclusive agent for ECI in the Russian Federation.

     Technocom also has an effective 100% of SCS. SCS acts as Teleport-TP's marketing arm for satellite circuit capacity made available by Teleport-TP to international television agencies with occasional broadcasting requirements.

     Relationship with Other Equity Holders

     In connection with the November 1997 acquisitions of portions of the Technocom interests held by Plicom and Elite, the Company entered into a revised put and call option agreement with Plicom, whereby Plicom has the right, commencing June 30, 1999 and continuing until June 30, 2019, to require the Company to acquire its remaining holding in Technocom, and the Company has the right to require Plicom to sell such holding, for a purchase price of $17.5 million. In addition, the Company entered into a revised put and call option agreement with Elite, whereby: (i) Elite has the right, commencing June 30, 1998 and continuing until June 30, 2019, to require the Company to acquire 2 of its remaining shares in Technocom, and the Company has the right to require Elite to sell such shares, for a purchase price of $1.0 million or, at Elite's option, that number of shares of Common Stock which results from dividing $1 million by the lower of $5.85 and the average closing price of such shares over the preceding ten trading days; and (ii) Elite has the further right, commencing June 30, 1999 and continuing until June 30, 2019, to require the Company to acquire its 8 remaining shares in Technocom, and the Company has the right to require Elite to sell such shares, for a purchase price based on the Company's valuation of Technocom, provided that such purchase price shall not be less than $6,689,655 nor more than $9,620,689. See "-- Risk Factors -- Risks Involving the Company -- Limitations on Ability to Transfer Interests."

     The success of Teleport-TP's business is very dependent upon the continuing support of Rostelecom. Rostelecom holds a 44% interest in Teleport-TP, and Mr. Oleg Belov, the general director of Rostelecom, is Rostelecom's representative on the Teleport-TP board of directors.

     Currently, Rostelecom is Teleport-TP's largest customer for its international network services, accounting for approximately 27% of total Teleport-TP revenues in 1997, as compared to 41% in 1996. Teleport-TP leases Intelsat circuits to Rostelecom pursuant to a five-year contract which commenced in December 1992 and Eutelsat circuits pursuant to a ten year contract which commenced in September 1995. The Intelsat contract was renewed in December 1997 for an additional three year term, and is automatically renewable upon the expiration of its initial term, unless terminated by either party.

     Additionally, to date Rostelecom has supported all of Teleport-TP's plans (and related license applications) for the expansion of its "Satelink" network in Russia, even though Rostelecom is the principal provider of national and international long distance service in Russia (see "-- Telecommunications in the Former Soviet Union -- Telecommunications in the Russian Federation"), and thus in direct competition with Teleport-TP (see "-- Competition -- Teleport-TP"). Rostelecom's motivation appears to be its equity interest in Teleport-TP as well as the fact that Teleport-TP's network provides improved telecommunications links with areas of the Russian Federation which Rostelecom is unable to serve fully, or at all, and thus increases traffic utilizing Rostelecom's own network. See "-- Technocom
Limited -- Teleport-TP -- Dedicated International Network Services -- Customers and Marketing."

     In 1997, it was reported that, notwithstanding its previously announced plans to have Sviazinvest compete with Rostelecom, the Russian government had consolidated its telecommunications holdings in Sviazinvest and Rostelecom by transferring its shareholding in Rostelecom (38% of the common stock, and 51% of the voting stock) to Sviazinvest. The balance of the shares in Rostelecom remain in the hands of private investors. In April 1997, the government announced that it was seeking to sell 49% of Sviazinvest in two auctions, one as to a 25% stake open to Russian and foreign investors and the other as to a 24% stake open only to Russian investors. In July 1997, the government announced that the 25% stake had been sold to a consortium which included Oneximbank and Renaissance Capital, for a purchase price of $1.875 billion. Following this auction, the Russian government announced its intention to increase the size of the other stake being sold to 25% minus one share. The schedule for the auction of the second stake has not been announced, but it is expected to be completed by the end of the third quarter of 1998. While it is not yet clear how the proceeds of this sale will be employed, it is understood that the government wishes to have a substantial part, if not all, of the proceeds allocated to its current budget deficit. At the same time, Sviazinvest has announced plans to raise $400 million through a Eurobond offering later in 1998. In light of all of the foregoing, it is unclear what impact the consolidation of the government's telecommunications holdings and the auctions of significant stakes in Sviazinvest will have on the Russian telecommunications market in general and the Company in particular. See "-- Telecommunications in the Former Soviet Union -- Telecommunications in the Russian Federation."

     In view of the importance of the relationship of Rostelecom to Teleport-TP and the central position which Rostelecom plays in the Russian telecommunications industry, Rostelecom is clearly in a position to exercise considerable influence over Teleport-TP's affairs, notwithstanding the fact that it holds a minority position in the company and its representative on the board of directors is also in a minority. While there is no guarantee that Rostelecom will continue to support the expansion of Teleport-TP, the Company knows of no reason to believe, based on the nature of its support to date and the benefits it receives from the relationship, that Rostelecom will not continue to support Teleport-TP in the future. See "-- Risk Factors -- Risks Involving Technocom Limited and Teleport-TP -- Dependence on Rostelecom as Customer; Necessity to Further Develop Customer Base."

     Management

     Technocom is managed by a board of directors consisting of five members, three of whom are designated by the Company, with Plicom and Elite, Technocom's other shareholders, each nominating one member. The day-to-day management of Technocom is the responsibility of Boris Antoniuk, who is the principal executive officer of Technocom. The Company has identified a number of other executives to work with Dr. Antoniuk, as a result of which efforts Mr. David Castillo was appointed as Chief Operating Officer of Technocom in January 1998, and Mr. Michael Maltby was appointed Finance Director of Technocom in February 1998. The Company has also provided, and will continue to provide, logistical, engineering and project management support to the development of Teleport-TP's satellite-based long distance network, the costs associated with which are borne by Technocom.

     In connection with the Company's acquisition of the additional interests in Technocom, the Company entered into a amendment to its existing consulting agreement with Plicom, amending and increasing the duties to be performed thereunder, increasing the annual fee payable thereunder from $100,000 to $200,000, providing for the payment of expenses reasonably incurred, and specifying that the agreement will terminate once the Company has acquired the remainder of Plicom's interest in Technocom. The Company also entered into an amendment to its existing consulting agreement with Elite, increasing the annual fee from $108,333 to $158,333. Separately, both Mr. Klabin and Dr. Antoniuk have agreed not to compete with the Company in the field of telecommunications in the former Soviet Union both while they are directors of Technocom and for two years after they cease to be directors of Technocom. See "-- Risk Factors -- Risks Involving the Company -- Dependence on Key Management."

     Boris Antoniuk has served as general manager of Technocom and Chairman and Chief Executive Officer of Teleport-TP since 1992. Dr. Antoniuk has also served as a Director of the Company since June 1997 and as Group Director -- CIS and Russia of the Company since November 1997. He has many years' experience in the telecommunications field, having worked for various government agencies and trade delegations in the Soviet Union and Russia since 1974, including six years as head of the U.S. department of the USSR State Committee for Science and Technology in Moscow and three years as economic adviser to a deputy Prime Minister of the USSR Council of Ministers. Since the economic liberalization of Russia, he has been involved in a number of commercial ventures, including the publishing of several Russian computer magazines. He also holds the post of Deputy Chairman of Technopark, a subsidiary of Technocom.

     David Castillo became Chief Operating Officer of Technocom and Teleport-TP in January 1998. Prior to joining the Company, he was Country Manager of Russia and the CIS for Dow Jones. From 1994 to 1996, Mr. Castillo was Project and Development Director for Reuters Russia and CIS, and prior to that he was Operations Director for Reuters in England. Mr. Castillo is 53 years old.

     Michael Maltby became Finance Director of Technocom in February 1998. Prior to joining the Company, he was the Financial Director of Belcel, a cellular operator based in Minsk, Belarus. From 1995 to 1996, Mr. Maltby was a Financial Systems Accountant for Comstar in Moscow. Previously, he was a chartered accountant with Ernst & Young where he worked in the London, St. Petersburg and Moscow offices. Mr. Maltby is 33 years old.

BECET INTERNATIONAL

     Ownership Structure

     The Company's 50% interest in BECET is held by WTC, a British Virgin Islands corporation and a wholly owned indirect subsidiary of the Company. The shares of WTC are held by the Company through NWE Cyprus. The other 50% interest in BECET is currently held by Kazakhtelekom, a joint stock company which is owned by the government of Kazakhstan and which operates the public telephone network in that country (the authority to operate such network having been recently confirmed by the grant to Kazakhtelekom of specific authority to act as the exclusive operator of the public network in Kazakhstan and as representative of the Kazakh government in international telecommunications matters). In May 1997, the Kazakh government announced that it had sold a 40% stake in Kazakhtelekom to Daewoo. However, in March 1998, it was reported that Daewoo had sold a portion of its stake (reported to be approximately 10% of Kazakhtelekom) to an unnamed third party. The report did not indicate whether Daewoo proposed to sell or retain the remainder of its stake in Kazakhtelekom. See "-- Risk Factors -- Risks Involving BECET International -- Sale of Stake in Kazakhtelekom" and "-- Relationship with Other Equity Holders."

     Relationship with Other Equity Holders

     The relationship between WTC and Kazakhtelekom is governed principally by the terms of a joint venture agreement entered into in December 1993. The agreement sets forth the respective capital contributions of the parties. In the case of the Kazakh partner, these consisted of the cellular license and frequencies, as well as all physical facilities required for the operation of the cellular network. As required, WTC contributed cash, equipment, property and services with an aggregate value of $20.0 million by February 1995. WTC has no obligation to make any additional contributions. Should the board of directors of BECET determine that BECET requires an additional capital contribution, then each shareholder will be required to contribute its proportionate share of the capital contribution or face dilution.

     Each BECET shareholder has the same voting, distribution and liquidation rights, except that upon a liquidation, WTC is entitled to receive out of any distributions the first $20.0 million for its capital contribution plus any subsequent capital contributions not matched by Kazakhtelekom.

     Prior to February 4, 1999, neither party may sell, assign, pledge or otherwise transfer its equity interest in BECET without the written consent of the other party. After February 4, 1999, either party may transfer its equity interest provided that the transferee agrees to be bound by the terms of the Joint Venture Agreement.

     BECET and Kazakhtelekom entered into an interconnection agreement pursuant to which Kazakhtelekom agreed to provide BECET with access to the public switched telephone network in Kazakhstan for the fifteen year term of BECET's current license free of charge (but subject to payment of certain charges to local operators for carriage and termination of calls from BECET's network). While there is no reason to suppose that Kazakhtelekom will not honor this commitment, the loss of, or any significant limitation on its access to the network could have a material adverse effect on the operations of BECET.

     While WTC may have the power, pursuant to the management structure described below, to direct the operations or determine the strategies of BECET, management believes that it is unlikely, in view of the pivotal importance of Kazakhtelekom to the business of BECET, that any significant initiatives would be undertaken by WTC without the consent of Kazakhtelekom. To date, Kazakhtelekom has not used its position to undermine initiatives proposed by WTC, nor to cause BECET to take any action to WTC's detriment; however, there can be no assurance that it will not do so in the future.

     The sale of a 40% stake in Kazakhtelekom to Daewoo in May 1997 may result in changes in the relationship between BECET and WTC, on the one hand, and Kazakhtelekom, on the other, but the effects are not possible to predict at the present time. The March 1998 report regarding the sale by Daewoo of a portion of its stake (reported to be approximately 10%) to an unnamed third party also increases uncertainty, as to the government's attitude towards Kazakhtelekom and Daewoo's intentions with respect to the remainder of their stake. Additionally, it is not known what effect on BECET, or its license or business, the recent designation of Kazakhtelekom as the exclusive operator of the public network, or the recent efforts by the KMOC to eliminate the exclusivity element of BECET's license and to appoint new licensees, will have. All of these developments will present new uncertainties and challenges for BECET. See "-- Risk Factors -- Risks Involving BECET International -- Sale of Stake in Kazakhtelekom" and
"-- Telecommunications License," "-- Telecommunications in the Former Soviet Union -- Telecommunications in Kazakhstan" and "-- Telecommunications
Licenses -- BECET International."

     In connection with the grant of its telecommunications license in 1994, WTC agreed to lend the KMOC up to $3 million on commercial terms for use for various KMOC projects. During 1995, the Company advanced $3 million to Monogram Finance Group Limited ("MFGL") in exchange for a convertible promissory note due on February 20, 2000. The note is convertible at any time prior to February 29, 2000 into common stock of MFGL representing 50% of its total issued and outstanding common stock. Its sole asset is an agreement to acquire a 50% interest in Monogram Telecommunications Limited, a Bermuda company ("MTL"). MTL has an agreement to acquire 100% of an Irish company known as Kazakhstan Telecommunications Development Corporation Limited ("KTDC"). KTDC has agreed in principle with the government of Kazakhstan to assist the government in connection with the privatization of Kazakhtelekom. While the Company believes that this arrangement satisfies the commitment given by WTC to the KMOC, there can be no assurance that the KMOC will not still call upon WTC to advance, and that WTC will not be obligated to pay, the $3 million.

     Management

     BECET is managed by a board of directors consisting of six members, three designated by Kazakhtelekom and three by WTC. WTC designates the Chairman of the Board who has a casting vote in the event of a tie vote. At least four members of the board are required to approve any of the following actions: amendment of BECET's charter, dissolution, voluntary bankruptcy, approval of the annual budget, acquisition of assets or businesses in excess of $5 million or any disposition or transfer of the BECET license, other investments in excess of $1 million or incurring indebtedness in excess of $2 million. These arrangements cannot be changed without WTC's consent. Accordingly, while there may be some question about the enforceability of these arrangements, WTC believes that it has the ongoing ability to make all significant strategic, operating, financing and investing decisions on behalf of BECET through the arrangements described above, although it is not likely that it would choose to take action without the approval of Kazakhtelekom.

     BECET has two co-chief executive officers ("Co-CEOs") and a treasurer who is also the chief financial officer ("CFO"), and may appoint other officers as the board determines. In addition, BECET has a chief Kazakh financial officer ("CKFO") who reports directly to the CFO and who is responsible for accounting matters under Kazakh law as well as serving as a liaison between BECET and the Kazakh tax authorities. One of the Co-CEOs and the CKFO are appointed by the directors who are designees of Kazakhtelekom and the other Co-CEO and the CFO are appointed by the directors who are designees of WTC. The Co-CEO appointed by the WTC directors has the ultimate responsibility for the management of BECET, subject to the authority of the board of directors.

     The officers of BECET are as follows:

Rex Power...........................    Co-Chief Executive Officer
Maxut Sauranbekov...................    Co-Chief Executive Officer
Tamara Darcy........................    Acting Chief Financial Officer (through April 1998)
Michael Leaver......................    Chief Financial Officer (commencing April 1998)
Natalia V. Sauranbekova.............    Chief Kazakh Financial Officer

     Rex Power became Co-Chief Executive Officer of BECET in June 1997. He is a registered chartered engineer and a registered European engineer. Prior to joining BECET, he worked for Cable & Wireless for over 30 years, mostly in overseas assignments, including management positions in Nigeria, Saudi Arabia and Macau. Additional positions with Cable & Wireless included Regional Business Manager for the Bermuda, Caribbean and Atlantic Islands Region and General Manager, Eastern Russia/Director, Special Projects in the Northeast Asia Region, Hong Kong and Japan. Mr. Power is 50 years old.

     Maxut Sauranbekov became Co-Chief Executive Officer of BECET in June 1997. He joined BECET in October 1994 as Vice President for Marketing, Sales and Customer Service and then served as Vice President for Corporate Affairs. Prior to joining BECET, he worked for eight years in various other commercial and financial ventures. Mr. Sauranbekov is 35 years old.

     Tamara Darcy has served as Acting Chief Financial Officer of BECET since January 1998, while BECET sought a new Chief Financial Officer. Ms. Darcy has many years of accounting and financial consulting experience, including with DHL Worldwide Express in Moscow and Glaxo Holdings in Moscow. She has also worked as a financial consultant for BCL. Ms. Darcy, who graduated from the Technical University in St. Petersburg with an engineering degree, is a Chartered Management Accountant and is fluent in Russian and English. She will resign from her position upon Michael Leaver becoming the Chief Financial Officer in April 1998.

     Michael Leaver is expected to join BECET as Chief Financial Officer in April 1998, replacing Tamara Darcy. From 1995 until joining BECET, he was Deputy General Director of Uralwestcom, a cellular telephony operator in Yekaterinburg. Previously, Mr. Leaver was the Financial Director for Kiev Tetra Pak, a Ukrainian joint venture, for three years during its start-up phase. Mr. Leaver is 41 years old.

     Natalia V. Sauranbekova has more than seven years experience in finance. For over three years, she was Financial Director at Kazryastechnika, which provided research and planning services for the KMOC, and prior to that she was an economist with a number of Kazakh government agencies. She is married to Mr. Maxut Sauranbekov, one of the two Co-Chief Executive Officers.

     BECET entered into a Consulting and Information Services Agreement with WTC, dated January 30, 1995, pursuant to which WTC provided certain consulting, information, management services and personnel expertise to BECET. In consideration for these services, BECET paid WTC a fee of $25,000 per month plus 3% of BECET's monthly gross revenues. This agreement was terminated as of December 31, 1997, and BECET is currently negotiating with the Company and Kazakhtelekom for new consulting agreements. These contracts are anticipated to provide for consulting fees, in the case of the Company, of $25,000 per month plus 3.4% of BECET's gross revenues, and, in the case of Kazakhtelekom, of 300,000 Tenge per month plus 1% of BECET's gross revenues, and to be effective as of January 1, 1998, with a one year term automatically renewable for successive one year periods unless terminated by either party.

RISK FACTORS

     This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to political, social and economic conditions in the countries of the former Soviet Union and the Commonwealth of Independent States, the commencement of certain programs and the proposed offering of certain services by the Company's operating subsidiaries, proposed changes in the Company's corporate structure and centers of operations and interpretations and actions of certain regulatory authorities, including in the United States, Canada, Russia and Kazakhstan, as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates" or similar expressions. For such statements the Company claims the protection of the safe harbor for forward-looking statements contained in the private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, those discussed elsewhere in this Report and in the documents incorporated herein by reference.

COUNTRY RISKS

     General. Foreign companies conducting operations through affiliates in the Russian Federation and Kazakhstan face significant political, economic, currency, legal and social risks. For example, a report released February 20, 1997 by the United States Embassy in Moscow on the commercial environment in the Russian Federation listed the following general difficulties affecting trade and investment in the Russian Federation, most of which are also encountered in Kazakhstan and some or all of which could affect the ability of the Company or its operating businesses to conduct or realize income from their businesses:

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

     Political Risks. Since the breakup of the Soviet Union, the political situation in the Russian Federation and Kazakhstan has been characterized by uncertainty and instability.

     In the Russian Federation, the political situation has been characterized by tensions between the executive and legislative branches of the government and efforts by the regions and autonomous republics of the Russian Federation to gain a greater degree of independence (the most dramatic example of which was the conflict in Chechnya). Lack of consensus between local and regional authorities and the federal government often results in the enactment of conflicting legislation at various levels and may result in political instability. This lack of consensus may have negative economic effects on the Company, which could be material to its operations. Communist and nationalist parties wield strong influence in the lower house of Parliament (the Duma) and have made gains in regional governorships which could result in a slow down or reversal of the development of a free market economy.

     During the transformation to a market-oriented economy in the Russian Federation, legislation has been enacted to protect property against expropriation and nationalization. However, a resurgence in nationalism could result in pressures for the reduction or even elimination of non-Russian ownership of Russian businesses, and there can be no assurance that such recently enacted protections would be enforced in the event of an attempted expropriation or nationalization. Legislation to restrict foreign ownership in the telecommunications industry is introduced from time to time and, while not expected to become law, is symptomatic of these increasingly nationalistic attitudes. Boris Yeltsin, President of the Russian Federation, recently announced that he will not run for re-election in 2000. The resulting change in leadership at that time could result in political instability and substantial changes in government policies. Any such matters could have a material adverse effect on the Company.

     The political situation in Kazakhstan is characterized by one-man rule by President Nursultan Nazarbayev who demonstrates considerable political power. While such concentration of power may at times be perceived as providing a stabilizing influence, it also increases the risk of nepotism, arbitrary decision-making and significant policy changes in the event of succession. In addition, Russia has substantial political and economic influence in Kazakhstan and may seek to use such influence to further its own goals, which may be inconsistent with the national interests of Kazakhstan and create political instability in that country, which could have a material adverse effect on the Company.

     Economic Risks. Until recently, the economies of both the Russia Federation and Kazakhstan were administered by the central authorities of the former Soviet Union. Following the collapse of those authorities and the command economy they managed, the governments of both the Russian Federation and Kazakhstan sought to implement policies designed to introduce free market economies into their respective countries. While these policies have met with some success, the economies of both the Russian Federation and Kazakhstan have been characterized by high unemployment, high rates of business failure, the deterioration of certain sectors of the economy, high government debt relative to gross domestic product and declining real wages. In both the Russian Federation and Kazakhstan real economic improvement has been limited to specific regions (the Moscow and St. Petersburg regions in Russia, and Almaty in Kazakhstan). The Russian Federation is still experiencing a lack of political consensus as to the scope, content and pace of free market reforms. No assurance can be given that policies to introduce or support a free market economy will continue to be implemented in either the Russian Federation or Kazakhstan, that these countries will remain receptive to foreign investment or that the economies of the Russia Federation or Kazakhstan will stabilize. The failure of any of these to occur could have a material adverse effect on the Company. In addition, the Russian Federation currently receives substantial financial assistance from several foreign governments and international organizations. To the extent any of this financial assistance is reduced or eliminated, economic development in the Russian Federation may be adversely affected, and any resulting difficulties in the Russian economy could have a material adverse effect on the Company.

     Russian businesses have limited operating history in free market conditions and have had limited experience compared with Western companies with the entering into and performance of contractual obligations. Accordingly, as compared to Western companies, such businesses are often characterized by management that lacks experience in responding to changing market conditions and limited capital resources with which to develop their operations. In addition, the Russian Federation has limited infrastructure to support a market system and banks and other financial systems are not well developed or well regulated. Businesses therefore may experience difficulty in obtaining working capital facilities. Moreover, the Russian banking system has faced and may encounter in the future liquidity crises as well as other problems arising as a result of under-capitalization of the banking sector as a whole. A general Russian banking crisis could have a material adverse effect on the Company's operations and financial performance and on the ability of its customers to pay amounts due.

     Currency Risks. The Russian Rouble and the Kazakh Tenge are not convertible outside of the Russian Federation and Kazakhstan, respectively. Within those countries, a market exists for the conversion of Roubles and Tenge into other currencies, but it is limited in size and is subject to rules limiting the purposes for which conversion may be effected. The history of trading in the Russian Rouble and Kazakh Tenge against the U.S. Dollar has been characterized by significant declines in value and considerable volatility. Although the Russian Rouble and the Kazakh Tenge experienced relative stability against the U.S. Dollar during 1996 and 1997, there is a risk of further declines in value and continued volatility in the future. Historically, the Company has largely been able to limit its exposure to declines in the value of the Rouble and the Tenge because its operating businesses invoice their customers in U.S. Dollars which is permitted under current Russian and Kazakh regulations. The Company's customers then pay in local currency at the then-current exchange rate to the U.S. Dollar. The Company's operating businesses have experienced certain costs in exchanging local currencies for U.S. Dollars, but to date these have not been material. Nonetheless, no assurance can be given that the Company's operating businesses will continue to be able to bill customers in U.S. Dollars or in local currencies in amounts determined by reference to the value of the U.S. Dollar, or that they will continue to be able to exchange local currencies for U.S. Dollars without significant difficulties, delays or costs. In particular, BECET may face greater exchange risks as a result of new Kazakh regulations regarding invoicing. See "-- BECET International -- Operations -- Billing and Tariffs." Any of these developments, in conjunction with further declines, or volatility, in the value of the Rouble or the Tenge against the U.S. Dollar, could have a material adverse effect on the Company. See also "-- Risks Involving the Company -- Currency Controls; Restrictions on Repatriation of Payments; Prior Investments."

     Legal Risks. Both the Russia Federation and Kazakhstan lack fully developed legal systems. Russian and Kazakh law is evolving rapidly and in ways that may not always coincide with market developments, resulting in ambiguities, inconsistencies and anomalies, and ultimately in investment risk that would not exist in more developed legal systems. Furthermore, effective redress in Russian and Kazakh courts in respect of a breach of law or regulation, or in an ownership dispute, may be difficult to obtain.

     Risks associated with the Russian and Kazakh legal systems include: (i) the untested nature of the independence of the judiciary and its immunity from economic, political or nationalistic influences; (ii) the relative inexperience of judges and courts in commercial dispute resolution, and generally in interpreting legal norms; (iii) inconsistencies among laws, presidential decrees and governmental and ministerial orders and resolutions; (iv) often times conflicting local, regional and national laws, rules and regulations; (v) the lack of judicial or administrative guidance on interpreting the applicable rules; and (vi) a high degree of discretion on the part of government authorities and arbitrary decision-making which increases, among other things, the risk of property expropriation. The result has been considerable legal confusion, particularly in areas such as company law, property, commercial and contract law, securities law, foreign trade and investment law and tax law. No assurance can be given that the uncertainties associated with the existing and future laws and regulations of the Russian Federation or Kazakhstan will not have a material adverse effect on the Company. In addition, there is no guarantee that a foreign investor would obtain effective redress in any court. No treaty exists between the United States and the Russian Federation or Kazakhstan for the reciprocal enforcement of foreign court judgments.

     Furthermore, the relative infancy of business and legal cultures in the Russia Federation and Kazakhstan are reflected in the inadequate commitment of local business people, government officials, agencies and the judicial system to honor legal rights and agreements, and generally to uphold the rule of law. Accordingly, the Company may, from time to time, confront threats of, or actual, arbitrary or illegal revision or cancellation of its licenses and agreements, and face uncertainty or delays in obtaining legal redress, any of which could have a material adverse effect on the Company.

     The Civil Code of the Russian Federation and the Law of the Russian Federation on Joint Stock Companies generally provide that shareholders in a Russian joint stock company are not liable for the obligations of the joint stock company, and only bear the risk of loss of their investment. However, if a company (an "effective parent") is capable of determining decisions by another company (an "effective subsidiary"), and such capability is provided for in the charter of the effective subsidiary or in a contract between the companies, and if the effective parent gives obligatory directions to the effective subsidiary, such effective parent bears joint and several responsibility for transactions concluded by such effective subsidiary in carrying out such directions. In addition, an effective parent is secondarily liable for an effective subsidiary's debts in the event an effective subsidiary becomes insolvent or bankrupt resulting from the action or inaction of an effective parent which is capable of determining decisions of the effective subsidiary whether as a result of the effective parent's ownership interest, pursuant to the terms of a contract between the companies or in any other way. In such instances, other shareholders of the effective subsidiary may claim compensation for the effective subsidiary's losses from the effective parent which caused the effective subsidiary to take action(s) or fail to take action(s) knowing that such action(s) or failure to take action(s) would result in losses. Accordingly, it is possible that the Company may be deemed to be an effective parent of certain of its subsidiaries and therefore be liable in certain cases for the debts of its effective subsidiaries. Such liability could have a material adverse effect on the Company.

     Russian laws regulating ownership, control and corporate governance of Russian companies may, in some cases, provide limited protection to minority shareholders. Disclosure and reporting requirements, and anti-fraud and insider trading legislation have only recently been enacted and most Russian companies and managers are not accustomed to such restrictions on their activities. The concept of fiduciary duties on the part of management or directors to their companies or shareholders is also new and is not well developed.

     Social Risks. The political and economic changes in both the Russian Federation and Kazakhstan since the break up of the former Soviet Union have resulted in significant social dislocations, as existing governing structures have collapsed and new ones are only beginning to take shape. The resulting broad decline in the standard of living has often resulted in substantial political pressure on the government to slow or even reverse the economic policies currently being pursued. In addition, such decline in the standard of living has led in the past, and could lead in the future, to labor and social unrest. Such labor and social unrest may have political, social and economic consequences, such as increased support for a renewal of centralized authority, increased nationalism (with restrictions on foreign investment in the Russian or Kazakh economy) and increased violence, any of which could have a material adverse effect on the Company.

     In addition, the local and international press have reported significant organized criminal activity, particularly in large metropolitan centers, directed at revenue-generating businesses, and an increased integration of Russian organized crime with major international criminal organizations. A substantial increase in property crime in large cities has also been reported. Finally, the local and international press have reported high levels of official corruption in the locations where the Company's operating businesses operate. No assurance can be given that organized or other crime or claims that the Company or any of its operating businesses has been involved in official corruption will not in the future have a material adverse effect on the Company.

     Official Data Reliability. The official data published by Russian federal, regional and local governments and federal agencies, and by the Kazakh government and its agencies, are substantially less complete or reliable than those of Western countries, and there can be no assurance that the official sources from which certain of the information set forth herein has been drawn are reliable. Official statistics may also be produced on different bases than those used in Western countries. Any discussion of matters relating to the Russian Federation or Kazakhstan herein must therefore be subject to uncertainty due to concerns about the completeness or reliability of available official and public information.

RISKS INVOLVING THE COMPANY

     History of Losses. The Company has reported net losses during each of its years of operations and there can be no assurance that the Company will be able to generate profits in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Capital Requirements. The Company's capital requirements arise in three main areas. First, it may need to provide for the capital expenditures and working capital needs of its operating businesses until such time as such operating businesses become self-sustaining. To date, only BECET has achieved that position. The Company has significant cash; however, the bulk of this (representing the proceeds of the Senior Notes) is being held in escrow and can only be released from escrow upon compliance with certain conditions. Those conditions include a specific requirement that the funds be used solely to acquire assets for use in a telecommunications business. This requirement means, among other things, that these funds cannot be used for the working capital needs of the operating businesses, or to pay for civil engineering and related works required in connection with the installation of telecommunications networks. In addition, the Company has found compliance with the conditions for release burdensome, in that it is time consuming and expensive.

     Second, the Company needs funds to acquire and/or develop new businesses. Again, the funds in escrow can only be used for this to the extent that equipment is being purchased; start up costs and working capital have to be met out of other Company funds.

     Lastly, the Company has significant debt service requirements. Currently, it is indebted under the Series A and Series B Notes to the Travelers Parties in the amount of $15,420,000, which bears interest at an annual rate of 12%, payable monthly in cash. This interest rate increases to 15% if the Company has not raised $20,000,000 in additional equity by May 31, 1998. The Series A and Series B Notes are required to be amortized at the rate of $1,000,000 per month starting in July 1998. The Series B Notes, whose original principal amount is $3,100,000, are due in full on September 30, 1998, and the Series A Notes, in the original principal amount of $12,320,000, are due in full on December 31, 1998. In addition, the Company is obligated under the Senior Notes and the Convertible Notes issued in June 1996. As of December 31, 1997, the value of the Senior Notes on the Company's balance sheet was $95.7 million. These Notes accrete at the rate of 14% per year until December 1, 1998, when interest on the full accreted value of $123,000,000 is payable semi-annually thereafter in cash. The first such semi-annual cash payment, amounting to $8,610,000, is due on June 1, 1999. The Senior Notes will accrete at 14.5% per year if the Company has not raised $20,000,000 in additional equity by May 31, 1998. They come due in full on June 1, 2004. The Convertible Notes (in the principal amount of $26,500,000) come due on June 1, 2006, and bear interest, payable semi-annually in cash, at the rate of 9% per year.

     In addition, pursuant to the terms of the Travelers Warrants, under certain circumstances additional warrants may be issued and/or the exercise price of the Travelers Warrants may be reduced. In the event that the Company does not effect any of the specified targeted reductions in commitment for the Series A Notes, the holders of the Series A Notes will receive 30,000 additional warrants to purchase shares of the Company's common stock on each date on which such reduction was not made. In the event that the Company does not effect the specified targeted reductions in commitment for the Series B Notes scheduled for July 31, 1998 and August 31, 1998, the holders of the Series B Notes (which otherwise come due on September 30, 1998) shall receive 16,000 additional warrants to purchase shares of such common stock. Any additional warrants are referred to as the "Additional Warrants." The Company could be required to issue up to 182,000 additional 10-year warrants to purchase shares of Common Stock under these arrangements.

     The exercise price for the Travelers Warrants and Additional Warrants is $8.625 per share, except that, if the Series B Notes are not repaid in full by September 30, 1998, the exercise price of all warrants issued to the holders of the Series B Notes becomes $0.01, and, if the Series A Notes are not repaid in full by December 31, 1998, the exercise price of all warrants issued to the holders of the Series A Notes also becomes $0.01. All of the warrants expire on December 31, 2008. In addition, if the Series B Notes are not repaid in full on September 30, 1998, then, commencing September 30, 1998 and on the last day of each succeeding month until the Series B Notes have been repaid in full, the holders of the Series B Notes shall receive 32,000 additional warrants to purchase shares of the Company's common stock at a price of $0.01 per share. If the Series A Notes are not repaid in full on December 31, 1998, then, commencing December 31, 1998 and on the last day of each succeeding month until the Series A Notes have been repaid in full, the holders of the Series A Notes shall receive 70,000 additional warrants to purchase shares of such common stock at a price of $0.01 per share. These default warrants (the "Default Warrants") have an expiration date ten years after their respective dates of issue.

     The issuance of Additional Warrants and/or the Default Warrants could result in the issuance of a substantial number of additional shares of Common Stock upon their exercise. In addition, any adjustment of the exercise price on the Travelers Warrants, the Additional Warrants and the Default Warrants would result in the issuance of the shares of Common Stock at a significant discount, resulting in substantial dilution to the holders of the Company's Common Stock.

     The Company may face significant challenges in meeting its obligations to pay cash interest on the indebtedness referred to above, and in effecting its repayment upon its maturity. See "-- Holding Company Structure; Barriers to Realizing Cash from Subsidiaries."

     Any or all of these matters may require that the Company raise funds in a public or private equity or debt offering. If the Company is required to conduct such an offering, its ability to do so on acceptable terms, if at all, will be affected by several factors, including financial market conditions and the value and performance of the Company at the time of such offering or refinancing, which in turn may be affected by many factors, including economic and industry cycles. There can be no assurance that such an offering can or will be completed on satisfactory terms.

     Failure to generate sufficient funds for these matters in the future, whether from operations or additional debt or equity financing, or difficulties encountered in providing capital to its operating businesses, may require the Company to delay or abandon some or all of its anticipated expenditures and expansions, or in an extreme case to sell some or all of its assets, any of which could have a material adverse effect upon the growth of the Company's businesses and on the Company.

     Effect of Substantial Leverage. As of December 31, 1997, the Company had approximately $133.5 million of consolidated long-term debt and shareholders' equity of approximately $126.8 million.

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

     Holding Company Structure; Other Barriers to Realizing Cash from Subsidiaries. As a holding company that conducts virtually all of its business through subsidiaries, the Company has essentially no source of cash other than distributions and other payments from its subsidiaries. In order to pay cash interest on the Convertible Notes and the Series A and Series B Notes (and, in the case of the Senior Notes, after December 1, 1998, when cash interest on the Senior Notes commences to accrue) or the principal amount of the Notes and the Series A or Series B Notes at maturity, or to redeem or repurchase the Notes or the Series A or Series B Notes, the Company will be required to obtain the necessary cash from its subsidiaries. As set forth hereinafter, there may be a number of legal and other hurdles to be overcome in connection with obtaining such cash from its subsidiaries.

     The ability of the Company's subsidiaries to make payments to the Company may be constrained by: (i) their own ability to generate sufficient cash from their operations; (ii) the level of taxation, particularly corporate profits and withholding taxes, in the jurisdictions in which they operate, see
"-- Taxation"; (iii) exchange controls and repatriation restrictions in effect in the jurisdictions in which they operate, see "-- Currency Controls; Restrictions on Repatriation of Payments; Prior Investments"; and (iv) the ownership interests of other investors in the Company's subsidiaries.

     Taxation. Taxes payable by Russian and Kazakh companies are substantial and include value-added taxes ("VAT"), excise taxes, export taxes and income taxes. The tax risks of investing in the Russian Federation and Kazakhstan can be substantial. Obtaining the benefits of any relevant tax treaties can be extremely difficult due to the documentary and other requirements imposed by the Russian and Kazakh authorities and, in the case of Kazakhstan, the unfamiliarity of those administering the tax system with the international tax treaty system. In addition, a recent instruction issued by the Russian State Tax Service mandates full withholding regardless of tax treaty status and requires the recipient to seek to obtain a refund for withholding in excess of treaty amounts. The need to deal with these issues may negate or impair tax planning initiatives undertaken by the Company to reduce its and its subsidiaries' overall tax obligations. Furthermore, the taxation systems in the Russian Federation and Kazakhstan are at an early stage of development and are subject to varying interpretations, frequent changes and inconsistent and arbitrary enforcement at the federal, regional and local levels. In certain instances, new taxes have been given retroactive effect.

     Technocom established a representative office in Moscow in October 1995 and registered this office with the relevant Russian tax authorities. As a result of this, Technocom became subject to profits and other

Russian taxes as of such date. Inasmuch as Technocom operated to some extent in the Russian Federation prior to this date, without clarifying its tax status with any Russian taxing authority, it is also possible that tax officials may take the position that Technocom may be subject to Russian taxes with respect to the period before October 1995. See "-- Country Risks -- Legal Risks."

     Currency Controls; Restrictions on Repatriation of Payments; Prior Investments. While applicable legislation in both the Russian Federation and Kazakhstan currently permits the repatriation of profits and capital and the making of other payments in hard currency, the ability of the Company to repatriate such profits and capital and to make such other payments is dependent upon the continuation of the existing legal regimes for currency control and foreign investment, administrative policies and practices in the enforcement of such legal regimes and the availability of foreign exchange in sufficient quantities in those countries.

     In addition, under current currency regulations in the Russian Federation and Kazakhstan, while there do not appear to be additional administrative requirements for the payment of dividends or interest on debt, specific licenses from both the Central Bank and the National Bank of Kazakhstan are required for the making of equipment lease payments to a foreign lessor and for repayments of principal on debt with a term of more than 180 days. Failure to obtain such currency licenses where required can result in the imposition of fines and penalties. While the requirements for obtaining such licenses largely involve the production of documentation, not only are the documentary requirements themselves burdensome, but there can be no assurance that the entity granting the licenses may not impose additional, substantive requirements for the grant of a license or deny a request for a license on an arbitrary basis. See
"-- Country Risks -- Legal Risks." Furthermore, the time typically taken by the Central Bank and the National Bank of Kazakhstan to issue such licenses can be lengthy. In the case of the Central Bank, delays of up to one year or more in the issuance of licenses have not been uncommon. The failure of the Company to obtain, or any significant delay in the issuance of, such licenses could substantially delay the time at which the Company may receive payments under such leases. To address this problem, and based on the Company's belief that currency licenses are presently not required in the Russian Federation for payments under installment sales contracts, the Company has proposed providing equipment to its operating businesses on an installment sales basis rather than through leasing and, as a result of the Consent Solicitation, the Indentures have been amended to permit the Company to make installment sales as well as leases of equipment to its operating businesses. However, there is no assurance that the Central Bank or other relevant Russian entity will not construe the applicable currency legislation as requiring licenses for installment sales as well as leases. Failure to obtain currency licenses, where required, can result in the imposition of fines and penalties, significant delays in delivering equipment to the Company's operating businesses and resulting difficulties in generating cash flows from the Company's operating businesses in the Russian Federation.

     Finally, the Company's ability to repatriate distributions and other payments in hard currency will be dependent upon the continued ability of the Company's operating subsidiaries to bill their customers in U.S. Dollars or the equivalent amount of local currency, as well as their ability to freely exchange local currency receipts into U.S. Dollars. See "-- Country Risks -- Currency Risks." There can be no assurance that, because of changes in Russian and Kazakh currency regulations, the Company's ability to fully and/or on a timely basis realize benefits from its operations in the Russian Federation and Kazakhstan through the receipt of hard currency payments will continue.

     Until 1995, most direct foreign investment in the Russian Federation appears to have been made without licenses from the Central Bank, due to the lack of clear guidelines from the Central Bank governing such investments. However, in 1995 the Central Bank confirmed that licenses were required for such direct foreign investments and that upon application it would issue licenses specifically authorizing such direct foreign investments in Russian companies. In response to private inquiries, the Central Bank also indicated that it would consider retroactive licensing of previously made direct foreign hard currency investments upon appropriate application. The Company is actively reviewing with the managements of its operating subsidiaries its obligations to comply with these licensing requirements, particularly on a retroactive basis. If the Central Bank were to determine that the Company did not hold the required licenses, this could give rise to substantial fines and penalties.

     Anti-Monopoly Committee Approval. Under Russian anti-monopoly legislation, transactions which potentially influence competition in the Russian Federation are subject to the prior consent of the Russian Anti-Monopoly Committee. The Anti-Monopoly Committee generally has wide discretion to approve or disapprove transactions falling within the scope of its authority, though in practice transactions are rarely challenged. The time typically required by the Anti-Monopoly Committee to review a proposed transaction varies between three and four months. Failure to obtain prior consent may constitute grounds for the Anti-Monopoly Committee to seek a court decision declaring the relevant transaction null and void. In particular, transactions (including rental or lease transactions) which involve the transfer of assets amounting to more than 10% of the assets of a transferor to a transferee, are subject to prior consent of the Anti-Monopoly Committee.

     This requirement on its face applies to companies leasing assets to other companies, including Technocom and PLD Leasing, which would therefore need to obtain such consent before leasing equipment to the Company's operating subsidiaries. While the Company has been advised that such requirement should not apply to such arrangements, there can be no assurance that the Anti-Monopoly Committee will concur and accordingly that the Anti-Monopoly Committee will not require such consent. Although the Company does not believe that equipment leases could have an anti-competitive effect in the Russian Federation, no assurance can be given that consent from the Anti-Monopoly Committee will be granted. The refusal of the Anti-Monopoly Committee to give consent to any equipment leases could have a material adverse effect upon the Company.

     Absence of Complete Control; Dependence on Local Partners. The Company's principal assets are its interests in its operating subsidiaries. The Company holds a 60% ordinary share interest in PeterStar and a 50% interest in BECET. The Company also has a 80.4% interest in Technocom, which in turn currently has a 49.33% direct and indirect beneficial economic interest (56.0% voting interest) in Teleport-TP and a 49% interest in MTR-Sviaz. While the Company may have the ability, in the case of PeterStar, BECET and Teleport-TP, to direct the operations or determine the strategies of such subsidiaries under the terms of their respective constituent documents, the enforceability of some of the Company's rights is uncertain. See "-- Country Risks -- Legal Risks." Further, the other shareholders may, as a practical matter, be able to impede the Company's ability to exercise effective control. In addition, the Company would be unlikely to take significant initiatives without the approval, in the case of PeterStar, of Telecominvest and PTS; in the case of BECET, of Kazakhtelekom; and, in the case of Teleport-TP, of Rostelecom. See "-- Ownership and Management of Operating Subsidiaries." Certain of the Company's operating subsidiaries are dependent on continued access, on favorable terms, to the facilities of certain of the Company's partners, and this may adversely affect the Company's ability to rely on its legal rights to influence the conduct of the business of its operating subsidiaries. Finally, in the case of PeterStar, any disposition by Cable & Wireless of its 11% interest in PeterStar could adversely affect the Company's ability to control the PeterStar board. The likelihood of such disposition has increased significantly as a result of Cable & Wireless' announcement that it is considering alternatives for disposing of its interest in the Company. See "-- Ownership and Management of Operating
Subsidiaries -- PeterStar Company Limited." In summary, the absence of complete legal control by the Company over the operations of PeterStar, BECET and Teleport-TP, coupled with the dependence of these ventures on continued access to the facilities of the Company's partners, could have a material adverse effect on the Company. Finally, PeterStar, Technocom, Teleport-TP and BECET are all restricted subsidiaries under the Senior Note Indenture and the Convertible
Note Indenture, and the Company is required by the terms of such indentures not to permit its restricted subsidiaries to violate the various covenants contained in such Indentures. There can be no assurance that the Company will always be in a position to comply with this obligation, and its failure to do so could cause a default under the Senior Note Indenture or the Convertible Note Indenture.

     Susceptibility to Political and Other Pressures. Although the governments of the countries and regions in which the Company operates may be limited in the extent to which they can legally direct the Company's policies, in practice they may be able to exercise significant influence. As a consequence, not only may the Company's activities be restrained if a governmental entity is not supportive, but the Company may be forced to take action to support policies or agendas of the government which are not in its commercial or other interests. In addition, in order to maintain good working relationships with its partners, the Company may need to take certain actions which may not necessarily be in its commercial or business interests. See "-- Risks Involving PeterStar Company Limited and Baltic Communications Limited -- Dependence on PTS Facilities."

     Dependence on Key Management. The Company's various operating businesses are managed by a small number of key management personnel, both expatriate and local. PeterStar is dependent upon its general director, Vladimir Akulich, and upon its expatriate managers, James Maude and Stephen Gardner. The Company also relies heavily on the experience of Maxut Saurenbekov and Rex Power for the technical guidance and operational and financial management of BECET. The further expansion of the Technocom business depends upon the continued involvement of Boris Antoniuk in the management of Technocom's affairs and those of its subsidiaries. While Dr. Antoniuk is under contract to Technocom and the Company, no assurance can be given that his services or the services of these other key individuals will continue to be available to the Company's operating subsidiaries. In addition, the Company is dependent on its core management team of James Hatt, John Davies, Simon Edwards, Alan Brooks and Conor Carroll, as well as Peter Owen Edmunds, who heads the Company's representative office in St. Petersburg. Neither the Company nor its operating subsidiaries carry "key-man" insurance with respect to these individuals. The Company could be materially and adversely affected if any key management personnel should cease to be active for any reason in the management at the corporate and/or operating subsidiary level.

     Historical Dependence on Cable and Wireless plc. The Company is engaged in developing various telecommunications businesses in challenging environments. The scope of some of its projects, e.g. the development of a cellular network in Kazakhstan and the development of a satellite-based long distance network across the Russian Federation, requires both significant financial and human resources. The Company has been able to draw, when necessary, on the worldwide expertise (access to which is paid for on a case by case basis) of Cable & Wireless to assist the Company's operating businesses in certain areas of their operations. The Company and Cable & Wireless have entered into a support services agreement which sets out the terms, on an arm's-length basis, under which the Company and its subsidiaries have access to Cable & Wireless' resources. Cable & Wireless has recently announced that it is involved in active discussions with a view towards disposing of its stake in the Company, but that no definitive agreement has been reached. If such a disposition occurs, no assurance can be made that such support will continue to be made available to the Company.

     Competition. The Company is developing and operating its businesses in highly competitive environments. A number of companies compete with the Company's operating businesses, many of which have access to greater financial and technical resources than the Company. There can be no assurance that the Company will be able to overcome successfully the competitive pressures to which it is subject, both in the markets in which it currently operates and in markets into which it might expand. Furthermore, in many instances the Company's partners in its operating businesses are also potential -- and in some cases actual -- competitors. For example, PTS has recently completed the installation of a fiber optic network in St. Petersburg which will improve call completion rates on the PTS network and could provide a serious alternative to PeterStar's network and permit PTS to compete more effectively for business in St. Petersburg. In addition, while Rostelecom appears to be generally supportive of the development of Teleport-TP's long distance network, such network is in direct competition with the national long distance network operated by Rostelecom, and there can be no assurance that Rostelecom will continue to support the development of Teleport-TP's network. Similarly, BECET's cellular network in Kazakhstan could be seen as being in competition with the national network operated by Kazakhtelekom. At this time it is unclear what impact the consolidation of the Russian government's holdings in Sviazinvest and Rostelecom and the sale of significant stakes in Sviazinvest to Russian and foreign investors will have on the Russian telecommunications market in general and the Company in particular, nor what impact the recently announced sale of a 40% stake in Kazakhtelekom to Daewoo and the efforts by the KMOC to limit BECET's exclusive license and permit more cellular operators in Kazakhstan will have upon the Kazakh telecommunications market and the Company in particular. See
"-- Auction of Stakes in Sviazinvest" and "-- Risks Involving BECET International." Finally, the increasing ability of Russian telecommunications companies to access Western capital markets for their financing needs may reduce their reliance on the Company for financing and improvement of their networks. Such reduced reliance may affect the Company's ability to exert influence on its Russian partners in the operating businesses. See "-- Auction of Stakes in Sviazinvest," "-- Telecommunications in the Former Soviet Union" and "-- Competition."

     Potential Conflicts of Interest. Cable & Wireless and each of the Company's principal partners in PeterStar, BECET and Teleport-TP have interests that may conflict with those of the Company.

     Cable & Wireless, which holds an indirect 11% interest in PeterStar, has other investments in the Russian Federation and other countries of the Commonwealth of Independent States. PTS, which holds its interest in PeterStar through Telecominvest and is the main provider of basic telephony services in St. Petersburg, already competes to some degree with PeterStar for customers and may increasingly become a substantial competitor with the eventual upgrading of its telecommunications network. See "-- Competition -- PeterStar Company Limited." Kazakhtelekom, the public switched telephone network operator and the Company's partner in BECET, may be a significant competitor for BECET's cellular operations when it improves the telephony services it provides in Kazakhstan by upgrading its fixed wire telecommunications network, or if it should be awarded one of the new cellular licenses the Kazakh government is considering issuing. See "-- Competition -- BECET International." Rostelecom, the Russian telecommunications company that is Technocom's principal partner in the Teleport-TP venture, competes with Teleport-TP, both directly and indirectly through joint ventures with other international companies in the provision of telephony and related services. See "-- Competition -- Teleport-TP." Finally, certain directors of the Company's operating subsidiaries also act as directors or officers of its partners in the Russian Federation and Kazakhstan. See
"-- Dependence on Key Management."

     In light of these competing interests, and, in particular, the extent of the legal and practical control that the Company's partners have over the affairs of the Company and its operating subsidiaries, any or all of the companies named above may use their influence, through the directors they appoint to the boards of the Company and its operating subsidiaries or otherwise, to benefit themselves or other businesses in which they have an interest at the expense of the Company and its operating subsidiaries, subject to such limited fiduciary duties as they may have under applicable law. Moreover, such persons are not obliged (except for such obligations as they may have under applicable law) to allocate to the Company and its operating businesses corporate opportunities of which they become aware through the directors referred to above or otherwise. No assurance can be given that the fiduciary duty and corporate opportunity doctrines that exist under United States law will provide adequate protections to the Company's shareholders against the pursuit of such conflicting interests. Kazakh law currently provides no protection in this regard and, while Russian corporate law has recently introduced the concept of the fiduciary duties of corporate officers and directors, the law is too new for any prediction to be made as to how much protection it will, in fact, provide. The pursuit of conflicting interests by the persons referred to above could have a material adverse effect on the Company.

     Auction of Stakes in Sviazinvest. In 1997, it was reported that, notwithstanding its previously announced plans to have Sviazinvest compete with Rostelecom, the Russian government had consolidated its telecommunications holdings in Sviazinvest and Rostelecom by transferring its shareholding in Rostelecom (38% of the common stock, and 51% of the voting stock) to Sviazinvest. The balance of the shares in Rostelecom remain in the hands of private investors. In April 1997, the government announced that it was seeking to sell 49% of Sviazinvest in two auctions, one as to a 25% stake open to Russian and foreign investors and the other as to a 24% stake open only to Russian investors. In July 1997, the government announced that the 25% stake had been sold to a consortium which included Oneximbank and Renaissance Capital, for a purchase price of $1.875 billion. Following this auction, the Russian government announced its intention to increase the size of the other stake being sold to 25% minus one share. The schedule for the auction of the second stake has not been announced, but it is expected to be completed by the end of the third quarter of 1998. While it is not yet clear how the proceeds of this sale will be employed, it is understood that the government wishes to have a substantial part, if not all, of the proceeds allocated to its current budget deficit. At the same time, Sviazinvest has announced plans to raise $400 million through a Eurobond offering later in 1998. In light of all of the foregoing, it is unclear what impact the consolidation of the government's telecommunications holdings and the auctions of significant stakes in Sviazinvest will have on the Russian telecommunications market in general and the Company in particular.

     Regulatory Uncertainties. The Company's operating businesses operate in uncertain regulatory environments. The Russian telecommunications system is currently regulated by the RFCTI, and the Kazakh telecommunications system is currently regulated by the KMOC, largely through the issuance of licenses. Despite the 1995 enactment of the Telecommunications Law in Russia, considerable uncertainty still exists as to the application and interpretation of many of its terms. There is currently no comprehensive legal framework with respect to the provision of telecommunications services in Kazakhstan, although a number of laws, decrees and regulations govern or affect the telecommunications sector. Further, the recently announced appointment of Kazakhtelekom as the exclusive operator of the public telephone network in Kazakhstan and/or the recently announced sale of a 40% stake in Kazakhtelekom to Daewoo, may lead to restructuring of the telecommunications sector in Kazakhstan, the effects of which are difficult to predict at the present time. See "-- Risks Involving BECET International -- Sale of Stake in Kazakhtelekom."

     While the RFCTI appears to have succeeded to all of the powers and authorities of the Former MOC, it is not yet clear whether it will in fact continue to operate in the same manner and wield the same influence as the Former MOC. In particular, it is unclear whether the RFCTI will be able to control the actions of local and regional governmental authorities who may endeavor to impose new conditions upon operators in their respective jurisdictions or areas of influence. As an example, significant delays in the rollout of Teleport-TP's long distance network have been caused by administrative difficulties experienced with local and regional governmental authorities. See "-- Risks Involving Technocom Limited and
Teleport-TP -- Network Expansion."

     The absence of adequate regulation in the telecommunications sector has meant that decisions, including the granting and renewal of licenses, may at times be made by governmental officials without reference to precedent or procedure. The introduction of regulation of tariffs, or any other type of regulation, could have far-reaching, and potentially materially adverse effects on the Company.

     Limitations on Ability to Transfer Interests. The terms of the PeterStar and BECET shareholder and joint venture agreements, and the terms of the shareholder and joint venture agreements relating to Teleport-TP and MTR-Sviaz, impose restrictions on the Company's ability to transfer its interests in such companies and give the other shareholders in such companies certain pre-emptive and other similar rights. It is likely that the Company's ability to transfer its interests in other future investments will be similarly limited. The restrictions on, and other provisions relating to the sale of these interests, and the lack of liquidity in the market for interests the Company now holds or may acquire, may impede their resale by the Company. While it may be possible to arrange for negotiated sales with one or more buyers, the Company may not be able to realize value from these interests, or acceptable terms, in a timely manner or at all.

     Effect of Technocom Minority Shareholders' Put Options. The Company has put and call agreements with Plicom and Elite which, following the November 1997 acquisition by the Company of a portion of each of their interests in Technocom, beneficially own 14.57% and 5.03%, respectively, of the ordinary shares of Technocom. Under the put and call option agreement with Plicom, Plicom has the right, commencing June 30, 1999 and continuing until June 30, 2019, to require the Company to acquire its remaining holding in Technocom, and the Company has the right to require Plicom to sell such holding, for a purchase price of $17.5 million. Under its put and call option agreement with Elite, Elite has: (i) the right, commencing June 30, 1998 and continuing until June 30, 2019, to require the Company to acquire 2 of its remaining shares in Technocom, and the Company has the right to require Elite to sell such shares, for a purchase price of $1 million or, at Elite's option, that number of shares of Common Stock which results from dividing $1 million by the lower of $5.85 and the average closing price of such shares over the preceding ten trading days; and (ii) the further right, commencing June 30, 1999 and continuing until June 30, 2019, to require the Company to acquire its 8 remaining shares in Technocom, and the Company has the right to require Elite to sell such shares, for a purchase price based on the Company's valuation of Technocom, provided that such purchase price shall not be less than $6,689,655 nor more than $9,620,689. The existence of these agreements could adversely affect the Company's ability to dispose of its shares of Technocom.

     Management of Growth. The Company is at a relatively early stage of development and has experienced, and may continue to experience, rapid growth resulting from the continued development of PeterStar, BECET, Technocom and its other operating businesses. The Company's future growth will require the Company to manage its expanding operations and to adapt its operational systems to respond to changes in the business environment. The expansion of the Company's operations has placed and will continue to place significant demands on the Company and its management to improve the Company's operational, financial and management information systems, to develop further the management skills of the Company's managers and supervisors and to continue to train, motivate and effectively manage the Company's employees. The failure of the Company to manage its growth effectively could have a material adverse effect on the Company.

RISKS INVOLVING PETERSTAR COMPANY LIMITED AND BALTIC COMMUNICATIONS LIMITED

     Limited Operating History. PeterStar was formed in May 1992 and started operating a modern digital telephone exchange network in St. Petersburg in February 1993. BCL, which was acquired by the Company in April 1996, was also formed in 1992 to provide international direct dial and private line services for foreign companies in St. Petersburg. While both PeterStar and BCL generated profits in the years ended December 31, 1996 and 1997, in view of their limited operating history there can be no assurance that PeterStar or BCL will be able to generate sufficient revenues or control their costs enough to remain profitable in the future.

     Telecommunications Licenses. PeterStar's business is dependent on the maintenance of its principal telecommunications license which permits it to operate a public telephone system in the Russian Federation for a term expiring in November 2004. Other licenses that have been issued to PeterStar include a dedicated network license (expiring September 2001), a data communications license (expiring May 2001), a telematics license (expiring May 2001) and a videoconferencing license (expiring June 2001). The main PeterStar license, governing the provision of public telecommunications services, sets the number of lines which PeterStar may have in St. Petersburg and the surrounding region at 106,000, and requires that capacity equal to 74,200 lines be introduced by June 1999. However, management of PeterStar believes that the maximum and minimum number of lines are not strict requirements but are instead designed to provide general guidance as to the number of lines intended to be included on the system. As of December 31, 1997, PeterStar had 114,774 lines, of which 85,948 were provided to cellular operators. PeterStar does not believe that its license would be terminated or re-negotiated, that it would be forced to reduce the number of its subscribers, or that other penalties would be imposed, by reason of its exceeding its 106,000 line ceiling, but there can be no assurance that the RFCTI would not take a different position. The dedicated network license permits PeterStar to provide long distance and international telephone transmission services to dedicated network operators (such as BCL) in St. Petersburg and the surrounding region for a term expiring in September 2001. This license therefore enables PeterStar to offer its clients the potential cost efficiencies and synergies which come from working with affiliated companies, as well as allowing PeterStar and BCL to explore ways to work together to provide integrated solutions to customer needs. The dedicated network license sets the number of lines which PeterStar may have at no less than 30,000 and requires that capacity equal to 21,000 lines be introduced by September 1999. Once again, management of PeterStar believes that these maximum and minimum number of lines are not strict requirements but are instead designed to provide general guidance as to the number of lines intended to be included on the system. There can be no assurance that the RFCTI would not interpret the provisions of the licenses differently, which in turn could result in the revocation of the licenses or their renegotiation on terms unfavorable to PeterStar.

     BCL's primary license permits it to provide long distance and international telephone, facsimile and data transmission services to private networks in St. Petersburg and the surrounding region for a term expiring on December 31, 2003. Management believes that, so long as it is being actively utilized, BCL's license will be renewed at the end of its current term. The license limits the number of subscribers to 100,000 and requires that 70,000 of these be in place by January 2001. Management of BCL believes that the maximum and minimum line numbers are not strict requirements but are instead designed to provide general guidance as to the number of lines intended to be included on the system. As of December 31, 1997, BCL had approximately 1,200 lines. BCL has no reason to believe that its license would be terminated if it either exceeded 100,000 lines or failed to have 70,000 lines in place by January 2001, but there can be no assurance that the RFCTI would not interpret the license provisions differently, which in turn could result in the revocation of its license or its renegotiation on terms unfavorable to BCL.

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

     Dependence on Interconnect Parties. PeterStar is dependent on PTS, SPMMTS and other operators for the completion of most of its calls. The PeterStar network is linked to the PTS network, which gives PeterStar access to PTS's large local subscriber base. PeterStar is required by the terms of its license to route all long distance and international calls through the public network. PeterStar has been able to negotiate favorable tariffs for interconnection fees and carrier charges with both PTS and SPMMTS. PeterStar's current interconnect agreements with SPMMTS and PTS expire in November and December 1998, respectively. The agreements provide for automatic extensions at the end of their term unless otherwise terminated by either party. The interconnection fees and carrier charges payable under the interconnect agreements are subject to renegotiation between the parties from time to time. There can be no assurance, however, that PeterStar will continue to have access to the PTS network or that PeterStar will continue to receive such favorable tariffs. The loss of access to such network or increases in such tariffs could have a material adverse effect upon the Company.

     Dependence on PTS Facilities. PeterStar is also dependent on PTS' buildings, ducts and tunnels in order to house its exchanges and to reach its customers. To date, PeterStar has not been required to pay rent to PTS to house its exchanges in PTS buildings, nor has it paid rentals for ducts or tunnels. Although PTS is required to provide certain of these facilities under the terms of PeterStar's foundation documents, the presently unforeseen loss of access to these facilities or the availability of access only on unfavorable terms could have a material adverse effect upon the Company. PeterStar anticipates that it will have to pay a local line rental charge to PTS commencing in 1998. The exact fee, and the timing of the fee, has not yet been determined.

     Expansion of Direct Dial Services. PeterStar has recently commenced several projects designed to expand its direct dial services in St. Petersburg and Northwest Russia. PeterStar has agreed with PTS to undertake an infrastructure project centering on the replacement of analog exchanges with digital exchanges for certain parts of the network on Vassilievski Island, a city district in St. Petersburg. This project will require the conversion of approximately 30,000 business and residential lines that are currently operated by PTS, after which such lines become a part of the PeterStar network. In addition, PeterStar plans to further enhance its transit network capabilities in order to provide continued support to the cellular and other network providers in terminating traffic in St. Petersburg and to the national and international gateway. PeterStar also expects to increase its operating presence in Northwest Russia through the targeted development of digital infrastructure to connect business customers and develop operational relationships with the regional telephone companies. These projects represent a major expansion of PeterStar's operations which will require substantial capital and special management efforts if they are to be carried into effect successfully. See "-- Capital Requirements."

     Pressure to Provide Residential Service. The Vassilievski Island project also represents part of a continuing effort on the part of PTS to deal with unanswered demand for improved residential service in St. Petersburg. The local calling element of residential service is presently provided free of charge (other than connection fees and line rental charges), and there has been considerable political resistance to the introduction of time-based charges for local calls. Even after calling charges have been introduced, it is likely to remain a low margin business for the foreseeable future. Even though PTS has now been privatized, the Company does not believe that the pressures on PTS to improve residential service have lessened. Although the Company believes that PeterStar has, following long and detailed negotiations with PTS, fulfilled its commitment to the residential customers, there can be no assurance that PTS will not continue to try to involve PeterStar in this effort, or that PTS' continued support for PeterStar's access to the business market may be linked to PeterStar's further commitment to develop the residential market in St. Petersburg.

RISKS INVOLVING BECET INTERNATIONAL

     Limited Operating History. BECET was formed in January 1994 and commenced commercial operations in September 1994. Although BECET generated profits for the years ended December 31, 1996 and 1997, there can be no assurance that BECET will be able to generate sufficient revenues or control its costs sufficiently to remain profitable in the future.

     Telecommunications License. BECET's business is dependent on the 15-year renewable license issued in February 1994 for the creation and operation of cellular communications networks in Kazakhstan for local, long distance and international calling, using the 800 MHZ frequency band and "AMPS" technology. Under the terms of the license BECET was required to provide cellular services to Almaty and ten to twelve additional regional centers by the end of 1996, a condition which has been met. The license specifies that BECET is to be the exclusive provider of cellular service in Kazakhstan for the first five years of the license term. The exclusivity provision of BECET's license has recently been the subject of scrutiny by various governmental agencies in Kazakhstan, and questions have been raised as to its validity. In order to put the matter to rest, BECET has been discussing with the KMOC substituting a new license with revised terms for its existing license. While those terms are not finally negotiated, they would likely include eliminating the exclusivity provision (which terminates in any event in February 1999). See "-- Telecommunications Licenses -- BECET International." Management of BECET believes that a resolution of the kind envisaged would put to rest the issues that have been raised regarding BECET's existing license and assure BECET a suitable environment in which to continue the development of its business. Management also believes that, by virtue of its cost structure and its market penetration to date, it is in a good position to compete with any parties who are hereafter licensed to operate cellular networks in Kazakhstan, even those which may enjoy the backing of the KMOC or other agencies of the government of Kazakhstan. However, there can be no assurance that efforts to limit the scope of its license or otherwise revise its terms in a way which could be detrimental to BECET will not continue, or that BECET will in fact be able to compete successfully with any new licensees. See "-- Country Risks -- Legal Risks" and "-- Telecommunications License."

     Network Expansion. BECET has engaged in a significant expansion of its cellular network, from its initial base of operations in Almaty to a total of 12 cities throughout Kazakhstan as of December 31, 1997. The timing of such expansion was dictated by the terms of the license, so that in some regions it occurred at a time when economic activity in those regions was still at a sufficiently low level as to raise a question as to whether, and if so, when, cellular service in such regions will be commercially viable. Furthermore, because of the distances involved, the difficulty of hiring, training and supervising staff at remote locations and the underdeveloped nature of the business infrastructure, such as banks and professional advisers in many of the proposed locations for expansion, the establishment and provision of cellular service will present significant challenges to the management of BECET, and there can be no assurance that these challenges will be met successfully in all cases. In addition, further network development is planned on a targeted basis to address key market sectors. Failure to manage the BECET network, and any future expansion of the network, successfully could have a material adverse effect on the Company.

     Sale of Stake in Kazakhtelekom. Since its formation, BECET has been 50% owned, directly or indirectly, by the government of Kazakhstan. BECET believes that the attitude of the government towards its operations has generally been favorable and that this has derived in some part from the government's interest in BECET. Currently, the government's 50% interest in BECET is held through Kazakhtelekom, which until May 1997 was owned 100% by the government. In May 1997, the Kazakh government announced that it had sold a 40% interest in Kazakhtelekom to Daewoo. However, in March 1998, it was reported that Daewoo had sold a portion of its stake (reported to be approximately 10%) to an unnamed third party. The report did not indicate whether Daewoo proposed to sell or retain the remainder of its stake in Kazakhtelekom. Both of these transactions create considerable uncertainty as to the government's attitude towards Kazakhtelekom. There is also a question as to Daewoo's intentions with respect to the remainder of their stake. In addition, the KMOC recently issued a revised license to Kazakhtelekom specifically naming it as the exclusive national network operator in Kazakhstan, and giving it a wide range of powers to carry out this function. The Company has not yet fully assessed what impact these matters may or will have on BECET and its business. There can be no assurance that the government's favorable attitude towards BECET will continue to the same degree. Any significant change in the government's attitude toward BECET could have a material adverse effect on the Company.

     Dependence on Interconnect Parties. Under the terms of its license, BECET is entitled to interconnection free of charge to networks operated by Kazakhtelekom, the public switched telephone network operator, for the completion of its local, long distance and international calls. The loss of, or any significant limitation on, its access to such network could have a material adverse effect on the Company. Further, under its revised license, Kazakhtelekom was directed to assess interconnection charges for connection to its network, and to levy such charges on a basis which will yield it a profit. Kazakhtelekom may try to use this authority to endeavor to assess interconnection charges on BECET, notwithstanding the fact that its license exempts it from payment of such charges. The imposition of such interconnection charges would impact BECET's profitability, perhaps materially.

RISKS INVOLVING TECHNOCOM LIMITED AND TELEPORT-TP

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

     Telecommunications Licenses. Teleport-TP holds four licenses from the RFCTI with respect to its operations. Two licenses expire in 2004, one in 2002 and one in 2001. One of the licenses, expiring in November 2004, limits the number of subscribers under such license to 18,050 (15,000 within Moscow's city limits) and requires that 12,635 be in place by November 1997. Another license, expiring in October 2004, limits the number of subscribers to 1,700 and requires that 1,190 be in place by October 28, 1997. The third license, expiring in January 2002, provides that the installed subscriber capacity of Teleport-TP's data network must permit the connection of at least 70,000 subscribers by December 2000 and at least 100,000 subscribers by the expiration of the term of the license, but it does not impose any limit on the number of subscribers. The fourth license, expiring in 2001, provides that the total installed capacity of Teleport-TP's long distance network should be at least 100,000 numbers with at least 70,000 numbers operational by May 2000. Management of Teleport-TP believes that the subscriber numbers are not strict requirements but are instead designed to provide general guidance as to the number of subscribers intended to be included on the system. Management further believes that, so long as a license is being actively utilized, such license will not be terminated nor other sanctions imposed if Teleport-TP failed to have the minimum number of subscribers in place by the specified date or if it exceeded the maximum number of subscribers permitted by the license, but there can be no assurance that the RFCTI would not take a different position, which in turn could result in the revocation of the license or its renegotiation on terms unfavorable to Teleport-TP. The loss of, or the failure to obtain renewal of, or any substantial limitation upon the terms of, any of Teleport-TP's licenses could have a material adverse effect on the Company.

     No assurance can be given that Teleport-TP will be able to maintain its licenses, that the terms will not be interpreted, altered or renegotiated to its disadvantage or that they will be renewed upon expiration. See "-- Country
Risks -- Legal Risks." The loss of, or a substantial limitation upon the terms of, Teleport-TP's licenses could have a material adverse effect on the Company.

     Although Teleport-TP's failure to satisfy any of the conditions of the foregoing licenses could result in the revocation of such licenses, which in turn could have a material adverse effect upon Teleport-TP and the Company, the management of Technocom believes that this would be unlikely to occur as long as Teleport-TP is otherwise providing needed services to its customers. The Company also knows of no reason why any of these licenses will not be renewed upon their expiration; however, the expiration of these licenses without renewal, or their renewal on less favorable terms, could have a material adverse impact upon the Company.

     Dependence on Rostelecom as Customer; Necessity to Further Develop Customer Base. Rostelecom accounted for approximately 27% of Teleport-TP's total revenues for the year ended December 31, 1997, as compared to 41% for the year ended December 31, 1996. Teleport-TP will seek, through the installation of its long distance network facilities, to develop a substantial alternative customer base in order to reduce its dependance on Rostelecom; however, there can be no assurance that it will be able to do so successfully. Thus, for the immediate future Rostelecom will likely remain Teleport-TP's single largest customer. While the risk of Rostelecom taking action which could harm Teleport-TP should be ameliorated because of the fact that Rostelecom itself owns 44% of Teleport-TP, any significant negative change in the relationship with Rostelecom could have a material adverse effect upon both Teleport-TP and Technocom. See "-- Network Expansion." Additionally, while Rostelecom currently utilizes approximately 900 circuits, it is only contractually committed to utilize, on a long-term basis, 100 circuits. Until Teleport-TP is able to develop a broader customer base, any significant cutback by Rostelecom in the number of circuits it utilizes could have a material adverse impact on Teleport-TP and Technocom.

     In addition, at this time it is unclear what impact the consolidation of the Russian government's holdings in Sviazinvest and Rostelecom and the sale of significant stakes in Sviazinvest to Russian and foreign investors will have on the Russian telecommunications market in general and the Company and Technocom in particular. See "-- Risks Involving the Company -- Auction of Stakes in Sviazinvest."

     Dependence on MGTS Facilities. Teleport-TP is dependent upon the facilities of MGTS for the operation of its existing network in Moscow, since a substantial part of the fiber optic cabling it uses is laid in the ducts of MGTS pursuant to agreements under which Teleport-TP pays MGTS for the use of such facilities. The agreements between Teleport-TP and MGTS are one year agreements which are subject to automatic one year renewals unless MGTS provides a timely notice of cancellation. The current agreements expire on December 31, 1998. Technocom knows of no reason why MGTS would refuse to renew these agreements. However, the failure on the part of MGTS to renew these agreements or to honor their terms could have a material adverse effect on Teleport-TP.

     Dependence on MTR-Sviaz Facilities. Teleport-TP is dependent upon the facilities of MTR-Sviaz to terminate certain traffic to users on the MTR-Sviaz network. MTR-Sviaz uses leased circuits from a number of providers, access to the Teleport-TP fiber cable facilities and the Mosenergo internal communications network to terminate its calls. Teleport-TP uses the MTR-Sviaz facilities to locate its Internet gateway, from which links to Internet service providers
(ISPs) are provided via leased and dial-up lines on the public network. Furthermore, Teleport-TP acts as the long distance gateway for subscribers to the MTR-Sviaz network. Teleport-TP and MTR-Sviaz have developed a carrier services agreement to formally set out the relationship between the operators.

     In addition, like many major Russian companies, Mosenergo experiences liquidity problems from time to time. While the relationship with Mosenergo has the potential to be mutually beneficial as described above, the increased dependence on the Mosenergo network may make Technocom more vulnerable to Mosenergo's liquidity problems, both in terms of pressure for financial support for the expansion of its network, and in its ability to achieve prompt settlement of accounts.

     Network Expansion. Technocom, through Teleport-TP, has commenced a major program for the provision to cities and other locations throughout the Russian Federation of satellite-based long distance and international telecommunications service (the latter through Teleport-TP's international gateway in Moscow). Installation of the first phase of the long distance network program commenced in 1996, with 29 sites installed as of December 31, 1997. The Company currently plans to install equipment in a total of 45 sites by the end of the first half of 1998. This represents a major expansion of Teleport-TP's operations which will require substantial capital and special management efforts if it is to be carried into effect successfully. See "-- Risks Involving the Company -- Capital Requirements."

     Further expansion of the network program beyond the initial 45 sites will be defined by customer demand and, therefore, has yet to be fully determined. The ability of the Company to expand such a program further will also be heavily dependent on the efforts of management, as well as the availability of additional capital on favorable terms or internally generated cash. Failure on the part of Teleport-TP to manage the development of this network successfully could have a material adverse effect on the Company.

     Teleport-TP has experienced significant delays in its network roll-out program. Factors in these delays have included: (i) logistical difficulties installing sites during the winter season; (ii) unsuitable local site conditions; (iii) administrative difficulties with local and regional governmental authorities; (iv) technical interconnect difficulties with local switching exchanges; and (v) availability of suitable human resources. In particular, notwithstanding the licenses granted to Teleport-TP by the Former MOC, and administered by its successor, the RFCTI, local and regional governmental authorities have imposed, and may continue to attempt to impose, licensing and other conditions with respect to Teleport-TP's operations in their respective jurisdictions or areas of influence. The need on the part of Teleport-TP to comply with such unanticipated local regulations has significantly delayed, and may continue to delay, the implementation of the network program. See "-- Country Risks -- Political Risks" and "-- Legal Risks."

     For the program to be commercially successful, Teleport-TP will have to identify commercially viable markets for its services in each of the locations which it intends to serve. In many areas of the Russian Federation the economic conditions are still very weak and growth rates uncertain, and hence the ability of a particular region to be, or to become within the short term, a successful market for the network may be difficult to gauge. The results of operations will be directly affected by Teleport-TP's success in identifying economically viable locations for the development of its network.

     Furthermore Teleport-TP has had, and in all likelihood will continue to have, to form alliances with suitable regional partners. There can be no assurance that the arrangements made so far, or any future arrangements, will prove to be commercially viable.

     Finally, Teleport-TP anticipates significant competition from other companies seeking to serve the Russian long distance telephone market. While Rostelecom, the principal long distance carrier in the Russian Federation, appears to be supportive of Teleport-TP's development program, any decision by Rostelecom to compete directly with Teleport-TP or to impede the implementation of Teleport-TP's network could have a material adverse effect upon the program itself and upon the Company. See "-- Dependence upon Rostelecom as Customer; Necessity to Further Develop Customer Base." In addition, at this time, it is unclear what impact the consolidation of the Russian government's telecommunications holdings (including Rostelecom) in Sviazinvest and the auctions of significant stakes in Sviazinvest will have on the Russian telecommunications market in general and the Company in particular. See
"-- Risks Involving the Company -- Auction of Stakes in Sviazinvest."

ITEM 2.  PROPERTIES

     Executive Offices and Representative Office. As a result of the Continuance, the Company has closed its executive offices in Toronto, where the Company previously leased approximately 500 square feet of office space on a month-to-month basis. The Company has established an executive office in New York, New York, consisting of approximately 6,000 square feet of office space, which it has leased through December 31, 1999.

     The Representative Office of PLD is co-located with the premises of BCL in St. Petersburg.

     PLD Management Services Limited. PLD Management Services Limited, a wholly owned English subsidiary of the Company, maintains an office in London, England where it leases approximately 2,400 square feet of office space pursuant to a long-term lease. In connection with the Continuance, the Company has moved many of the functions performed by this office to the United States during 1997, although the Company anticipates continuing to have an operational support facility in England for the foreseeable future.

     PeterStar Company Limited. PeterStar's principal office, which it leases from PTS, is located on Vassilievski Island, St. Petersburg, Russia. Its principal switches are also located at this site. PeterStar also occupies other space in St. Petersburg which is used to house other switching and transmission equipment.

     Baltic Communications Limited. BCL's principal office, which it leases on a commercial basis, is located in the Admiralteiski district of St. Petersburg, Russia. BCL's commercial and technical facilities are located at this location.

     Technocom Limited. Technocom uses Teleport-TP's office space and does not own any real property. Teleport-TP leases premises, which also house its administrative functions, at VVC. Teleport-TP's core network, comprising the switching facilities and the four Intelsat and Eutelsat earth stations, are also located at VVC.

     BECET International. BECET leases space for its administrative offices in a Kazakhtelekom exchange building located in Almaty. It also leases space from Kazakhtelekom for its switches, cell sites and associated equipment in Kazakhstan, and leases other space in cities in Kazakhstan where it has operations for customer service centers, although BECET has purchased its facilities in Taraz. BECET is considering the purchase of a building in Almaty so as to permit the consolidation of a number of operations housed in different locations throughout the city.

     The Company believes that its offices and the various facilities used by PeterStar, BECET, Technocom and Teleport-TP are suitable and adequate for their respective current businesses and operations.

ITEM 3.  LEGAL PROCEEDINGS

     Neither the Company nor its subsidiaries are parties to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY

     The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "PLDI" (as of March 6, 1997). Prior to this date it was quoted under the symbol "PLDIF." The Company's Common Stock is also listed on The Toronto Stock Exchange under the symbol "PLD." It is also quoted on SEAQ International and traded on the Berlin and Frankfurt Stock Exchanges. Prior to the Continuance of the Company in Delaware on February 28, 1997, the Company's Common Stock was referred to as "Common Shares." The Common Shares began trading on The Toronto Stock Exchange on September 28, 1987 and on the Nasdaq National Market on February 18, 1993. The Company's principal market, based on the percentage of trading volume, is the Nasdaq National Market.

     The following table sets forth the high and low closing prices for the Company's Common Stock, as reported by Nasdaq, for each full quarterly period within the two most recent fiscal years. The prices below represent prices between dealers, without adjustment for retail mark-ups, mark-downs or commissions, and may not reflect actual transactions.

                                                     CLOSING PRICES
                                                    -----------------
                                                     HIGH       LOW
                                                    ------    -------
1996
  1st Quarter.....................................  $6.375    $4.625
  2nd Quarter.....................................  $9.000    $4.500
  3rd Quarter.....................................  $8.500    $6.125
  4th Quarter.....................................  $8.125    $5.50

1997
  1st Quarter.....................................  $8.000    $5.625
  2nd Quarter.....................................  $5.875    $4.4375
  3rd Quarter.....................................  $9.250    $4.875
  4th Quarter.....................................  $9.750    $5.250

     On March 25, 1998, the closing sale price for a share of Common Stock as reported on the Nasdaq National Market was $8.00. As of March 27, 1998, there were 314 holders of record of the Company's Common Stock.

     The Company did not declare dividends on its Common Stock in 1997 and does not intend to declare dividends on its Common Stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     During the year ended December 31, 1997, the following issuances of unregistered securities of the Company were made:

     (a) On November 26, 1997, the Company issued $12.32 million in Series A Notes and $3.1 million in Series B Notes, to The Travelers Parties. The Series A Notes and the Series B Notes were issued to a limited number of institutional investors in reliance upon Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering. No commissions were paid to any underwriter, broker or dealer in connection with such issuance. The net proceeds from the issuance of the Series A Notes and the Series B Notes were used in connection with the Company's acquisition of additional interests in Technocom. See "Business -- Acquisition of Additional Interests in Technocom."

     The Series B Notes come due on September 30, 1998, and the Series A Notes come due on December 31, 1998. Both the Series A Notes and the Series B Notes are secured by the Company's inventory and accounts receivable. In addition, the Series B Notes are secured by 28 of the Technocom shares acquired. In addition to issuing the Series A and Series B Notes, the Company also issued to the Travelers Parties a total of 423,000 warrants to purchase Common Stock at $8.625 at any time up to December 31, 2008, and may become obligated to issue additional warrants to the Travelers Parties in the event that certain amortization payments are not made, or if the Series A or Series B Notes are not paid in full at their maturity.

     (b) In partial consideration for the acquisition of additional interests in Technocom from Elite, on November 26, 1997, the Company issued, at the direction of Elite, an aggregate of 1,316,240 shares of Common Stock to P.S. Marketing & Consulting Services Limited, a Gibraltar company. The shares of Common Stock were issued to a single institutional investor in reliance upon Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering. No commissions were paid to any underwriter, broker or dealer in connection with such issuance.

ITEM 6.  SELECTED FINANCIAL DATA

     The following summary consolidated financial and operating data was derived from, and should be read in conjunction with, the audited Consolidated Financial Statements of the Company and the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained elsewhere herein. Prior to the Continuance the Company's audited Consolidated Financial Statements were prepared in accordance with Canadian GAAP, which differ in certain respects from U.S. GAAP. See Note 15 to the Company's audited Consolidated Financial Statements. As a result of the Continuance, the consolidated financial data presented below for the fiscal years 1994 and 1993 have been restated in accordance with U.S. GAAP.

                                                   FISCAL YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------
                                         1997        1996        1995       1994        1993
                                         ----        ----        ----       ----        ----
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Operating revenues.................  $114,424    $ 61,966    $ 29,120    $ 8,526    $  2,308
  Operating expenses.................   102,406      59,099      38,266     17,248       7,606
                                       --------    --------    --------    -------    --------
  Operating income/(loss)............    12,018       2,867      (9,146)    (8,722)     (5,298)
                                       --------    --------    --------    -------    --------
  Loss from continuing operations
     before income taxes and minority
     interest........................    (3,428)     (6,271)    (13,440)    (9,491)     (5,264)
  Income taxes.......................     7,739       3,669       1,490         --          --
  Loss from continuing operations
     before minority interest........   (11,167)     (9,940)    (14,930)    (9,491)     (5,264)
  Minority interest..................     9,399       2,521         551         --          --
                                       --------    --------    --------    -------    --------
  Loss from continuing operations....   (20,566)    (12,461)    (15,481)    (9,491)     (5,264)
  Discontinued operations............        --          --          --         --      (5,138)
                                       --------    --------    --------    -------    --------
  Loss for the year..................  $(20,566)   $(12,461)   $(15,481)   $(9,491)   $(10,402)
                                       ========    ========    ========    =======    ========
  Loss per common share(1)...........  $  (0.64)   $  (0.39)   $  (0.49)   $ (0.78)   $  (1.33)
                                       ========    ========    ========    =======    ========
  Weighted average number of shares
     outstanding.....................    32,061      31,579      31,315     12,663       8,155

                                                            DECEMBER 31,
                                       -------------------------------------------------------
                                         1997        1996        1995        1994       1993
                                         ----        ----        ----        ----       ----
BALANCE SHEET DATA:
  Cash and cash equivalents(2).......  $ 17,256    $ 40,674    $ 15,676    $ 56,710    $   948
  Non-cash working
     capital/(deficiency)............   (18,642)    (26,440)    (22,001)    (17,706)    (5,121)
  Escrow funds.......................    33,868      40,984          --          --         --
  Property and equipment, net........   134,998      93,039      45,357      21,718      6,306
  Telecommunications licenses........    78,837      72,310      49,583      54,099     18,337
  Investments and other assets.......    32,801      39,052      29,293      18,925      2,223
  Investment in Teleport-TP..........        --          --      23,564      15,699         --
  Total assets.......................   335,586     306,357     178,092     171,760     28,700
  Shareholders' equity...............   127,231     137,954     135,832     147,470     11,448

---------------
(1) In 1993, loss per common share includes a loss from discontinued operations of $(0.63).

(2) The December 31, 1996 and December 31, 1995 balances includes cash of $9.0 million and $6.1 million, respectively, held on deposit as collateral to secure bank indebtedness of the same amount.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except as otherwise indicated, all references to 1995, 1996 and 1997 refer to the fiscal year ended on December 31 of those years respectively.

INTRODUCTION

     Basis of Presentation. Effective February 28, 1997 PLD Telekom Inc. was continued as a Delaware corporation. As a result, the consolidated financial statements for 1995, 1996 and 1997 have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). Prior to 1996, the audited consolidated financial statements were prepared in accordance with Canadian GAAP, with a reconciliation to U.S. GAAP. EBITDA, which is used as a measure of operating performance, is defined as follows: earnings before taxes and minority interest plus interest (interest expense less interest income) plus depreciation and amortization.

     Principal Operations and Future Activities. The Company's key interests at December 31, 1997 include a 60% equity interest in PeterStar, which provides telecommunication services in St. Petersburg, Russia; a 50% equity interest in BECET, which provides cellular services in Kazakstan; and an 80.4% equity interest in Technocom which, through its 49.33% equity interest in Teleport-TP, operates an international teleport in Moscow, fiber optic networks in Moscow and its environs and a satellite-based long distance network across Russia. Cable & Wireless is the Company's principal shareholder at December 31, 1997. The consolidation of financial information in the 1997 financial statements differs from 1996 by reflecting the Company's acquisition of an additional 29.65% interest in Technocom effective December 31, 1997. The consolidation of financial information in the 1996 financial statements differs from 1995 by reflecting (i) the Company's acquisition of 100% of the outstanding shares of BCL in April 1996; and (ii) the acquisition by Technocom of a controlling voting interest in Teleport-TP effective December 31, 1996.

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

     Ultimate recoverability of the Company's investments in PeterStar, BECET and Teleport-TP is dependent upon each of these subsidiaries achieving and maintaining profitability, which is dependent to a certain extent on the stabilization of the economies of the former Soviet Union, the ability to maintain the necessary telecommunications licenses and the ability to obtain adequate financing to meet capital commitments.

     Effect of change from Canadian GAAP to U.S. GAAP. The effect of the restatement of prior year comparatives from Canada to U.S. GAAP is explained in
Note 15 to the consolidated financial statements. However, the main differences may be summarized as follows: (i) under Canadian GAAP, the Convertible Notes issued in connection with the June 1996 Placement are a compound financial instrument and the debt and equity elements are separately accounted for. Under U.S. GAAP, the Convertible Notes are accounted for as a single debt instrument under the "Long-term debt" caption; and (ii) U.S. GAAP does not permit the capitalization of pre-operating costs. Therefore, in anticipation of the change to U.S. GAAP, effective December 31, 1996 the Company changed its Canadian GAAP policy with respect to pre-operating costs to be in accordance with U.S. GAAP. As a result, all such costs were retroactively expensed.

     Accounting Standards. Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosure about Segments of an Enterprise and Related Information," were issued in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has not determined the impact of SFAS 130 on its financial statements. SFAS 131 establishes standards for the way public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is required to adopt both new standards in the first quarter of 1998.

     Management Fees. Certain of the Company's subsidiaries pay management fees to their shareholders, including the Company. The figures presented for the subsidiaries reflect all payments of such fees -- ie, management fees are included in operating expenses in the same way as other expenses of the subsidiary. Profitability measures -- EBITDA, operating profit and net income -- are therefore quoted after accounting for such payments.

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 1997 VERSUS YEAR ENDED DECEMBER 31, 1996

     PLD Telekom Inc. -- Consolidated

     In 1997, the Company reported a loss of $20.6 million, or $0.64 per share, on total revenues of $118.0 million, including operating revenues of $114.4 million. This compares with a loss in 1996 of $12.5 million, or $0.39 per share, on total revenues of $66.8 million (operating revenues of $62.0 million). EBITDA of $30.3 million compared with $12.1 million in 1996.

     The loss of $20.6 million in 1997 incorporates a profit contribution from PeterStar of $16.5 million (after income taxes of $3.2 million), a profit contribution from BECET of $7.2 million (after income taxes of $3.6 million), a profit contribution from BCL of $0.5 million (after income taxes of $0.4 million), corporate interest and other income of $3.1 million, a corporate foreign exchange gain of $0.1 million and a corporate gain on the disposal of an investment of $1.0 million, offset by a net loss of $4.7 million incurred in Technocom, corporate general and administrative costs of $8.3 million, interest on corporate bank indebtedness and long-term debt of $16.7 million, corporate amortization and depreciation charges of $8.5 million, corporate taxes of $0.9 million and minority interest charges of $10.0 million relating to PeterStar, BECET and Technocom.

     Operating revenues. Consolidated operating revenues increased by 85% from $62.0 million in 1996 to $114.4 million in 1997, principally as a result of strong growth in PeterStar and BECET, and the consolidation of a full year's revenues from BCL and Teleport-TP in 1997. Operating revenues from PeterStar increased in 1997 to $54.5 million from $32.5 million in 1996 due mainly to a continued rapid increase in line penetration from 52,005 at December 31, 1996 to 114,774 at December 31, 1997. BECET contributed operating revenues of $30.0 million, as compared to $19.1 million in 1996. This increase is attributable to the growth in BECET's subscriber base from 6,957 at December 31, 1996 to 11,120 at December 31, 1997. Technocom contributed operating revenues of $21.2 million in 1997, compared to $4.4 million in 1996, largely as a result of the consolidation of Teleport-TP. BCL contributed operating revenues of $7.6 million for the Company in its first full year as an operating subsidiary of the Company compared with part year revenues of $5.1 million in 1996. Yellow Pages contributed $1.0 million in operating revenues in 1997 compared to $0.8 million in 1996.

     Direct costs. Direct costs, including the direct costs of sales of all of the Company's subsidiaries, increased 81% in 1997 to $39.2 million. As a percentage of revenues, direct costs reduced marginally to 34% from 35% in 1996.

     General and administrative costs. General and administrative costs include the day-to-day expenses in all five subsidiary operations as well as corporate expenses. Consolidated general and administrative expenses increased 56% from $24.8 million in 1996 to $38.7 million in 1997, reflecting the continued growth in the scale and extent of the operating businesses and the full year consolidation of BCL and Teleport-TP. As a percentage of operating revenues, these costs continued a downward trend, falling from 62% in 1995 to 40% in 1996 to 34% in 1997.

     Depreciation. Depreciation increased 100% from $5.2 million in 1996 to $10.4 million in 1997, reflecting 1997 capital expenditures within the operating businesses of $43.0 million as the build-out of the PeterStar,

BECET and Teleport-TP networks progressed. In 1996, $43.2 million was invested in these companies' networks.

     Amortization. Upon the acquisition by the Company of its interests in PeterStar, BECET and Technocom (incorporating Teleport-TP), the differential between the purchase price and the fair value of the net assets acquired was allocated to the telecommunications licenses held by these entities. These licenses, which expire in 2004, 2009 and 2004 respectively, are being amortized on a straight line basis over the appropriate terms. In this respect, in 1997, the Company incurred total non-cash amortization charges of $7.4 million, including $2.6 million relating to the telecommunications licenses of PeterStar, $2.1 million relating to the telecommunications license of BECET and $2.7 million relating to the telecommunications licenses of Teleport-TP. The Company also incurred amortization charges of $0.2 million relating to goodwill associated with the acquisition of Yellow Pages and $1.2 million relating to deferred financing costs associated with the senior discount and convertible subordinated note financing undertaken in 1996. In 1996, the Company incurred amortization charges of $4.7 million relating to the telecommunications licenses of PeterStar and BECET, together with $0.2 million relating to goodwill associated with Yellow Pages and $0.7 million relating to deferred financing costs. In addition, included in Technocom's share of the 1996 results of its equity investments were amortization charges of $2.5 million relating to the telecommunications licenses of Teleport-TP.

     Interest expense. Interest expense of $17.8 million consisted of interest on bank indebtedness and short-term borrowings of $1.3 million and interest on long-term debt of $16.5 million. Interest on the Senior Notes and the Convertible Notes resulted in total interest charges on long-term debt of $16.5 million for the full year in 1997 compared to $8.7 million in 1996. Of this amount, $2.4 million related to the Convertible Notes and was paid during the year. The balance of $14.1 million was added to the accreted value of the Senior Notes on the Company's balance sheet.

     Interest and other income. Interest and other income in 1997 of $3.6 million compared with $4.9 million in 1996. Interest earned on the Company's escrow account (funds from which may be used to acquire telecommunications equipment or telecommunications companies in Russia and Kazakhstan) totaled $2.2 million in 1997 compared with $1.3 million earned for the partial year in 1996. Escrowed funds are invested in short-term reverse repurchase agreements secured by U.S. treasury bonds. Interest earned at the subsidiary level totaled $1.0 million for the year.

     Gain on disposal of investments and property and equipment. Gain on disposals of investments in 1997 related to the $1.0 million earned on the Company's sale of its 10.4% interest in SPMMTS for gross proceeds of $17.2 million in June 1997, offset by a loss on disposal of equipment of $0.3 million at BCL.

  PeterStar Company Limited

     PeterStar reported net income of $16.5 million and an operating profit of $20.5 million on operating revenues of $54.5 million for the year ended December 31, 1997, compared to net income of $5.9 million and an operating profit of $8.0 million on operating revenues of $32.5 million for the year ended December 31, 1996. EBITDA grew to $24.1 million for the year ended December 31, 1997, representing 44% of revenues, compared to EBITDA of $10.3 million, representing 31% of revenues in 1996.

     Revenues. Call revenues for the year ended December 31, 1997 ($31.5 million) were 47% higher than the call revenues in the year ended December 31, 1996 ($21.5 million), reflecting increases in subscriber lines installed and transit traffic carried during the period. Total subscriber lines increased by 121%, to 114,774 at December 31, 1997 from 52,005 at December 31, 1996. Directly connected customers (i.e. business and residential lines) increased to 28,826 from 14,792, or 95%, over the same period. Lines to cellular operators increased by 131% to 85,948 lines at December 31, 1997 from 37,213 lines at December 31, 1996.

     Revenues from line rentals increased by 92%, reflecting the increase in installed lines, both fixed and cellular. Similarly, installation fees grew at a rate of 118% over the year ended December 31, 1996, reflecting the increased number of lines put into service.

     Call revenues accounted for 58% of operating revenues for the year ended December 31, 1997 compared to 66% in 1996, installation fees accounted for 22% of total revenues for the year ended December 31, 1997 compared to 17% in 1996 and line rentals accounted for 20% of total revenues for the year ended December 31, 1997 compared to 17% in 1996.

     Of PeterStar's total network traffic in 1997, 87% was local compared with 89% in 1996 and 9% was long distance in 1997 compared with 7% in 1996. International traffic was unchanged in 1997 at 4% of total network traffic. These changing traffic patterns have reduced revenue per line to $654 in 1997 from $885 in 1996, while recurring revenue per line (calling charges and line rentals) were $520 per line compared to $736 in 1996. By the end of 1997, Russian businesses accounted for 70% of PeterStar's customers and 45% of its revenues. These trends are expected to continue as Russian companies and individuals increasingly constitute PeterStar's customer base.

     PeterStar expects line growth for both fixed and cellular services to continue as the market expands for high quality digital telecommunications services. PeterStar believes that its focus on the introduction of data services such as frame relay and ATM services will increase revenues and improve its competitive positioning.

     Gross Profit. Gross profit increased 86% to $38.6 million for the year ended December 31, 1997 from $20.7 million in 1996. The gross margin of 71% is significantly higher than the margin of 64% in 1996 due to discounted outpayment charges on higher traffic volumes, although continuing competition, plus the possibility that PTS may start to levy access charges in 1998, is expected to put pressure on margins in the future.

     Operating expenses. Operating expenses increased 43% to $18.2 million for the year ended December 31, 1997 from $12.7 million in 1996. Operating expenses represented 33% of revenues in 1997 compared to 39% in 1996, as revenue generation grew faster than costs. In particular, staff costs and depreciation each accounted for 22% of total operating expenses for the year ended December 31, 1997, compared to 30% and 21%, respectively, for the same period in 1996. Staff costs increases were directly related to the growth in PeterStar's business during the year, with overall staff levels increasing from 220 in 1996 to 310 at the end of 1997. The biggest increases in staffing were in the sales and marketing and technical departments. Staffing is expected to increase to approximately 400 employees in 1998. Depreciation is expected to increase in 1998 as a result of $25 million in planned capital expenditures.

  BECET International

     BECET recorded net income of $7.2 million and an operating profit of $10.9 million on operating revenues of $30.0 million for the year ended December 31, 1997, compared to net income of $4.5 million and operating income of $6.0 million on operating revenues of $19.1 million for the year ended December 31, 1996. EBITDA grew to $13.9 million for the year ended December 31, 1997, compared to EBITDA of $7.8 million for the same period in 1996.

     Revenues. Call revenues for the year ended December 31, 1997 ($18.9 million) were 60% higher than the call revenues for the same period in 1996 ($11.8 million), reflecting a substantial increase in subscribers during the period, from 6,957 at December 31, 1996 to 11,120 at December 31, 1997. Subscription fees increased during the year by 53% to $3.8 million, connection fees increased by 5% to $1.7 million and equipment sales increased by 45% to $4.7 million. Other revenues of $1.0 million increased fivefold during the year.

     Call revenues accounted for 63% of operating revenues for the year ended December 31, 1997, up marginally from 62% in 1996, subscription fees accounted for 13% of total revenues for the year ended December 31, 1997 -- unchanged from 1996, connection fees accounted for 6% of total revenues for the year ended December 31, 1997 compared with 8% in 1996, while equipment sales represented 16% of revenues, as against 17% in 1996.

     Local and incoming traffic during 1997 accounted for 75% of total traffic compared with 76% during 1996, mobile to mobile traffic accounted for 11% of total traffic compared with 9% in 1996, while long distance traffic in 1997 accounted for 7% of total traffic compared with 6% during 1996, and international traffic accounted for only 7% of total traffic compared with 9% during 1996. BECET's customer base increasingly consists of Kazak companies and individuals, who tend not to use its higher priced long distance and international services. This has had an effect upon per subscriber revenues -- total revenue per subscriber for the year ended December 31, 1997 was $3,382 against $3,886 per subscriber for 1996, while recurring revenue per subscriber also reduced from $2,900 in 1996 to $2,666 per subscriber in 1997. The reductions in total per subscriber and recurring per line revenues also stem from the different calling patterns of these classes of customers who generally use as much as 38% less airtime as the foreign business customers. BECET expects both of these trends to continue; however, BECET expects to offset the effects of these factors by continuing to expand its overall customer base, through, among other things, the introduction of pre-paid cellular service during 1998.

     Gross Profit. Gross profit increased 69% to $23.1 million for the year ended December 31, 1997 from $13.7 million in 1996. Gross margin showed continued improvement at 77% of operating revenues compared to the 72% margin realized in 1996, primarily due to the greater calling volumes and reduced dependence on revenues from equipment sales.

     Operating Expenses. Operating expenses increased 60% to $12.3 million for the year ended December 31, 1997 from $7.7 million in 1996, reflecting the opening of an additional 4 operating sites and the increase in staffing from 307 at the end of 1996 to 426 at December 31, 1997. Operating expenses were relatively unchanged at 41% of revenues in 1997 compared to 40% in 1996. Depreciation accounted for 11% of total revenues for the year ended December 31, 1997, compared to 10% for the same period in 1996, in each case reflecting the considerable capital investment in BECET over the past two years. Depreciation is expected to increase in 1998 as BECET deploys an additional $8.2 million of capital investment.

  Technocom Limited

     Technocom recorded a net loss of $4.7 million and an operating loss of $4.3 million on operating revenues of $21.2 million for the year ended December 31, 1997, compared to a net loss of $0.2 million and an operating loss of $0.7 million on operating revenues of $4.4 million for the year ended December 31, 1996. EBITDA showed a loss of $1.6 million for the year ended December 31, 1997, compared to an EBITDA loss of $0.6 million in 1996. In 1997, the results of Technocom's principal asset, Teleport-TP, were consolidated with those of Technocom as a result of its acquisition of an additional 7.5% voting interest (12.5% voting interest) in Teleport-TP, late in 1996. In 1996, Technocom's investment in Teleport-TP was accounted for using the equity method.

     Technocom's 1997 revenues of $21.2 million consisted of $16.9 million in telecommunications revenues generated by Teleport-TP, $2.0 million in finance lease income from MTR-Sviaz and $2.3 million in other income.

     Technocom's consolidated net loss of $4.7 million consisted of a net loss of $2.8 million within Teleport-TP (including finance lease interest expense), a $1.2 million loss within Technocom's statutory accounts, a $0.2 million loss within Technopark (55% owned by Technocom) and a $0.3 million loss within SCS (100% owned by Technocom), amortization charges of $0.3 million, and share of losses from equity investments of $0.5 million offset by a minority interest credit of $0.6 million.

     The net loss of $2.8 million at Teleport-TP, which is 49.3% owned by Technocom but consolidated with Technocom's results based on voting control of 56%, consisted of $16.9 million in revenues offset by direct costs of $11.8 million, operating expenses of $6.5 million and finance lease interest of $1.4 million.

     The $1.2 million loss within Technocom's statutory accounts relates to a gross margin on revenues, including finance lease income, of $3.4 million and interest and other income of $1.0 million offset by selling, general and administrative expenses of $3.1 million, taxes of $1.2 million and interest expense of $1.1 million.

     Share of losses from equity investments of $0.5 million consists of Technocom's 49% share of losses from MTR-Sviaz of $0.9 million, offset by Technocom's 50% share of net income from Rosh Telecom of $0.4 million.

     In 1996, Technocom's primary revenue stream was from the leasing of telecommunications equipment to Teleport-TP and MTR-Sviaz, which generated lease income of $1.4 million. Technocom also earned revenues from a number of other telecommunications projects and the provision of marketing services to Teleport-TP, in total amounting to $3.0 million.

     Direct costs of $2.1 million in 1996 related to the provision of these marketing services to Teleport-TP. Operating expenses of $3.0 million included $2.1 million of general and administrative expenses and $0.3 million relating to an investment write-off.

     Interest income of $1.3 million was generated in 1996.

     Presented below is a comparison of Teleport-TP's result of operations in 1997 and 1996.

     Teleport-TP generated a 1997 net loss of $2.8 million, operating loss of $1.4 million and EBITDA of $0.9 million on revenues of $16.9 million, compared with a net loss of $0.1 million, an operating profit of $0.1 million and EBITDA of $1.4 million on revenues of $11.1 million for the year ended December 31, 1996.

     Revenues. Teleport-TP generated revenues from three sources in 1997: international leased circuits, occasional TV broadcasting, and direct dial telephony services. Overall revenues for the year ended December 31, 1997 increased 52% to $16.9 million from $11.1 million for the year ended December 31, 1996, primarily reflecting the increase in international incoming traffic.

     Revenue from international circuits of $5.3 million amounted to 31.5% of total revenue for the year ended December 31, 1997, as compared with 42% of total revenue in 1996. Revenue from this source increased marginally as circuits are leased for a fixed sum for a term of years, and revenue growth can generally only be achieved by increasing the number of circuits leased. Revenues of $3.4 million from national circuits accounted for 20% of revenues in 1997, a significant increase from 1996. Revenues from the provision of international television broadcasting services and other income amounted to $3.3 million or 19.5% of total revenues, up from $0.8 million (6% of total revenues) in 1996. Other international direct dial services generated $4.9 million or 28.8% of total Teleport-TP revenues, compared to 52% of revenues in 1996. The Company had anticipated that Teleport-TP's long distance services would be a more significant contributor to revenues in 1997, but continued logistical delays in installing remote earth stations delayed the start up of many sites until very late in 1997. The Company continues to expect that these services will provide steady revenue growth during 1998 and beyond as the various sites planned become operational. Teleport-TP expects to complete the installation of the first 45 sites on the network by mid-1998.

     Gross profit. Teleport-TP's gross profit increased 12.5% to $5.1 million for the year ended December 31, 1997 from $4.6 million in 1996. The gross margin decreased to 30.4% from 41% in 1996, primarily due to costs associated with the build-out and operation of the satellite network and lower margins earned on the network's national traffic which commenced in 1997.

     Operating expenses. Operating expenses increased 48% to $6.6 million for the year ended December 31, 1997 from $4.4 million in 1996. General and administrative costs increased 35% to $3.5 million for the year ended December 31, 1997, compared with $2.6 million in 1996, reflective of increased personnel and other costs relating to the development of the long distance network. Depreciation of assets under capital lease was $2.2 million for the year ended December 31, 1997, compared with $1.0 million in 1996, and is expected to increase further in 1998 as Teleport-TP acquires an additional $10 million in equipment related to the build-out of its long distance network. The Company also expects Teleport-TP to increase its operating expenses in 1997 as it further develops its long distance services.

     Interest. Lease interest expense increased from $0.5 million in 1996 to $1.4 million in 1997 resulting from an increase in rentals payable under equipment leases between Technocom and Teleport-TP.

  Baltic Communications Limited

     The Company acquired BCL on April 1, 1996, and accordingly only the nine months ended December 31, 1996 were consolidated in the Company's 1996 financial statements. BCL recorded operating income of $1.1 million and net income of $0.5 million on revenues of $7.6 million for the full year in 1997 compared to operating and net income of $0.7 million on revenues of $5.1 million for the nine months ended December 31, 1996. EBITDA of $1.7 million in 1997 compared with $1.2 million in the nine months ended December 31, 1996.

     Revenues. Call revenues accounted for 79% of total revenues for the year ended December 31, 1997, primarily driven by international call minutes. Call revenues accounted for 81% of 1996 revenues. Line rentals accounted for 14% of total revenue in 1997 compared to 12% in 1996. The balance of revenues, consisting of installations and equipment sales, accounted for 7% of revenues in 1997 compared to 7% of revenues in 1996.

     Gross profit. Gross profit of $4.7 million (61% of revenues) compared with gross profit of $3.0 million (59% of revenues) generated in the nine months ended December 31, 1996.

     Operating expenses. Operating expenses totaled $3.9 million (51% of revenues) in 1997 compared to $2.3 million (46% of revenues) incurred in the nine months ended December 31, 1996. Staff costs and depreciation accounted for 49% and 21% of total operating costs in 1997 compared to 45% and 22% respectively of total operating costs for the nine months ended December 31, 1996.

  St. Petersburg Yellow Pages

     Yellow Pages recorded a 25% increase in revenues to $1.0 million in 1997 as a result of a 19% increase in the number of companies placing advertisements in the directory during the year. Gross profits increased 40% to $0.7 million in 1997 (70% of sales), from $0.5 million in 1996 (63% of sales), reflecting both revenue growth and increased operating leverage. A net loss of $3,000 in 1997 compared to a net profit of $33,000 in 1996.

YEAR ENDED DECEMBER 31, 1996 VERSUS YEAR ENDED DECEMBER 31, 1995

     PLD Telekom Inc. -- Consolidated

     In 1996, the Company reported a net loss of $12.5 million, or $0.39 per share, on total revenues of $66.8 million, including operating revenues of $62.0 million. This compared to a net loss in 1995 of $15.5 million, or $0.49 per share, on total revenues of $31.2 million (operating revenues of $29.1 million).

     The loss of $12.5 million in 1996 incorporated a profit contribution from PeterStar of $5.9 million (after profits tax of $1.8 million), a profit contribution from BECET of $4.5 million (after profits tax of $1.5 million), a profit contribution from BCL of $0.7 million (after profits tax of $0.2 million), and corporate interest and other income of $2.8 million, offset by corporate general and administrative costs of $6.3 million, interest on corporate bank indebtedness and long-term debt of $9.5 million, amortization charges of $5.6 million, a share of the loss from equity investments of $2.7 million (including amortization of licenses of $2.5 million) and minority interest charges of $2.5 million relating primarily to PeterStar and BECET.

     Operating revenues. Consolidated operating revenues increased by 113% from $29.1 million in 1995 to $62.0 million in 1996, principally as a result of strong growth in PeterStar and BECET and the addition of BCL to the portfolio with effect from April 1, 1996. Operating revenues from PeterStar grew 118% in 1996, to $32.5 million from $14.9 million in 1995, due mainly to a continued rapid increase in line penetration from 21,528 at December 31, 1995 to 52,005 at December 31, 1996. BECET contributed operating revenues of $19.1 million, as compared to $9.3 million in 1995. This increase was attributable to the growth in BECET's subscriber base from 2,882 at December 31, 1995 to 6,957 at December 31, 1996. Technocom contributed operating revenues of $4.4 million in both 1996 and 1995 from its leasing of telecommunications equipment and from telecommunications projects. BCL contributed operating revenues of $5.1 million for the Company, and Yellow Pages contributed $0.8 million for the full year.

     Direct costs. Direct costs were 35% of operating revenues in 1996 compared to 36% of operating revenues in 1995, and include the direct costs of sales of PeterStar, BECET, Technocom, BCL and Yellow Pages.

     General and administrative costs. Consolidated general and administrative expenses increased 36% from $18.2 million in 1995 to $24.8 million in 1996, reflecting the continued growth in the scale and extent of the operating businesses and the acquisition of BCL. As a percentage of operating revenues these costs exhibited a downward trend, falling from 62% in 1995 to 40% in 1996. At the corporate level, general and administrative overhead increased to $6.3 million in 1996 from $5.1 million in 1995.

     Depreciation. Depreciation increased 36% from $3.8 million in 1995 to $5.2 million in 1996, reflecting 1996 capital expenditures within the operating businesses of $43.2 million as the build-out of the PeterStar and BECET networks progressed.

     Amortization. In 1996, the Company incurred total non-cash amortization charges of $5.6 million, including $2.6 million relating to the telecommunications licenses of PeterStar, and $2.1 million relating to the telecommunications license of BECET. In addition, it incurred charges of $0.2 million relating to goodwill associated with the acquisition of Yellow Pages and $0.7 million relating to deferred financing costs. As well as the $5.6 million of amortization noted above, the Company's share of the results of its equity investments -- Teleport-TP, MTR-Sviaz and Rosh Telecom -- which were accounted for on an equity basis, included amortization of $2.5 million relating to the telecommunications licenses of Teleport-TP. Total amortization charges in 1995 were $6.2 million principally relating to the PeterStar, BECET and Teleport-TP telecommunications licenses.

     Interest expense. On June 12, 1996, the Company completed a $149.5 million private placement consisting of (i) 123,000 units consisting of $123 million aggregate principal amount at stated maturity of Senior Notes together with Placement Warrants to purchase a total of 4,182,000 shares of Common Stock; and
(ii) $26.5 million aggregate principal amount of 9% convertible notes. The purchase/conversion prices respectively on the Warrants and the convertible notes are $6.60 and $6.90 per share of Common Stock.

     These debt instruments represented entirely new indebtedness of the Company and resulted in an interest charge on long-term debt in 1996 of $8.7 million as against zero expense in 1995. Prior to the completion of this offering the Company had a $22.5 million bank facility with a Canadian chartered bank (CIBC), guaranteed by Cable & Wireless, which resulted in corporate interest charges of $0.7 million in 1996, as compared with $0.5 million in 1995, and which together with interest expenses relating to certain indebtedness of Technocom yields total interest expense on bank indebtedness of $1.2 million in 1996 ($1.0 million in 1995).

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

  PeterStar Company Limited

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

     Revenues. Call revenues for the year ended December 31, 1996 ($21.5 million) were 149% higher than the call revenues in the year ended December 31, 1995 ($8.6 million), reflecting increases in subscriber lines installed and transit traffic carried during the period. Total subscriber lines increased by 142%, to 52,005 at December 31, 1996 from 21,528 at December 31, 1995. Directly connected customers (i.e. business and residential lines) increased to 14,792 from 6,869, or 115%, over the same period. Lines to cellular operators increased by 153%, to 37,213 lines at December 31, 1996 from 14,659 lines at December 31, 1995.

     Revenues from line rentals increased by 298%, reflecting the increase in installed lines, both fixed and cellular. Conversely, installation fees grew only at a rate of 29% over the year ended December 31, 1995, reflecting a reduction in the level of fees implemented by PeterStar during 1996 and the fact that installation fees on cellular lines are substantially lower than on fixed lines.

     Call revenues accounted for 66% of operating revenues for the year ended December 31, 1996 compared to 58% in 1995, installation fees accounted for 17% of operating revenues for the year ended December 31, 1996 compared to 28% in 1995 and line rentals accounted for 17% of operating revenues for the year ended December 31, 1996 compared to 9% in 1995. (In addition, in 1995 other income represented a further 5% of operating revenues.)

     PeterStar experienced in 1996 a shift in its customer base, from foreign companies which used the higher priced international and long distance services to a predominantly Russian business and residential market for which local calling is the principal usage. Thus, 89% of PeterStar's total network traffic in 1996 was local compared with 84% in 1995, 7% of traffic was long distance in 1996 compared with 9% in 1995, and only 4% of traffic was international in 1996 compared with 7% in 1995. Accordingly, total revenue per line for the year ended December 31, 1996 was $885 as against $1,163 per line for 1995, while recurring revenue per line (calling charges and line rentals) were $736 per line as against $783 in 1995.

     Gross profit. Gross profit increased 115% to $20.7 million for the year ended December 31, 1996 from $9.6 million in 1995. The gross margin of 64% was slightly lower than the margin of 65% in 1995, with lower tariffs on international traffic being offset by a reduction in the level of payments due to the carriers of this traffic and an increase in local traffic where PeterStar, under the terms of its arrangements with PTS, does not pay carrier charges.

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

     Call revenues accounted for 62% of operating revenue for the year ended December 31, 1996 compared to 53% in 1995, subscription fees accounted for 13% of total revenues for the year ended December 31, 1996 compared to 11% in 1995, connection fees accounted for 8% of total revenues for the year ended December 31, 1996 compared with 13% in 1995, while equipment sales represented 17% of revenues, as against 23% in 1995.

     Local and incoming traffic during 1996 accounted for 76% of total traffic compared with 75% during 1995, mobile to mobile traffic accounted for 9% of total traffic compared with 6% in 1995, while long distance traffic in 1996 accounted for 6% of total traffic compared with 7% during 1995, and international traffic accounted for only 9% of total traffic compared with 12% during 1995. Total revenue per subscriber for the year ended December 31, 1996 was $3,886 against $5,513 per subscriber for 1995, while recurring revenue per subscriber also reduced from $3,490 in 1995 to $2,900 per subscriber in 1996 reflective of BECET's customer base shifting to Kazakh companies and individuals, who tended not to use its higher priced long distance and international services. The reductions in total per subscriber and recurring per line revenues also stemmed from the different calling patterns of these classes of customers who generally used as much as 40% less airtime than the foreign business customers.

     Gross Profit. Gross profit increased 123% to $13.7 million for the year ended December 31, 1996 from $6.2 million in 1995. The gross margin of 72% was an improvement from the 66% margin realized in 1995, primarily due to the greater calling volumes and reduced dependence on revenues from equipment sales.

     Operating Expenses. Operating expenses increased 15% to $7.7 million for the year ended December 31, 1996 from $6.7 million in 1995, reflecting the opening of an additional eight operating sites and the increase in staffing from 220 at the end of 1995 to 307 at December 31, 1996. Operating expenses represented 40% of revenues in 1996 compared to 72% in 1995, the difference representing both BECET's increasing realization of economies of scale and substantial growth in revenue generation. Depreciation accounted for 10% of total revenues for the year ended December 31, 1996, compared to 12% for the same period in 1995, in each case reflecting the considerable capital investment in the BECET network.

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

     Effective December 31, 1996, Technocom acquired an additional interest in Teleport-TP which gave Technocom effective control over Teleport-TP. The following is a discussion of Teleport-TP's results of operations in 1996 when Teleport-TP was accounted for using the equity method.

     Technocom's principal asset, Teleport-TP, in which it has a 49.3% interest as at December 31, 1996, recorded a net loss of $0.1 million and an operating profit of $0.1 million on revenues of $11.1 million for the year ended December 31, 1996, compared to a net loss of $0.1 million and an operating profit of $2.9 million on revenues of $7.1 million for the year ended December 31, 1995. EBITDA decreased to $1.4 million for the twelve months ended December 31, 1996, compared to EBITDA of $3.4 million for the same period in 1995.

     Revenues. In 1996, Teleport-TP generated revenues from three sources: international leased circuits, occasional TV broadcasting, and direct dial telephony services. Revenues for the year ended December 31, 1996 increased 56% to $11.1 million from $7.1 million for the year ended December 31, 1995, primarily reflecting the increase in international incoming traffic. Revenues from international circuits amounted to 42% of total revenue for the year ended December 31, 1996, as compared with 58% of total revenue in 1995. Revenues remained relatively stable because circuits are leased for a fixed sum for a term of years, and revenue growth can generally only be achieved by increasing the number of circuits leased. Revenues from the provision of international television broadcasting services amounted to $0.75 million or 6% of total revenues, down from $1.1 million (15% of total revenues) in 1995. Other international direct dial services generated $5.7 million or 52% of total Teleport-TP revenues.

     Gross Profit. Teleport-TP gross profit decreased 8% to $4.6 million for the year ended December 31, 1996 from $5.0 million in 1995. The gross margin declined to 41% from 71% in 1995, primarily due to the greater dependence on calling revenues rather than the higher margin leased circuit revenues.

     Operating Expenses. Operating expenses increased 52% to $4.4 million for the year ended December 31, 1996 from $2.9 million in 1995. General and administrative costs increased 63% to $2.6 million for the year ended December 31, 1996, compared with $1.6 million in 1995 reflective of increased personnel and other costs relating to the development of the long distance network. Depreciation of assets under capital lease was $1.0 million for the year ended December 31, 1996, compared with $0.6 million in 1995.

     Interest. Lease interest expense decreased from $1.4 million in 1995 to $0.5 million in 1996 resulting from a reduction in rentals payable under the of equipment leases between Technocom and Teleport-TP.

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

     Revenues. Call revenues accounted for 81% of total revenues for the year ended December 31, 1996, primarily driven by international call minutes. Installation fees accounted for 7% of total revenues with line rentals accounting for the balance. The Company expects that BCL will continue to derive most of its revenues from directly connected business customers and acting as a transit gateway for other international operators.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's emergence as a key player in the telecommunications markets of the C.I.S. has involved significant investment in telecommunications assets, licenses and property and equipment, which have been financed through public and private placements of equity stock, a private placement of long-term debt instruments, shareholder loans, bank lines of credit and trade financing.

     From time to time, the Company has had discussions with other telecommunications entities concerning the establishment of possible relationships or other transactions, including the taking of equity positions in the Company or its subsidiaries. While no agreement has materialized to date from any such discussions, the Company will continue to consider appropriate opportunities.

     Effective February 28, 1997, the Company continued from Ontario into Delaware and, in connection therewith, moved its executive offices to the United States. The benefits of this continuance are anticipated to include improved access to the U.S. capital markets, reduced costs of financing and streamlining of management and operations. No material adverse tax charges resulted from this continuance.

PETERSTAR COMPANY LIMITED

     By December 31, 1996, PeterStar had invested a total of $43.0 million in property and equipment, related primarily to the construction of its fiber optic ring around central St. Petersburg and the construction of a new digital exchange on Vassilievski Island. In 1997, PeterStar invested a further $26.2 million on new switching equipment increasing transmission capacity, and improving access to the long distance and international gateway between PeterStar and SPMMTS. PeterStar expects to fund its 1998 capital expenditures, estimated at approximately $25 million, from a combination of the Company's escrow funds, bank and supplier financing and its own internal cashflows.

BECET INTERNATIONAL

     Total investment in the cellular telecommunications network and related support infrastructure, such as customer service centers and administration facilities, totaled $28.9 million by December 1996.

     BECET had capital expenditures of approximately $4.3 million in 1997 and anticipates an additional $8.2 million in 1998 in connection with further investment in cities where the network currently operates. This continued expansion in 1998 is expected to be entirely financed through BECET's own internally generated cashflows.

TECHNOCOM LIMITED

     Technocom is pursuing a number of new telecommunications opportunities throughout the Russian Federation including its joint venture with Mosenergo, the Moscow city power utility, called MTR-Sviaz. Technocom has thus far invested approximately $5.2 million in MTR-Sviaz, principally through the acquisition of telecommunications equipment and numbering capacity which it then leased to MTR-Sviaz.

     Technocom is also significantly involved in supporting the development by Teleport-TP of a satellite-based long distance network. During 1996, Technocom had capital expenditures of approximately $11.0 million related to the Teleport-TP project. Funding was provided, in part, from the $20.0 million contributed to Technocom by the Company out of the proceeds of the debt placement in June 1996. Additional funding of approximately $10 million will be required in 1998 and will be provided from a combination of sources including supplier financing, Technocom's own internally generated cashflows, and proceeds from the Company's escrow account.

PLD TELEKOM INC. -- CORPORATE

     In connection with the continuance of the Company from Ontario to Delaware, the Company closed its executive offices in Toronto, Canada on February 27, 1997 and subsequently established executive offices in New York, USA in the second quarter of 1997. At the same time the Company reduced substantially the activities carried out by its wholly owned subsidiary, PLDMS, from its offices in London, England. The Company estimates that its total corporate overhead costs, including management salaries, professional costs, investor relations costs, regulatory fees and general office costs, will be $8.5 million in 1998 and expects to fund these by a combination of cash on hand, and management fees and dividends to be paid by the Company's operating subsidiaries.

WORKING CAPITAL AND OTHER BALANCE SHEET ITEMS

     At December 31, 1997, the Company had a working capital deficit (not including funds held in escrow) of $1.4 million compared to a working capital surplus of $14.2 million at December 31, 1996. The reduction in working capital was primarily the result of the Company's acquisition of the additional 29.65% interest in Technocom for gross consideration of $32.1 million. The acquisition, which increased the Company's ownership in Technocom to 80.4%, was financed with $12.32 million 12% Series A Senior Secured Revolving Credit Notes, $3.1 million 12% Series B Senior Revolving Credit Notes, both due in 1998, a $9.0 million draw from escrow of the proceeds of the Senior Notes originally issued in June 1996 and the issuance of 1,316,240 shares of Common Stock from treasury.

     The Company placed privately a total of $149.5 million in Senior and Convertible Notes in June 1996. The proceeds, which amounted to $105.0 million (net of discounts, commissions and expenses), were used to pay off the Company's $22.5 million bank facility and to meet the Company's then outstanding $20.0 million commitment to Technocom, with the remainder being targeted for capital investments in the existing operating units, the development of additional products and services to be delivered over the Company's networks, and general corporate purposes. Funds targeted for capital investment or new products and services were required to be held in escrow.

     The Senior Notes mature on June 1, 2004 with interest accreted at a rate of 14% per annum, compounding semi-annually, to an aggregate principal amount of $123 million by December 31, 1998. Cash interest does not accrue on the Senior Notes prior to December 31, 1998. Thereafter, interest will accrue at the rate of 14% per annum and will be payable in cash, semi-annually, on June 1 and December 1 of each year, commencing June 1, 1999.

     The Convertible Notes, with a face value of $26.5 million, mature on June 1, 2006 with interest accruing at the rate of 9% per annum, payable in cash, semi-annually, on June 1 and December 1 of each year.

     At December 31, 1997, the funds being held in escrow, which are not included in current assets, totaled $33.9 million compared to $41.0 million at the end of 1996. The Company's ability to access these funds freely is restricted since the funds in escrow can only be accessed after compliance with a number of conditions, including ensuring that the funds are only used for certain designated purposes and that certain other safeguards are in place. The Company believes that the funds in escrow should be sufficient to implement the business plans of its operating subsidiaries at least through 1998.

     The indentures governing the release of the escrow funds have recently been amended to broaden the range of transactions for which the Company may use the escrow funds to make telecommunications assets available to its operating subsidiaries. It is anticipated that $8 million will be released from escrow shortly. The indentures have also been amended to revise certain covenants relating to corporate indebtedness, the guarantee of subsidiary debt, and the establishment of U.S. special purpose subsidiaries.

     Under the terms of the Company's Senior Notes, the Company is required to raise $20 million in a common share financing by May 31, 1998. Should the Company not complete such an offering by May 31, 1998, the annual interest rate on the Senior Notes will automatically increase to 14.5% until such time as an offering in completed.

     The obligation to raise $20 million in equity is also a requirement under the terms of the Series A and B Senior Revolving Credit Notes issued in November 1997. Should the Company not raise $20 million in equity prior to May 31, 1998, the interest rate on the 12% Series A and B Notes will increase to 15% per annum for the period commencing on June 1, 1998 until maturity. Interest on both the Series A and B Notes is payable monthly in arrears. The Series A Notes mature on December 30, 1998 and the Series B Notes mature on September 30, 1998. The Company is also required, under the terms of the Revolving Credit Notes, to reduce the aggregate commitments of the Notes by $1 million on July 31, 1998 and on the last day of each succeeding month.

     In connection with the issuance of the Series A and B Notes, the Company issued warrants to purchase a total of 423,000 shares of its Common Stock. In addition, the Company will be obligated to issue additional warrants to the holders of the Series A and B Notes should the Company not effect certain "targeted reductions in commitment" as follows:

COMMITMENT REDUCTION DATE   TARGETED REDUCTION AMOUNT
-------------------------   -------------------------
  July 31, 1998                    $  500,000
  August 31, 1998                  $  500,000
  September 30, 1998               $1,000,000
  October 31, 1998                 $1,500,000
  November 30, 1998                $1,500,000

     The holders of the Series A Notes will receive 30,000 additional warrants to purchase shares of the Company on each date on which such reduction was not made. In the event that the Company has not made the "targeted reductions" scheduled for July 31, 1998 and August 31, 1998, the holders of the Series B Notes will receive 16,000 additional warrants to purchase shares of such common stock. The exercise price of the above warrants is $8.625 per share, except that, if the Series B Notes are not repaid in full by September 30,

1998, the exercise price of all warrants issued to the holders of the Series B Notes becomes $0.01 per share, and, if the Series A Notes are not repaid in full by December 31, 1998, the exercise price of all warrants issued to the holders of the Series A Notes also becomes $0.01. The total number of warrants which could be issued under these arrangements is 182,000. All of the warrants expire on December 31, 2008.

     In addition, if the Series B Notes are not repaid in full on September 30, 1998, then, commencing September 30, 1998 and on the last day of each succeeding month until the Series B Notes have been repaid in full, the holders of the Series B Notes shall receive 32,000 additional warrants to purchase shares of the Company's stock at a price of $0.01 per share. If the Series A Notes are not repaid in full on December 31, 1998, then, commencing December 31, 1998 and on the last day of each succeeding month until the Series A Notes have been repaid in full, the holders of the Series A Notes shall receive 32,000 additional warrants to purchase shares of the Company's stock at a price of $0.01 per share. All such warrants, referred to as "Default Warrants" will have an expiration date ten years after their respective dates of issue.

     The Company's consolidated balance sheet at December 31, 1997 reflects total assets of $335.6 million, as compared to $306.4 million at December 31, 1996. Total assets at December 31, 1997 were comprised of $52.1 million in current assets (including $17.3 million of cash and term deposits), $135.0 million in property and equipment, $78.8 million in telecommunications licenses related to PeterStar, BECET and Teleport-TP, escrow funds of $33.9 million, and other assets and the investments of $32.8 million including $11.1 million in goodwill relating to the Company's acquisition of an additional 29.65% interest in Technocom effective December 31, 1997. Long-term indebtedness of $133.5 million, as a percentage of total assets, was 39.8% at December 31, 1997. The corresponding figures at December 31, 1996 were $108.0 million and 35.2%.

     Shareholders' equity of $127.2 million at December 31, 1997 compared with $138.0 million at the end of 1996 and consisted of $204.3 million in common stock and additional paid-in capital, offset by the Company's deficit of $77.1 million. Capital stock increased during the year as a result of the issuance of 1,316,240 common shares, at an effective price of $5.85 per share, as part consideration in respect of the Company's acquisition of the additional interest in Technocom and the exercise throughout the year of 312,166 share options and warrants at prices ranging between C$3.50 and US$6.50. The Company's ratio of long-term indebtedness to equity at December 31, 1997 was 104.9% compared with 78.3% at December 31, 1996.

     To the extent that: (i) actual cash flows from operations are below the Company's estimates as a result of lower than expected revenues per line or higher operating costs; or (ii) development costs of the build-out of the PeterStar, BECET and Technocom/Teleport-TP networks exceed current estimates, the Company may be required to seek additional debt or equity financing beyond that required above.

YEAR 2000 ISSUE

     The Year 2000 issue exists because many computer systems and applications, particularly older systems and applications, use a two-digit, rather than a four-digit, date field to designate a particular year. As a result, with the century change, date-sensitive systems may recognize dates in the twenty-first century (i.e., after 2000) as dates in the twentieth century (i.e., the corresponding year commencing with the prefix 19--). Equally, such systems may not recognize dates in the twenty-first century at all. All of this could lead to system failures or miscalculations which could lead to disruption of operations such as data being lost, an inability to process transactions, incorrect data being generated and critical deadlines being overlooked. The impact of these disruptions could be significant.

     The Company has addressed the Year 2000 issue in the following ways.

     First, the Company has contacted, and has required all of its operating businesses to contact the manufacturers of equipment and producers of software which they use in their businesses (or review "websites" or other materials published by such parties relating to such equipment or software). Such survey has indicated that, except in a few instances, all such equipment and software is Year 2000 compliant. Where possible, steps are being taken to upgrade or replace equipment which is not Year 2000 compliant. While there can be no assurance that disruptions will not occur, the Company believes, based on this survey and the fact that much of the equipment and software on which its businesses are for the most part of recent vintage, that it should not encounter material problems in this particular area.

     While it does not appear that any of the parties from whom the Company or any of its operating businesses have obtained goods or services in the past have provided specific undertakings regarding Year 2000 compliance, and there is some doubt whether existing warranties or other undertakings will in fact be construed to cover Year 2000 compliance, starting in January 1998, all operating businesses are also being required to use their best efforts to obtain specific warranties of Year 2000 compliance from parties with which they contract for products or services thereafter.

     Additionally, such operating businesses have been required to review the terms under which they have heretofore supplied products and/or services to third parties. No case has been identified in which any operating business has specifically guaranteed Year 2000 compliance, and the Company has instituted a policy regarding the giving of such guarantees in the future in order to control and limit possible exposure thereunder. Further, since none of the operating businesses manufacture equipment or produce proprietary software for customers other than in exceptional cases, virtually all such transactions involve the re-sale or assignment of products and services supplied by others. Accordingly, the Company believes that, to the extent that such products and services are either warranted or shown to be Year 2000 compliant, its own exposure is commensurately reduced.

     The Company has investigated the possibility of obtaining insurance against liability arising out of claims that products or services supplied are not Year 2000 compliant, but has determined that such insurance is not obtainable upon terms which are sufficiently comprehensive and/or is only obtainable upon terms which are uneconomical given the level of perceived risk, and accordingly has elected not to pursue such insurance.

     Based on all of the foregoing, the Company believes that it does not have any material exposure to claims that the products or services it supplies are not Year 2000 compliant, that the cost of ensuring that equipment and software used in its operations and the operations of its operating businesses is likely to be immaterial, and that the possible disruptions to all such operations arising from Year 2000 problems is likely to be relatively minimal.

TAXATION

     The Company and its subsidiaries are subject to a number of taxes in different jurisdictions. The most significant taxes affecting the Company and its subsidiaries are likely to be taxes in Russia and Kazakhstan (including withholding taxes) and income taxes payable by the Company in the United States. Withholding taxes could apply to distributions by the Company's operating businesses in Russia and Kazakhstan and to distributions by intermediate level companies in jurisdictions outside Russia, Kazakhstan, Canada and the United States. The Company has attempted to mitigate the potential for withholding tax liabilities by structuring its interests through a Cypriot holding company, thereby taking advantage of the double taxation treaty between the Russian Federation and Cyprus. As a result of the Continuance and its ability to take advantage of the double taxation treaties between the United States and the Russian Federation and Kazakhstan, respectively, the Company may elect to hold its interests through one or more Delaware holding companies. Notwithstanding this, obtaining the benefits of applicable tax treaties can be extremely difficult due to the documentary and other requirements imposed by the Russian and Kazakh authorities. For example, the Kazakh tax authorities require that an exemption application be submitted in respect of every payment made, while at the same time requiring non-standard certifications from the home country taxing authority. In addition, a recent instruction issued by the Russian State Tax Service mandates full withholding regardless of any treaty and requires the recipient to seek to obtain a refund for withholding in excess of treaty amounts. The need to comply with these provisions may negate or impair tax planning initiatives undertaken by the Company to reduce its and its subsidiaries' overall tax obligations.

     In general, the Company's Russian and Kazakh operating businesses are faced with a wide variety of taxes, including property taxes, advertising taxes, road taxes, housing taxes, transport taxes and education taxes. In addition, PeterStar, Technocom and BECET are subject to corporate profits taxes of 34%, 35% and

30%, respectively. The tax systems in Russia and Kazakhstan have changed rapidly in recent years and may undergo additional changes, which may have a material adverse effect on the Company.

     Technocom established a representative office in Moscow in October 1995 and registered this office with the relevant Russian tax authorities. This resulted in Technocom becoming subject to profits and other Russian taxes as of such date. Inasmuch as Technocom operated to some extent in the Russian Federation prior to this date, without clarifying its tax status with any Russian taxing authority, it is also possible that tax officials may take the position that Technocom may be subject to VAT and/or profits and other Russian taxes with respect to the period before October 1995.

     At December 31, 1997, the Company had operating loss carryforwards for U.S. federal income tax purposes of approximately $26.3 million. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable future income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning in making these assessments.

     At December 31, 1996, the Company had operating loss carryforwards for Canadian income tax purposes of approximately $36.0 million and allowable capital loss carryforwards of approximately $19.0 million. Upon the Company's emigration to the United States in February 1997, these losses do not carryover for U.S. tax purposes.

CURRENCY CONTROLS

  THE RUSSIAN FEDERATION

     Exchange Controls. The Russian Federation currently has in place relatively liberal policies regarding hard currency transfers by Russian residents to non-residents. Payments in U.S. Dollars may generally be made freely between Russian residents (which generally includes all Russian companies and citizens resident in Russia) and non-residents (which generally includes non-Russian companies even if they have a representative office or other permanent establishment in Russia) for current currency transactions (generally those where payment is made within 180 days of the provision of goods and services). Payments in U.S. Dollars classified as movements of capital (which generally includes direct investments, portfolio investments, acquisition of real estate and payments made pursuant to loan, lease, sale of goods and services agreements having terms of over 180 days) are subject to licensing by the Central Bank. While PeterStar believes that it has applied for all the necessary licenses, not all licenses have been received. Failure to apply for the appropriate licenses, or to receive the outstanding licenses could result in fines and penalties. Additionally, delays in the receipt of licenses will also delay the time at which the Company can start to realize cashflows from the leasing of assets to its operating subsidiaries in Russia. See "Business -- Risk Factors -- Risks Involving the Company -- Currency Controls; Restrictions on Repatriation of Payments; Prior Investments."

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

     Exchange Rates. Significant fluctuations in the value of the Rouble against the U.S. Dollar and other hard currencies can also have a material impact on the value of a foreign investor's Rouble dividend income or Rouble proceeds from the sale of Rouble denominated securities. In recent years, the Rouble has experienced a significant depreciation relative to the U.S. Dollar and other hard currencies, although during 1996 and 1997 it achieved relative stability vis-a-vis the U.S. Dollar and other hard currencies.

     Repatriation. Although Russian law governing foreign investment guarantees foreign investors the right to repatriate their earnings from Russian investments, the Russian exchange control regime, including licensing requirements administered by the Central Bank, may materially affect their ability to do so and may increase the cost of such repatriation. See
"Business -- Risk Factors -- Risks Involving the Company -- Currency Controls; Restrictions on Repatriation of Payments; Prior Investments."

  KAZAKHSTAN

     Exchange Controls. Kazakhstan currently has in place relatively liberal policies governing hard currency transfers by Kazakh residents to non-residents. Residents (which generally includes all Kazakh companies and citizens resident in Kazakhstan) can use hard currency to pay non-residents (which generally includes all non-Kazakh companies and their branch offices and representative offices in Kazakhstan) for current currency transactions (generally those where payment is made within 180 days of the provision of goods or services). Payments in U.S. Dollars classified as movements of capital (which generally includes direct investments, portfolio investments, payments with respect to real estate and payments made after 180 days for goods and services) are subject to licensing by the National Bank of Kazakhstan.

     Payments between Kazakh residents must generally be made in Tenge. Kazakh companies may exchange Tenge for U.S. Dollars if they can document U.S. Dollar-denominated liabilities that are due and payable within specified periods. The National Bank of Kazakhstan does not currently require the conversion of hard currency earnings into Tenge. Tenge may not be lawfully exported from Kazakhstan or converted into other currencies outside of Kazakhstan.

     Availability of Hard Currency for Conversion Purposes. The ability of foreign investors to convert Tenge into hard currency is also subject to the availability of hard currency in the Kazakh currency markets. Although there is an existing market within Kazakhstan for the conversion of Tenge into other currencies, including the interbank currency exchange and the over-the-counter markets, the development of this market is uncertain.

     Exchange Rates. Significant fluctuations in the value of the Tenge against the U.S. Dollar and other hard currencies can also have a material impact on the value of a foreign investor's Tenge dividend income or Tenge proceeds for the sale of Tenge-denominated securities. Since January 1995, the Tenge has experienced relative stability against the U.S. Dollar and other hard currencies.

     Repatriation. Kazakhstan's foreign investment legislation provides that earnings from investments made by foreign investors may be freely repatriated provided that all applicable fees and taxes have been paid. However, the exchange control regime in Kazakhstan may materially affect an investor's ability to do so and may increase the cost of such repatriation. See
"Business -- Risk Factors -- Risks Involving the Company -- Currency Controls; Restrictions on Repatriation of Payments; Prior Investments."

INFLATION

     Since the break-up of the Soviet Union, both the Russian and Kazakh economies have been characterized by high rates of inflation. Although in 1996 and 1997, inflation in both countries decreased substantially, there is no assurance that these trends will continue. In recent years, the devaluation of the Rouble and Tenge has not kept pace with inflation. To the extent that the Company's costs are denominated in the Rouble or the Tenge and devaluation of these currencies does not fully offset inflation, the Company's local currency costs will increase in hard currency terms. If the Company's operating businesses are unable to increase prices in line with inflation, due to competitive pressures or otherwise, the results of operations of the Company's operating businesses may be adversely affected.

EXCHANGE RATES

     The following tables summarize the Rouble-U.S. Dollar and Tenge-U.S. Dollar exchange rates since January 1994 in the case of the Rouble and since October 1994 in the case of the Tenge:

                      ROUBLE/U.S. DOLLAR EXCHANGE RATES(1)

MONTH                                                         1994     1995     1996     1997
-----                                                         -----    -----    -----    -----
January.....................................................  1,247    3,550    4,640    5,636
February....................................................  1,560    4,059    4,736    5,676
March.......................................................  1,688    4,400    4,830    5,726
April.......................................................  1,761    4,008    4,940    5,760
May.........................................................  1,841    5,130    5,031    5,773
June........................................................  1,918    4,958    5,105    5,771
July........................................................  1,988    4,539    5,189    5,798
August......................................................  2,060    4,405    5,352    5,824
September...................................................  2,204    4,445    5,396    5,861
October.....................................................  2,643    4,495    5,455    5,887
November....................................................  3,085    4,509    5,511    5,917
December....................................................  3,249    4,578    5,550    5,997

---------------
(1) Spot rate on the last business day of each month.

                      TENGE/U.S. DOLLAR EXCHANGE RATES(1)

MONTH                                                         1994    1995    1996    1997
-----                                                         ----    ----    ----    -----
January.....................................................          55.6    65.5     75.8
February....................................................          60.1    65.3     75.5
March.......................................................          60.8    66.0     75.3
April.......................................................          63.5    67.1     75.4
May.........................................................          64.3    66.9     75.5
June........................................................          64.3    67.2     75.6
July........................................................          63.2    67.5     75.5
August......................................................          59.0    68.1     75.6
September...................................................          60.9    68.8     75.6
October.....................................................  50.0    61.7    69.5     75.6
November....................................................  50.0    63.9    70.4     75.6
December....................................................  50.0    59.6    73.1     76.2

---------------
(1) Spot rate on the last business day of each month.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and its subsidiaries and supplementary data required by this item are attached to this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, called for by this Item will be contained in the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders (the "Proxy Statement"), and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to this Item will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this Item will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to this Item will be contained in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements. Financial Statements listed in the accompanying Index to Financial Statements appearing on page F-1 are filed as part of this annual report on Form 10-K.

         2.  Exhibits.  (see (c) below).

     (b) Reports on Form 8-K

     On December 16, 1997, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission regarding the Company's acquisition of additional interests in Technocom and the related financing transaction with the Travelers Parties.

     (c) Exhibits

     The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  2       Certificate of Domestication. (Exhibit 3.1)(9)
  3.1     Certificate of Incorporation. (Exhibit 3.2)(9)
  3.2     By-Laws. (Exhibit 3.3)(9)
  4.1     Indenture dated as of May 31, 1996 among the Registrant, as
          Issuer, NWE Capital (Cyprus) Limited, PLD Asset Leasing
          Limited, PLD Capital Limited, Baltic Communications Limited
          and Wireless Technology Corporations Limited as Guarantors,
          and The Bank of New York, as Trustee, with respect to
          $123,000,000 aggregate principal amount at stated maturity of 14% Senior Discount Notes due 2004 (the "Senior Note
          Indenture") (including exhibits B, C, D and K only).
          (Exhibit 4.1)(10)
  4.2     Indenture dated as of May 31, 1996 among the Registrant as
          Issuer, NWE Capital (Cyprus) Limited, PLD Asset Leasing
          Limited, PLD Capital Limited, Baltic Communications Limited
          and Wireless Technology Corporations Limited as Guarantors,
          and The Bank of New York, as Trustee, with respect to
          $26,500,000 aggregate principal amount of 9% Convertible
          Subordinated Notes due 2006 (the "Convertible Note
          Indenture") (including exhibit B only). (Exhibit 4.2)(10)
  4.3*    First Supplemental Indenture, Amendment Agreement, Consent
          and Waiver, dated as of March 20, 1998, among the
          Registrant, as Issuer, NWE Capital (Cyprus) Limited, PLD
          Asset Leasing Limited, PLD Capital Limited, Wireless
          Technology Corporations Limited and Baltic Communications
          Limited, as Guarantors, Clayton A. Waite and Apropos
          Investments Ltd., as nominee shareholders, and The Bank of
          New York, as Trustee.
  4.4     Global Note representing 14% Senior Discounted Notes due
          2004. (Exhibit 4.3)(10)
  4.5     Global Note representing 9% Convertible Subordinated Notes due 2006. (Exhibit 4.4)(10)
  4.6     Warrant Agreement dated as of May 31, 1996 between the
          Registrant and The Bank of New York as Warrant Agent.
          (Exhibit 4.9)(10)
  4.7     Warrant Certificate of the Registrant for 123,000 Warrants
          exercisable on or after December 10, 1996 and on or before
          June 12, 2006. (Exhibit 4.5)(10)
  4.8     Smith Barney Warrant Agreement dated as of May 31, 1996
          between the Registrant and The Bank of New York as Warrant
          Agent. (Exhibit 4.10)(10)
  4.9     Smith Barney Warrant Certificate of the Registrant for
          100,000 Warrants exercisable as to 50,000 Common Shares on or after June 12, 1996 and as to 50,000 Common Shares on or after October 30, 1996 and on or before April 30, 2001.
          (Exhibit 4.6)(10)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  4.10    Registration Rights Agreement dated as of May 31, 1996
          between the Registrant and Smith Barney Inc. (Exhibit
          4.7)(10)
  4.11    Purchase Agreement dated May 24, 1996 between the Registrant and Smith Barney Inc. (without exhibits). (Exhibit 4.8)(10)
  4.12    Company Senior Note Escrow Account Agreement dated as of May
          31, 1996 among The Bank of New York as Escrow Agent, as
          Trustee under the Senior Note Indenture, as Trustee under
          the Convertible Note Indenture and the Registrant. (Exhibit
          4.11)(10)
  4.13    Company Convertible Note Escrow Account Agreement dated as of May 31, 1996 among The Bank of New York as Escrow Agent, as Trustee under the Senior Note Indenture, as Trustee under the Convertible Note Indenture and the Registrant. (Exhibit
          4.12)(10)
  4.14    Leasing Company Escrow Account Agreement (PLD Asset Leasing
          Limited) dated as of May 31, 1996 among The Bank of New York as Escrow Agent, as Trustee under the Senior Note Indenture, as Trustee under the Convertible Note Indenture and PLD
          Asset Leasing Limited. (Exhibit 4.13)(10)
  4.15    Leasing Company Escrow Account Agreement (PLD Capital
          Limited) dated as of May 31, 1996 among The Bank of New York as Escrow Agent, as Trustee under the Senior Note Indenture, as Trustee under the Convertible Note Indenture and PLD
          Capital Limited. (Exhibit 4.14)(10)
  4.16    Company Senior Note Security and Pledge Agreement dated as of May 31, 1996 by the Registrant in favor of The Bank of
          New York, as Trustee under the Senior Note Indenture, as
          Trustee under the Convertible Note Indenture, and as
          Collateral Agent. (Exhibit 4.15)(10)
  4.17    Company Convertible Note Security and Pledge Agreement dated as of May 31, 1996 by the Registrant in favor of The Bank of
          New York, as Trustee under the Convertible Note Indenture, as Trustee under the Convertible Note Indenture, and as
          Collateral Agent. (Exhibit 4.16)(10)
  4.18    Leasing Company Security and Pledge Agreement (PLD Asset
          Leasing Limited) dated as of May 31, 1996 by PLD Asset
          Leasing Limited in favor of The Bank of New York, as Trustee under the Senior Note Indenture, as Trustee under the
          Convertible Note Indenture, and as Collateral Agent.
          (Exhibit 4.17)(10)
  4.19    Leasing Company Security and Pledge Agreement (PLD Capital
          Limited) dated as of May 31, 1996 by PLD Capital Limited in favor of The Bank of New York, as Trustee under the Senior
          Note Indenture, as Trustee under the Convertible Note
          Indenture, and as Collateral Agent. (Exhibit 4.18)(10)
  4.20    NWE Cyprus Senior Note Security and Pledge Agreement dated as of May 31, 1996 by NWE Capital (Cyprus) Ltd. in favor of
          The Bank of New York, as Trustee under the Senior Note
          Indenture, as Trustee under the Convertible Note Indenture, and as Collateral Agent. (Exhibit 4.19)(10)
  4.21*   Revolving Credit Agreement, dated as of November 26, 1997, between the Registrant, The Travelers Insurance Company and
          The Travelers Indemnity Company.
  4.22*   Form of 12% Series A Senior Secured Revolving Credit Note.
  4.23*   Form of 12% Series B Senior Secured Revolving Credit Note.
  4.24*   Warrant Agreement, dated as of November 26, 1997, between
          the Registrant and The Bank of New York, as Warrant Agent.
  4.25*   Form of Series A Warrant Certificate.
  4.26*   Form of Series B Warrant Certificate.
  4.27*   Registration Rights Agreement, dated as of November 26,
          1997, between the Registrant, The Travelers Insurance
          Company and The Travelers Indemnity Company.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  4.28*   Guaranty Agreement, dated as of November 26, 1997, made and given by Wireless Technology Corporations Limited and Baltic
          Communications Limited in favor of The Travelers Insurance
          Company and The Travelers Indemnity Company.
  4.29*   Trust Agreement, dated as of November 26, 1997, between the
          Registrant and The Bank of New York, as Trustee.
  4.30*   Security Agreement (Inventory and Receivables), dated as of
          November 26, 1997, between the Registrant and The Bank of
          New York, as Trustee.
  4.31*   Pledge Agreement, dated as of November 26, 1997, between the
          Registrant and The Bank of New York, as Trustee.
 10.1*    PLD Telekom Inc. 1997 Equity Compensation Plan.
 10.2*    Service Agreement, dated August 1, 1997, between the
          Registrant and James R.S. Hatt.
 10.3*    Employment Letter, effective June 1, 1997, between the
          Registrant and John G. Davies.
 10.4*    Amendment, dated July 30, 1997, to Employment Letter between the Registrant and John G. Davies.
 10.5*    Service Agreement, dated July 1, 1997, between the
          Registrant and Simon Edwards.
 10.6     Service Agreement, dated January 1, 1995, between PLD
          Management Services Limited and Conor Carroll. (Exhibit
          2(l))(8)
 10.7*    Amended and Restated Service Agreement, dated August 1,
          1997, between the Registrant and Conor Carroll.
 10.8*    Service Agreement, dated November 26, 1997, between the
          Registrant and Boris Antoniuk.
 10.9*    Consultancy Agreement, dated December 28, 1994, between
          Technocom Limited and Elite International Limited.
 10.10*   Amendment, dated November 26, 1997, to the Consultancy
          Agreement between Technocom Limited and Elite International
          Limited.
 10.11    Service Agreement between the Registrant and Newmark Capital
          Limited dated as of January 1, 1995. (Exhibit 2(o))(8)
 10.12    Purchase Agreement dated August 12, 1992, as amended,
          between the Registrant and Dominion Capital. (Exhibit
          2(o))(2)
 10.13    Warrant to Purchase Common Shares dated October 2, 1992
          between the Company and Dominion Capital Inc. (Exhibit
          2(l))(2)
 10.14    Warrant to Purchase Common Shares dated June 8, 1994 between the Company and Dominion Capital Inc. (Exhibit 10.27)(4)
 10.15    Warrant to Purchase Common Shares dated July 28, 1994
          between the Company and Dominion Capital Inc. (Exhibit
          10.28)(4)
 10.16    Purchase Agreement dated November 17, 1992 between the
          Registrant, The Emerging Markets Telecommunications Fund,
          Inc., The Universal Global Fund and The Universal Emerging
          Markets Fund. (Exhibit 2(r))(2)
 10.17    Share Purchase Agreement dated as of November 5, 1993
          between the Registrant and Navona Communications Corporation
          Ltd. (Exhibit 3(a))(3)
 10.18    Subscription Agreement dated as of March 3, 1994 between the
          Registrant and Navona Communications Corporation Ltd.
          (Exhibit 3(e))(3)
 10.19    Variation Agreement dated as of March 25, 1994 between the
          Registrant and Navona Communications Corporation Ltd.
          (Exhibit 3(f))(3)
 10.20    Variation Agreement dated as of March 29, 1994 between the
          Registrant and Navona Communications Corporation Ltd.
          (Exhibit 3(g))(3)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.21    Further Variation Agreement dated as of June 3, 1994 between the Registrant and Navona Communications Corporation Ltd.
          (Exhibit 3(h))(3)
 10.22    Agreement to Purchase Warrants dated July 28, 1994 between the Registrant and Cable & Wireless. (Exhibit 10.25)(4)
 10.23    Option Agreement between Cable and Wireless plc and the
          Registrant dated January 27, 1996. (Exhibit 2(b))(8)
 10.24    Assignment of Receivables between Cable and Wireless plc and
          NWE Capital (Cyprus) Limited dated February 2, 1996.
          (Exhibit 2(d))(8)
 10.25    Agreement dated May 31, 1992 between Tiller International
          Limited and the Registrant. (Exhibit 2(m))(1)
 10.26    Joint Venture Agreement dated as of December 31, 1993
          between Wireless Technology Corporations Limited and
          Kompania Besprovodnye Seti Sviazi. (Exhibit 3(b))(3)
 10.27    Interconnection Agreement dated as of February 4, 1994
          between the Ministry of Communications of the Republic of
          Kazakhstan and BECET International. (Exhibit 3(d))(3)
 10.28*   Amendment, dated February 28, 1996, to the Interconnection
          Agreement between Kazakhtelekom and BECET International.
 10.29    Cellular System Equipment Purchase Agreement dated as of May
          4, 1994 between BECET International and Motorola Inc.
          (Exhibit 3(k))(3)
 10.30    Cellular System Installation & Optimization Agreement dated as of May 4, 1994 between BECET International and Motorola
          Inc. (Exhibit 3(l))(3)
 10.31    Put and Call Letter Agreement dated as of June 3, 1994
          between the Company and Monogram Telecommunications Limited.
          (Exhibit 3(i))(3)
 10.32    Subscription Agreement dated February 21, 1995 for
          $3,000,000 convertible note issued to the Registrant by
          Monogram. (Exhibit 2(a))(7)
 10.33    Agreement for the Acquisition of Ninety Percent of the
          Issued Share Capital of St. Petersburg Mayorality & Tiller
          dated as of March 7, 1994 among the Registrant, Tiller
          International Limited and Dian A/O. (Exhibit 3(j))(3)
 10.34    Shareholders and Subscription Agreement dated as of November
          3, 1994 between the Registrant, Bradenham Holdings Limited and Strikeland Limited. (Exhibit 2.6)(5)
 10.35    Purchase Agreement between Baltic Communications Limited and the Registrant dated January 27, 1996. (Exhibit 2(a))(8)
 10.36    Share Purchase Agreement dated April 26, 1995 between Lant
          Investments Limited and the Registrant. (Exhibit 2(b))(7)
 10.37    Escrow Agreement among the Registrant, Lant Investments
          Limited and Montreal Trust Company of Canada. (Exhibit
          2(c))(7)
 10.38    Registration Rights Agreement dated as of April 26, 1995
          between the Registrant and Lant Investments Limited.
          (Exhibit 2(d))(7)
 10.39    Side letter between the Registrant and Baltic Communications
          Limited dated January 27, 1996. (Exhibit 2(c))(8)
 10.40    Share Sale and Purchase Agreement dated November 2, 1994
          between the Registrant and Plicom Limited. (Exhibit 2.3)(4)
 10.41    Form of Subscription and Shareholder Agreement between the
          Registrant, Plicom Limited, Elite International Limited and
          Technocom Limited. (Exhibit 2.4)(6)
 10.42*   Amendment, dated November 26, 1997, to Subscription and
          Shareholder Agreement between the Registrant, Plicom
          Limited, Elite International Limited and Plicom Limited.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.43    Form of Deed of Covenant between the Registrant and Plicom
          Limited. (Exhibit 2.5)(4)
 10.44    Form of Put and Call Option Agreement dated November 4, 1994 between the Company and Plicom Limited. (Exhibit 10.20)(4)
 10.45    Form of Put and Call Option Agreement dated November 4, 1994 between the Registrant and Elite International Limited.
          (Exhibit 10.21)(4)
 10.46*   Amendment, dated November 26, 1997, to Put and Call Option
          Agreement between the Registrant and Plicom Limited.
 10.47*   Amended and Restated Put and Call Option Agreement, dated
          November 26, 1997, between the Registrant and Elite
          International Limited.
 10.48*   Share Purchase Agreement, dated November 26, 1997, among the
          Registrant, Technocom Limited, Plicom Limited and Mark
          Klabin.
 10.49*   Share Purchase Agreement, dated November 26, 1997, among the
          Registrant, Technocom Limited and Elite International
          Limited.
 10.50*   Securities Sale and Purchase Agreement between the
          Registrant and Redford Limited relating to SPMMTS.
 10.51    Agreement for Lease dated as of April 27, 1994 between the
          Registrant and The Scottish Life Assurance Company. (Exhibit
          3(o))(3)
 10.52*   Sublease, dated June 4, 1997, between the Registrant and The
          Seiko Corporation of America.
 10.53    License Granted to BECET International for the Operation of
          a Cellular Telecommunication System Providing Mobile
          Radiocommunications Services dated as of February 4, 1994.
          (Exhibit 3(c))(3)
 10.54    License No. 2463 issued to MTR-Sviaz dated September 21,
          1995 (Russian). (Exhibit 2(f))(8)
 10.55    License No. 4904 issued by the RSCC to PeterStar Company
          Limited for the provision of local, national and
          international telecommunications services via a dedicated
          network. (Exhibit 10.3)(10)
 10.56    License No. 4274 issued by the RSCC to PeterStar Company
          Limited for the provision of local and intercity telephone communications services. (Exhibit 10.4)(10)
 10.57    License No. N4199 issued by the RSCC to Teleport-TP for the provision of local and international telephone
          communications. (Exhibit 10.5)(10)
 10.58    License No. N4207 issued by the RSCC to Teleport-TP for the provision of international telecommunication services via
          dedicated network. (Exhibit 10.6)(10)
 10.59    License No. N4437 issued by the RSCC to Teleport-TP for the provision of international leased lines and circuits for the transmission of television signals. (Exhibit 10.7)(10)
 10.60    License No. 3654 issued to Teleport-TP for providing data
          transmission services. (Exhibit (2(e))(8)
21*       List of Subsidiaries.
 23.1*    Consent of KPMG Peat Marwick LLP.
 23.2*    Consent of KPMG.

---------------
  *  Filed herewith.

 (1) Filed as an Exhibit to the Company's Annual Report on Form 20-F for the year ended December 31, 1991.

 (2) Filed as an Exhibit to the Company's Form 8 Amendment to Form 20-F for the year ended December 31, 1991.

 (3) Filed as an Exhibit to the Company's Annual Report on Form 20-F for the year ended December 31, 1993.

 (4) Filed as an Exhibit to the Company's Registration Statement on Form F-1 (File No. 33-86184).

 (5) Filed as an Exhibit to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form F-1 (File No. 33-86184).

 (6) Filed as an Exhibit to Pre-Effective Amendment No. 4 to the Company's Registration Statement on Form F-1 (File No. 33-86184).

 (7) Filed as an Exhibit to the Company's Annual Report on Form 20-F for the year ended December 31, 1994.

 (8) Filed as an Exhibit to the Company's Annual Report on Form 20-F for the year ended December 31, 1995.

 (9) Filed as an Exhibit to the Company's Current Report on Form 8-K dated March 7, 1997.

(10) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

                                PLD TELEKOM INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                            ITEM                              PAGE
                            ----                              ----
Independent Auditors' Report................................  F-2
Consolidated balance sheets as of December 31, 1997 and
  1996......................................................  F-4
Consolidated statements of operations for the years ended
  December 31, 1997, 1996 and 1995..........................  F-5
Consolidated statements of shareholders' equity for the
  years ended December 31, 1997, 1996 and 1995..............  F-6
Consolidated statements of cash flows for the years ended
  December 31, 1997, 1996 and 1995..........................  F-7
Notes to consolidated financial statements..................  F-8

FINANCIAL STATEMENT SCHEDULES:

     All financial statement schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

                          INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
PLD Telekom Inc.:

     We have audited the accompanying consolidated balance sheet of PLD Telekom Inc. as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997, and the results of its operations and the changes in its financial position for the year then ended in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

New York, NY
March 23, 1998

                                AUDITORS' REPORT

Shareholders and Board of Directors
PLD Telekom Inc.:

     We have audited the accompanying consolidated balance sheet of PLD Telekom Inc. as of December 31, 1996 and the consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and the results of its operations and the changes in its financial position for each of the years in the two-year period ended December 31, 1996 in accordance with United States generally accepted accounting principles.

KPMG

Chartered Accountants
Toronto, Canada
March 21, 1997

                                PLD TELEKOM INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                1997        1996
                                                              --------    --------
Current assets:
  Cash and cash equivalents (note 7)........................  $ 17,256    $ 40,674
  Trade receivables, net of allowance of $3,226 and $1,986,
     respectively...........................................    17,078      10,528
  Other receivables and prepaids............................     8,615       3,522
  Inventory.................................................     2,802       1,840
  Due from related parties (note 13(c)).....................     6,320       4,408
                                                              --------    --------
          Total current assets..............................    52,071      60,972
Escrow funds (note 9).......................................    33,868      40,984
Property and equipment, net (note 4)........................   134,998      93,039
Telecommunications licenses (note 3), net of amortization of
  $26,294 and $18,640, respectively.........................    78,837      72,310
Due from related parties (note 13(c)).......................     3,011          --
Other investments (note 5)..................................     7,036      24,094
Other assets (note 6).......................................    25,765      14,958
                                                              --------    --------
          Total assets......................................  $335,586    $306,357
                                                              ========    ========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Bank indebtedness (note 7)................................        --      15,829
  Short-term borrowings (note 8)............................    20,320          --
  Accounts payable..........................................    13,597      17,781
  Accrued liabilities.......................................     5,750       3,126
  Due to related parties (note 13(d)).......................     5,336       4,039
  Deferred revenues.........................................     3,128       1,078
  Customer deposits.........................................     3,070       1,644
  Other current liabilities.................................     2,256       3,241
                                                              --------    --------
          Total current liabilities.........................    53,457      46,738
                                                              --------    --------
Long-term debt (note 9).....................................   133,516     107,954
Minority interest...........................................    21,382      13,711
Commitments and contingencies (note 14)
Shareholders' equity (notes 9 and 10):
  Preferred stock, par value $.01 per share in 1997 and no
     par value in 1996. Authorized 100,000,000 shares in
     1997 and unlimited number of shares in 1996; issued and
     outstanding 446,884 shares.............................         4          31
  Common stock, par value $.01 per share in 1997 and no par
     value in 1996. Authorized 100,000,000 shares in 1997
     and unlimited number of shares in 1996; issued and
     outstanding 33,324,290 shares in 1997 and 31,696,034
     shares in 1996.........................................       333     180,878
  Additional paid-in capital................................   204,007      13,592
  Accumulated deficit.......................................   (77,113)    (56,547)
                                                              --------    --------
          Total shareholders' equity........................   127,231     137,954
                                                              --------    --------
          Total liabilities and shareholders' equity........  $335,586    $306,357
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                                PLD TELEKOM INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                         1997           1996           1995
                                                      -----------    -----------    -----------
Revenues:
  Telecommunications (note 13(a))...................  $   112,468    $    60,562    $    27,686
  Finance lease income..............................        1,956          1,404          1,434
                                                      -----------    -----------    -----------
                                                          114,424         61,966         29,120
Direct costs........................................       39,186         21,709         10,382
                                                      -----------    -----------    -----------
          Gross profit..............................       75,238         40,257         18,738
                                                      -----------    -----------    -----------
Operating expenses:
  General and administrative........................       38,716         24,791         18,168
  Depreciation......................................       10,433          5,226          3,837
  Amortization......................................        7,867          4,883          4,659
  Taxes other than income taxes.....................        6,204          2,490          1,220
                                                      -----------    -----------    -----------
          Total operating expenses..................       63,220         37,390         27,884
                                                      -----------    -----------    -----------
          Operating income/(loss)...................       12,018          2,867         (9,146)
Other income/(expense):
  Share of loss from equity investments, after
     amortization of licenses of $2,477 and $1,528
     in 1996 and 1995, respectively.................         (537)        (2,692)        (1,555)
  Interest and other income.........................        3,614          4,859          2,066
  Interest expense..................................      (17,846)        (9,973)          (957)
  Amortization of deferred financing costs..........       (1,152)          (684)            --
  Foreign exchange loss.............................         (274)          (648)          (443)
  Gain/(loss) on disposal of investments and
     property and equipment.........................          749             --           (915)
  Provision for amounts due from a shareholder of
     PeterStar (note 13(e)).........................           --             --         (2,490)
                                                      -----------    -----------    -----------
          Loss before income taxes and minority
            interest................................       (3,428)        (6,271)       (13,440)
Income taxes (note 11)..............................        7,739          3,669          1,490
                                                      -----------    -----------    -----------
          Loss before minority interest.............      (11,167)        (9,940)       (14,930)
Minority interest...................................        9,399          2,521            551
                                                      -----------    -----------    -----------
          Net loss..................................  $   (20,566)   $   (12,461)       (15,481)
                                                      ===========    ===========    ===========
Net loss per common share:
  Basic.............................................  $     (0.64)   $     (0.39)   $     (0.49)
                                                      ===========    ===========    ===========
  Diluted...........................................  $     (0.64)   $     (0.39)   $     (0.49)
                                                      ===========    ===========    ===========
Weighted average common shares outstanding..........   32,061,070     31,579,201     31,314,662
                                                      ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                                PLD TELEKOM INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                          PREFERRED STOCK         COMMON STOCK
                                          ----------------   ----------------------
                                          NUMBER               NUMBER                 ADDITIONAL
                                            OF                   OF                    PAID-IN     ACCUMULATED
                                          SHARES    AMOUNT     SHARES      AMOUNT      CAPITAL       DEFICIT      TOTAL
                                          -------   ------   ----------   ---------   ----------   -----------   -------
Balance at January 1, 1995..............  446,884    $ 31    30,012,214   $ 173,034         --       (28,605)    144,460
Conversion of Series VIII preferred
  shares................................       --      --     1,110,000       4,886         --            --       4,886
Issuance of shares for CPY Yellow Pages
  Limited (note 3(f))...................       --      --       368,820       1,900         --            --       1,900
Exercise of warrants and options........       --      --        16,000          67         --            --          67
Net loss for the year...................       --      --            --          --         --       (15,481)    (15,481)
                                          -------    ----    ----------   ---------    -------       -------     -------
Balance at December 31, 1995............  446,884      31    31,507,034     179,887         --       (44,086)    135,832
Exercise of options.....................       --      --       189,000         991         --            --         991
Issuance of warrants (note 9)...........       --      --            --          --     13,592            --      13,592
Net loss for the year...................       --      --            --          --         --       (12,461)    (12,461)
                                          -------    ----    ----------   ---------    -------       -------     -------
Balance at December 31, 1996............  446,884      31    31,696,034     180,878     13,592       (56,547)    137,954
Increase in par value from none to $.01
  (note 10).............................       --      --            --    (180,561)   180,561            --          --
Change in par value of preferred stock
  (note 10).............................       --     (27)           --          --         27            --          --
Common stock cancellations..............       --      --          (150)         --         --            --          --
Exercise of options and warrants........       --      --       312,166           3   1,736...            --       1,739
Issuance of shares (note 3(c))..........       --      --     1,316,240          13      7,668            --       7,681
Issuance of warrants (note 8(a))........       --      --            --          --        423            --         423
Net loss for the year...................       --      --            --          --         --       (20,566)    (20,566)
                                          -------    ----    ----------   ---------    -------       -------     -------
Balance at December 31, 1997............  446,884    $  4    33,324,290   $     333    204,007       (77,113)    127,231
                                          =======    ====    ==========   =========    =======       =======     =======

          See accompanying notes to consolidated financial statements.

                                PLD TELEKOM INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                1997       1996       1995
                                                              --------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(20,566)   (12,461)   (15,481)
  Adjustments to reconcile net loss to net cash provided
    by/(used in) operating activities:
    Depreciation and amortization...........................    19,452     10,793      8,496
    Accrued interest on senior discount notes...............    14,260      7,349         --
    Minority interest.......................................     9,399      2,521        551
    Gain on sale of SPMMTS..................................    (1,001)        --         --
    Deferred revenue........................................     2,050       (898)     1,958
    Share of loss of equity investments.....................       537      2,692      1,555
    Other...................................................        --        300      1,543
    Changes in operating assets and liabilities, net of
      effects of acquisitions:
      Increase in trade receivables.........................    (6,550)    (2,478)    (1,681)
      (Increase)/decrease in other receivables and
         prepaids...........................................    (5,093)     1,827     (1,909)
      Increase in inventory.................................      (962)      (392)      (608)
      Change in amounts due from or to related parties......       386     (4,743)    (2,499)
      Increase/(decrease) in accounts payable, accrued
         liabilities, customer deposits, and other current
         liabilities........................................    (1,119)    11,108      1,351
                                                              --------    -------    -------
         Net cash provided by/(used in) operating
           activities.......................................    10,793     15,618     (6,724)
                                                              --------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (38,990)   (43,201)   (31,538)
  Proceeds from sale of SPMMTS..............................    17,180         --         --
  Escrow funds..............................................     7,116    (40,984)        --
  Purchase of 30% investment in Technocom...................   (25,608)        --         --
  Teleport-TP finance lease and advances....................        --      3,916     (7,733)
  Investments in Baltic Communications Limited, J.V.
    Technopark Limited and Teleport-TP, net of cash
    acquired................................................        --     (7,515)        --
  Other investments.........................................       181       (140)    (3,000)
  Other assets..............................................      (747)      (267)    (6,822)
                                                              --------    -------    -------
         Net cash used in investing activities..............   (40,868)   (88,191)   (49,093)
                                                              --------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt borrowings/(repayments)...................   (10,929)    (6,550)    22,379
  Proceeds from issuance of 12% Revolving Credit Notes......    15,420         --         --
  Proceeds from issuance of 14% Senior Discount Notes.......        --     87,697         --
  Proceeds from issuance of 9% Convertible Subordinated
    Notes...................................................        --     26,500         --
  Deferred financing costs..................................        --     (9,224)        --
  Proceeds from issuance of common stock....................     1,739        991         67
  Cash dividends paid to minority shareholders..............    (1,000)        --         --
  Loans from shareholders...................................        --     (1,843)       405
  Related company advances..................................        --         --       (815)
  Due to equipment supplier.................................        --         --     (4,384)
  Recapitalization of PeterStar.............................     1,427         --         --
  Other financing...........................................        --         --     (2,869)
                                                              --------    -------    -------
         Net cash provided by financing activities..........     6,657     97,571     14,783
                                                              --------    -------    -------
         (Decrease)/increase in cash and cash equivalents...   (23,418)    24,998    (41,034)
Cash and cash equivalents at beginning of year..............    40,674     15,676     56,710
                                                              --------    -------    -------
Cash and cash equivalents at end of year....................  $ 17,256     40,674     15,676
                                                              ========    =======    =======
Supplementary disclosures:
  Noncash investing and financing activities:
    Supplier financing......................................  $ 11,302         --         --
                                                              ========    =======    =======
    Issuance of common stock for a portion of purchase price
      of Technocom..........................................  $  7,681         --         --
                                                              ========    =======    =======
  Interest paid.............................................  $  3,381      2,425        380
                                                              ========    =======    =======
  Income taxes paid.........................................  $  7,424      3,678        809
                                                              ========    =======    =======

          See accompanying notes to consolidated financial statements.

                                PLD TELEKOM INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

(1) BUSINESS, OPERATIONS AND FUTURE ACTIVITIES

     The Company was previously incorporated under the laws of Ontario, Canada and on August 1, 1996 changed its name from Petersburg Long Distance Inc. to PLD Telekom Inc. (PLD). Effective February 28, 1997, PLD was incorporated in the United States as a Delaware corporation. Through its majority-owned and controlled subsidiaries, the Company is a provider of local, long distance and international telecommunications services in the former Soviet Union.

     The Company's telecommunications businesses are at various stages of development and are growing rapidly in an emerging economy which, by its nature, has an uncertain economic, political and regulatory environment. The general risks of operating businesses in the former Soviet Union include the possibility for rapid change in government policies, economic conditions, the tax regime and foreign currency regulations.

     Ultimate recoverability of the Company's investments is dependent upon its ability to achieve and maintain profitability, which is dependent to a certain extent on the stabilization of the economies of the former Soviet Union, the ability to maintain the necessary telecommunications licenses and the ability to obtain adequate financing to meet capital commitments.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company's significant accounting policies are summarized as follows:

  (a) Basis of Presentation

     The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP).

     The consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Investment in affiliates in which the Company has significant influence, but does exercise control, are accounted for under the equity method. Investments of the Company over which significant influence is not exercised are carried under the cost method.

  (b) Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 1997 and 1996, the Company's cash equivalents consist of term deposits of approximately $7.2 million and $4.2 million, respectively.

  (c) Investments

     Management determines the appropriate classification of its investments at the time of purchase and classifies them as trading, available-for-sale or held-to-maturity in accordance with the provisions of Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 1997 and 1996, the Company's investments which are held in escrow consist of U.S. Treasury Bonds with a carrying value of $33.9 million and $41.0 million, respectively, have been classified as available-for-sale. In accordance with SFAS 115, the Company carries their available-for-sale investments at fair value, with unrealized gains and losses reported as a separate line item in shareholders' equity. Due to the short maturity period (1997 -- maturing on January 7, 1998 and 1996 -- maturing on January 5, 1997), the carrying value of these investments approximates its fair market value at December 31, 1997 and 1996.

  (d) Revenue Recognition

     The Company records telecommunication revenues as earned, at the time services are provided.

  (e) Inventory

     Inventory is stated at the lower of average cost or net realizable value and is composed of telephony products held for resale to customers.

                                PLD TELEKOM INC.

                           DECEMBER 31, 1997 AND 1996

  (f) Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Telecommunications equipment.............................  10 years
Buildings................................................  28.5 years
Leasehold improvements...................................  10 years
Office furniture and equipment (including computer         3 - 5
  equipment).............................................  years

     Interest cost incurred during the period of construction of property and equipment is capitalized. The interest cost capitalized in 1997 amounted to $927,791.

  (g) Intangible Assets

     Telecommunications licenses are being amortized on a straight-line basis over the terms of the licenses.

     Goodwill represents the excess of the purchase price over the fair values of the net assets acquired and is being amortized on a straight-line basis over periods ranging from ten to twenty years.

     Deferred financing costs represent costs incurred to issue debt. Deferred financing costs are capitalized and amortized over the term of the related debt.

  (h) Fair Value of Financial Instruments

     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, escrow funds, trade and other receivables, amounts due from or to related parties, bank indebtedness and accounts payable approximate fair value due to their short maturities. The fair value of long-term debt is based on discounted cash flow analysis.

  (i) Reporting Currency and Foreign Currency Translation

     The statutory accounts of the Company's consolidated subsidiaries are maintained in accordance with local accounting regulations and are stated in local currencies.

     Local statements are adjusted to U.S. GAAP and then translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 (SFAS 52), "Foreign Currency Translation."

     Under SFAS 52, the financial statements of foreign entities in highly inflationary economies are measured in all cases using the U.S. dollar as the functional currency. U.S. dollar transactions are shown at their historical value. Monetary assets and liabilities denominated in local currencies are translated into U.S. dollars at the prevailing period-end exchange rate. All other assets and liabilities are translated at historical exchange rates. Results of operations have been translated using the monthly average exchange rates. Translation differences resulting from the use of these different rates are included in the accompanying consolidated statements of operations.

  (j) Income Taxes

     Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income or expense in the period it occurs.

  (k) Net Loss Per Common Share

     The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," on December 31, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and supersedes Accounting Principles Board ("APB") Opinion No. 15, "Earnings per Share." SFAS No. 128 also requires dual presentation of basic and diluted EPS for

                                PLD TELEKOM INC.

                           DECEMBER 31, 1997 AND 1996

complex capital structures on the face of the consolidated statements of operations. Basic EPS is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options, at the beginning of the period being reported on. Per share amounts for 1996 and 1995 have been retroactively restated to give effect to SFAS 128 and were not different from EPS measured under APB No. 15.

     Net loss and weighted average shares outstanding used for computing diluted loss per common share were the same as that used for computing basic loss per common share for each of the years ended December 31, 1995, 1996 and 1997.

     The Company had potentially dilutive common stock equivalents of 1,293,000, 135,000 and 150,000 for the years ended December 31, 1997, 1996 and 1995, respectively, which were not included in the computation of diluted net loss per common share because they were antidilutive for the periods presented.

  (l) Use of Estimates

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

  (m) Equity Compensation

     Prior to January 1, 1996, the Company accounted for its equity compensation plan in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method, as defined in SFAS 123, had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS 123.

  (n) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  (o) Reclassifications

     Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

(3) BUSINESSES AND ACQUISITIONS

     The Company's key interests at December 31, 1997 include a 60% equity interest in PeterStar Company Limited ("PeterStar"); a 50% equity interest in BECET International ("BECET"); and an approximate 80% equity interest in Technocom Limited ("Technocom"), which holds an approximate 49% equity interest in

                                PLD TELEKOM INC.

                           DECEMBER 31, 1997 AND 1996

Teleport-TP ("Teleport-TP"). The Company also owns 100% of Baltic Communications Limited ("BCL") and 100% of CPY Yellow Pages Limited ("Yellow Pages").

  (a) PeterStar

     PeterStar is a joint stock company registered in 1992 under the laws of the Russian Federation to provide international and domestic telecommunications services for St. Petersburg. In November 1994, PeterStar was granted a new license to provide these services for a further ten years. The license was reissued in June 1996 and sets the maximum number of lines which PeterStar may have at 106,000 and requires that 74,200 lines be introduced by June 1999. At December 31, 1997, PeterStar had 114,774 lines in place.

     In October 1992, the Company acquired a 50% interest in PeterStar for consideration of $19.8 million. An additional 9% interest was acquired in March 1994 for consideration of $8.2 million and an additional 1% interest was acquired in April 1996 for $1.8 million. All of the considerations have been allocated to telecommunications licenses. The Company's interest in PeterStar is owned by its wholly owned subsidiary, NWE Capital (Cyprus) Limited ("NWE Cyprus"), a company incorporated in Cyprus.

  (b) BECET

     BECET provides cellular services pursuant to a 15-year license to operate a cellular telephony system in Kazakhstan until February 2009. The Company's 50% interest in BECET is owned by its wholly owned subsidiary, Wireless Technology Corporations Limited ("WTC"), a company incorporated in the territory of the British Virgin Islands, which in turn is owned by NWE Cyprus.

     In connection with the acquisition of BECET, the Company was committed to provide financing of up to $3.0 million to fund a number of special telecommunications projects undertaken by the Ministry of Communications in Kazakhstan. In 1995, the Company provided such financing in the form of a convertible note (see note 5(b)).

  (c) Technocom

     The Company subscribed for preferred shares of Technocom, a company incorporated in the Republic of Ireland, in the amount of $40.0 million, of which $20.0 million was subscribed for on acquisition in 1994 and the remaining $20.0 million was subscribed for in June 1996 from the proceeds of the financing described in note 9. The preferred shares entitle the Company to the first $20.0 million of Technocom's dividend distributions. After receipt of such preference dividends, all the preferred shares will be converted into a single ordinary share of Technocom. The carrying value of the Company's investment in Teleport-TP and minority interest were each increased by a total of $10.0 million in 1995/1996 to reflect the minority interest's ultimate share in the preferred equity.

     On November 26, 1997, PLD acquired an additional 59 ordinary shares of Technocom increasing its ownership from 50.1% to 80.4%. The total consideration for the acquisition was $32.5 million, plus acquisition costs of approximately $840,000 and was allocated to telecommunications licenses, goodwill, and purchase of minority interest in the amounts of $16.0 million, $11.1 million, and $6.0 million, respectively. Approximately $24.8 million was paid in cash and the remainder in shares of PLD common stock (1,316,240 shares of common stock with a fair market value of $5.85 per share, which cannot be sold until the year
2000). The cash element of the transaction was funded with escrowed funds and with the proceeds from the Company's 12% Revolving Credit Notes (see note 8).

     In addition, the Company restructured certain "put and call" arrangements with the other two shareholders of Technocom. Under these arrangements, as originally structured, the remaining ordinary shares of Technocom held by these shareholders (29 shares, or approximately 14.6% of the total ordinary shares outstanding, and 10 shares, or approximately 5% of the total ordinary shares outstanding) were to have been independently valued in 1999 and the Company had the right to call, and the other two shareholders had the right to put, their respective interests at the per share value established by the valuation.

                                PLD TELEKOM INC.

                           DECEMBER 31, 1997 AND 1996

     These arrangements were restructured as follows. In the case of the holder of the 29 shares, while the date on which the put or call could be exercised did not change, the valuation procedure was eliminated and the "put and call" price for its interest was set at a fixed $17.5 million. In the case of the holder of the 10 shares, 2 of its remaining 10 ordinary shares were made subject to a new put and call arrangement which would come into effect in 1998, with the "put and call" price to be $1 million or, at the holder's option, that number of shares of common stock which results from dividing $1 million by the lower of $5.85 and the average closing price of such shares over the preceding 10 trading days. The remaining 8 ordinary shares continue to be subject to the existing put and call arrangements in 1999, except that the valuation will be made by the Company and the amount paid pursuant to the exercise of either the put or the call cannot exceed $9.6 million or be less than $6.7 million.

     On December 20, 1996, Technocom acquired 55.5% of the outstanding shares of J.V. Technopark Limited ("Technopark") from the minority shareholders of Technocom for $3.0 million. Technopark is incorporated in Russia and owns a 7.5% equity interest in Teleport-TP and commercial property in Moscow. The acquisition of Technopark has been accounted for using the purchase method.

  (d) Teleport-TP

     The Company currently controls 56% of the voting interests in Teleport-TP through its ownership of Technocom (see note 3(c)), which has a 49.3% equity interest in Teleport-TP. The Company originally acquired a 41.8% equity investment in Teleport-TP through its acquisition of 50.8% of the outstanding common stock of Technocom. In May 1996, Technocom acquired an additional 3.3% indirect equity interest in Teleport-TP for cash consideration of $2.0 million, substantially all of which was allocated to Teleport-TP's telecommunications licenses. The additional interest was acquired through a company controlled by a minority shareholder of Technocom.

     Teleport-TP is a Russian joint stock company which holds four operating licenses. The first license expires in November 2004 and authorizes Teleport-TP to provide long distance and international telecommunications services to private networks within Moscow and, to a limited extent, elsewhere in the Russian Federation. Teleport-TP is required by the terms of the license to have at least 10,500 subscribers (which is 70% of the maximum number of subscribers permitted under the license) in place by October 1999. Under the terms of the license agreement, there are no penalties should Teleport-TP not attain the required number of lines.

     The second license expires in October 2004 and permits the operation of 1,000 international leased circuits for the transmission of television and telecommunications services. The third license, which expires in January 2002, permits the provision of data services with interconnection to the public network and requires capacity for 70,000 subscribers by December 2000. The fourth license, which expires in May 2001, is an overlay license which permits Teleport-TP to offer local, long distance and international voice and data services which are interconnected to the public telephone network in 40 regions across Russia.

                                PLD TELEKOM INC.

                           DECEMBER 31, 1997 AND 1996

     As a result of the acquisition of Technopark, the Company consolidated Teleport-TP's balance sheet at December 31, 1996. The results of operations of Teleport-TP have been included in the consolidated statements of operations from January 1, 1997. The consolidation of Teleport-TP's balance sheet at December 31, 1996 is summarized as follows:

                                                         (IN THOUSANDS)
Cash.................................................       $    70
Other current assets.................................         4,386
Current liabilities..................................        (1,526)
Equipment under capital lease, net...................         7,415
Other property, plant and equipment, net.............           622
Other assets.........................................           655
Capital lease obligation to Technocom................        (4,153)
Due to Technocom.....................................        (3,468)
Due to related parties...............................        (3,405)
Minority interest....................................          (411)
Telecommunications licenses, net of accumulated
  amortization of $4,005.............................        25,595
                                                            -------
          Carrying value of investment in Teleport-TP
            prior to consolidation...................       $25,780
                                                            =======

     Condensed financial information of Teleport-TP for the years ended December 31, 1996 and 1995 is as follows:

                                                            1996       1995
                                                           -------    -------
                                                             (IN THOUSANDS)
Telecommunications revenues..............................  $11,104    $ 7,070
Cost of sales............................................    6,534      2,083
                                                           -------    -------
          Gross profit...................................    4,570      4,987
                                                           -------    -------
Operating expenses:
  General and administrative.............................    2,617      1,606
  Other taxes............................................      592         --
  Depreciation of assets under capital lease.............    1,016        570
  Other depreciation and amortization....................      200        762
                                                           -------    -------
                                                             4,425      2,938
                                                           -------    -------
          Operating income...............................      145      2,049
Interest on capital lease................................     (531)    (1,434)
Other interest and financing charges, net................      251       (343)
                                                           -------    -------
          Earnings/(loss) before income taxes............     (135)       272
Income taxes.............................................       --       (335)
                                                           -------    -------
          Net loss.......................................  $  (135)   $   (63)
Technocom's interest therein.............................      (75)       (27)
Amortization of excess purchase price....................   (2,477)    (1,528)
                                                           -------    -------
          Share of Teleport-TP loss......................  $(2,552)   $(1,555)
                                                           =======    =======

     Teleport-TP's revenues for the years ended December 31, 1996 and 1995, include sales to its minority shareholder of $4.6 million and $5.0 million, respectively, making Teleport-TP to some extent economically dependent on its minority shareholder.

     Teleport-TP's cost of sales for the year ended December 31, 1996 includes costs of $2.9 million charged by a company controlled by one of the minority shareholders of Technocom.

                                PLD TELEKOM INC.

                           DECEMBER 31, 1997 AND 1996

     General and administrative expenses for the year ended December 31, 1996 include costs of $576,000 related to marketing services provided by a company controlled by one of the minority shareholders of Technocom.

(e) BCL

     Effective April 1, 1996, the Company acquired all of the outstanding shares of BCL from Cable & Wireless and its Russian partners for cash consideration of $3.0 million, plus acquisition costs of $253,000. BCL is a Russian joint stock company which provides international direct dial, international pay phone and private line services to a corporate customer base in St. Petersburg. BCL's results of operations are included in the consolidated financial statements from the date of acquisition.

     The acquisition has been accounted for using the purchase method.

  (f) Yellow Pages

     On April 26, 1995 the Company, through NWE Cyprus, acquired all the outstanding shares of Yellow Pages, a company incorporated in the Republic of Cyprus, for consideration of 368,820 common shares of the Company valued at $1.9 million, plus acquisition costs of $244,000. Yellow Pages publishes a Yellow Pages directory and owns a database of Russian and foreign businesses in St. Petersburg. Yellow Pages' results of operations are included in the consolidated financial statements from the date of acquisition.

     The acquisition has been accounted for by the purchase method and substantially all of the consideration was allocated to goodwill.

(4) PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1997 and 1996 consist of the following:

                                                           1997        1996
                                                         --------    --------
                                                            (IN THOUSANDS)
Telecommunications equipment:
  Installed............................................  $123,902    $ 80,291
  Uninstalled..........................................    10,396       3,677
Buildings..............................................     5,434       3,194
Office furniture and equipment (including computer
  equipment)...........................................     8,054       6,538
Leasehold improvements.................................     6,082       4,443
Advances to equipment suppliers........................     4,252       7,999
                                                         --------    --------
          Total property and equipment.................   158,120     106,142
Less: accumulated depreciation.........................   (23,122)    (13,103)
                                                         --------    --------
          Property and equipment, net..................  $134,998    $ 93,039
                                                         ========    ========

     Property and equipment includes telecommunications equipment with a cost of $16.5 million which has been pledged under the terms of the long-term installment agreements (see note 9).

                                PLD TELEKOM INC.

                           DECEMBER 31, 1997 AND 1996

(5) OTHER INVESTMENTS

     Other investments at December 31, 1997 and 1996 consist of the following:

                                                             1997      1996
                                                            ------    -------
                                                             (IN THOUSANDS)
Investment in St. Petersburg Intercity & International
  Telephone, at cost......................................  $   --    $16,179
Investment in Monogram Finance Group Limited..............   3,000      3,000
Equity investment in MTR-Sviaz............................   3,128      4,588
Equity investment in Rosh Telecom.........................     542        327
Investment in Gorizont-RT, at cost........................     224         --
Other investments, at cost................................     142         --
                                                            ------    -------
          Total...........................................  $7,036    $24,094
                                                            ======    =======

  (a) Investment in St. Petersburg Intercity & International Telephone (SPMMTS)

     The Company held a 10.4% equity interest (13.9% voting interest) in SPMMTS, a privatized Russian company which operates the long distance and international gateway in St. Petersburg.

     In June 1997, the Company sold its investment in SPMMTS for proceeds of $17.2 million. The gain of $1.0 million is included in gain on disposal of investments and property and equipment on the consolidated statement of operations.

  (b) Investment in Monogram Finance Group Limited

     During the year ended December 31, 1995, the Company advanced $3.0 million to Monogram Finance Group Limited ("Monogram") in exchange for a convertible promissory note due on February 20, 2000. The note is convertible into common shares of Monogram at any time prior to February 20, 2000 at the then current fair market price of the shares.

  (c) Equity Investment in MTR-Sviaz

     Technocom has a 49% equity interest in a Russian joint stock company, MTR-Sviaz, which is a joint venture with Mosenergo, the Moscow city power utility, to modernize and commercialize a portion of Mosenergo's internal telecommunications network. MTR-Sviaz holds two operating licenses and commenced operations in late 1996. The first license authorizes MTR-Sviaz to provide local and long distance leased line services within the city and region of Moscow. Under the second license, MTR-Sviaz is authorized to provide local telephone services through interconnection (via the Mosenergo network) with the public switched telephone network within the city and region of Moscow. During 1997 and 1996, Technocom leased telecommunications equipment and access rights with a net book value of $4.7 million and $5.2 million, respectively, to MTR-Sviaz under finance leases. For the years ended December 31, 1997 and 1996, the Company recorded finance lease income of $2.0 million and $872,000, respectively, related to these leases. At December 31, 1997 and 1996, the investment in MTR-Sviaz is composed of a finance lease receivable of $4.5 million and $5.0 million, offset by the Company's share of losses of MTR-Sviaz of $1.4 million and $427,000, respectively.

                                PLD TELEKOM INC.

                           DECEMBER 31, 1997 AND 1996

     Future minimum lease payments receivable from MTR-Sviaz, by year and in the aggregate, are as follows:

                                                              (IN THOUSANDS)
1998........................................................      $2,530
1999........................................................       2,530
2000........................................................       1,704
2001........................................................         547
2002........................................................         547
Thereafter..................................................       1,958
                                                                  ------
          Total minimum lease payments......................       9,816
Amounts representing interest...............................       5,324
                                                                  ------
          Present value of minimum lease payments...........      $4,492
                                                                  ======

(6) OTHER ASSETS

     Other assets at December 31, 1997 and 1996 consist of the following:

                                                            1997       1996
                                                           -------    -------
                                                             (IN THOUSANDS)
Goodwill, net of accumulated amortization of $574 and
  $359...................................................  $12,709      1,796
Deferred financing costs, net of accumulated amortization
  of $1,836 and $684.....................................    7,811      8,540
Deferred charges.........................................      861        700
Other....................................................    4,384      3,922
                                                           -------    -------
                                                           $25,765    $14,958
                                                           =======    =======

(7) CASH AND CASH EQUIVALENTS AND BANK INDEBTEDNESS

     The Company's cash and cash equivalents at December 31, 1997 and 1996 consist of the following:

                                                            1997       1996
                                                           -------    -------
                                                             (IN THOUSANDS)
Cash and cash equivalents on deposit:
  In Russia and Kazakhstan...............................  $ 7,611    $ 5,210
  Outside Russia and Kazakhstan..........................    9,645     10,935
Term deposit (interest bearing), restricted to secure
  bank loan of Technocom.................................       --      9,000
Term deposits (interest bearing), restricted to secure
  overdraft balances and accounts payable of Technocom...       --     15,529
                                                           -------    -------
                                                           $17,256    $40,674
                                                           =======    =======

     As at December 31, 1997 and 1996, Technocom has overdraft balances of $-0-and $6.8 million and demand bank loans of $-0- and $9.0 million (bearing interest at 5.8125%). The demand bank loans were secured by term deposits in the same amount held at the same bank.

     Technocom has entered into bank guarantees in connection with certain of its telecommunications equipment supplier financing agreements. The amount of the guarantees reduces automatically in accordance with installments paid. The amounts outstanding as of December 31, 1997 under these supplier financing agreements secured by bank guarantees are approximately $3.6 million (see note
9).

                                PLD TELEKOM INC.

                           DECEMBER 31, 1997 AND 1996

(8) SHORT-TERM BORROWINGS

     The Company's short-term borrowings at December 31, 1997 and 1996 consist of the following:

                                                            1997       1996
                                                           -------    -------
                                                             (IN THOUSANDS)
12% Revolving Credit Notes...............................  $15,420         --
Note payable.............................................    4,000         --
Bank loan facility.......................................      900         --
                                                           -------    -------
                                                           $20,320         --
                                                           =======    =======

  (a) 12% Revolving Credit Notes

     In November 1997, the Company issued $12.4 million in Series A secured revolving credit notes (the "Series A Notes"), and $3.1 million in Series B revolving credit notes (the "Series B Notes"), to The Travelers Insurance Company and The Travelers Indemnity Company (collectively, the "Travelers Parties"). Both the Series A Notes and the Series B Notes are secured by the Company's inventory and accounts receivable. In addition, the Series B Notes are secured by 28 of the 59 Technocom ordinary shares acquired (see note 3(c)).

     Both the Series A and B Notes bear interest at an annual rate of 12%, payable monthly in cash. This interest rate increases to 15% if the Company has not raised $20 million in additional equity by May 31, 1998. The Series A and Series B Notes are required to be amortized starting in July 1998. The Series B Notes, whose original principal amount is $3.1 million, are due in full on September 30, 1998, and the Series A Notes, in the original principal amount of $12.3 million, are due in full on December 31, 1998. In addition to issuing the Series A and Series B Notes, the Company also issued to the Travelers Parties a total of 423,000 warrants to purchase Common Stock at $8.625 at any time up to December 31, 2008 (the "Travelers Warrants"). These warrants have been valued at $423,000 and will be amortized over the term of the revolving credit notes.

     The Company may become obligated to issue additional warrants to the holders in the event that certain amortization payments are not made in accordance with the agreement or if the Notes are not paid in full at maturity. Additionally, in the event that the Notes are not paid in full at maturity, all warrants issued and issuable carry an exercise price of $.01 per share.

  (b) Note Payable

     Note payable at December 31, 1997 consists of a promissory note issued to Scientific Atlantic, Inc. ("Scientific Atlantic") on June 10, 1997. The promissory note, in settlement of equipment and services, is due on June 10, 1998. This note was discounted to West Merchant Bank at a rate of approximately 7.84%. The Company's weighted average interest rate for the note payable is approximately 8.45%.

  (c) Bank Loan Facility

     In December 1997, PeterStar entered into a $2.0 million, one-year loan facility with BNP Dresdner Bank for the purchase of telecommunications equipment. Interest is charged on borrowed amounts at three-month LIBOR plus 2.5% per annum.

     The amount borrowed on the loan facility at December 31, 1997 was $900,000.

                                PLD TELEKOM INC.

                           DECEMBER 31, 1997 AND 1996

(9) LONG-TERM DEBT

     The Company's long-term debt at December 31, 1997 and 1996 consists of the following:

                                                           1997        1996
                                                         --------    --------
                                                            (IN THOUSANDS)
14% Senior Discount Notes..............................  $ 95,714    $ 81,454
9% Convertible Subordinated Notes......................    26,500      26,500
Supplier financing.....................................    11,302          --
                                                         --------    --------
     Total.............................................  $133,516    $107,954
                                                         ========    ========

  (a) 14% Senior Discount Notes and 9% Convertible Subordinated Notes.

     On June 12, 1996, the Company completed a $149.5 million private placement consisting of (i) 123,000 Units consisting of $123.0 million 14% Senior Discount Notes ("Senior Notes") due 2004 and ten-year Warrants to purchase a total of 4,182,000 shares of common stock at a price of $6.60 per share; and (ii) $26.5 million 9% Convertible Subordinated Notes ("Convertible Notes") due 2006, convertible into common stock of the Company at a price of $6.90 per share.

     The 123,000 Units were issued at a discount for gross proceeds of $87.7 million, of which $13.6 million was allocated to the Warrants and $74.1 million was allocated to the Senior Notes for accounting purposes. The Senior Notes have a zero coupon until December 1, 1998. After such date, the notes require semi-annual cash interest payments on June 1 and December 1. The difference between the carrying value and the principal amount of $123.0 million is being charged to earnings on an effective yield basis which, together with cash interest payments, results in an effective yield of 16.8%.

     The Convertible Notes require semi-annual cash interest payments on June 1 and December 1.

     The terms of the Senior Notes require the Company to raise additional equity of at least $20.0 million by May 31, 1998. Failure to raise additional equity will cause the interest rate on the Senior Notes to increase to 14.5%.

     The Company is party to a Registration Rights Agreement pursuant to which the Senior Notes were to have been exchanged for registered securities and the Convertible Notes registered for the shelf by October 1996. Failure to cause the registration to become effective results in additional interest payable at a rate of $0.01 per week per $1,000 of accreted value of the Senior Notes and principal amount of the Convertible Notes, increasing by $0.01 per week for each 90-day period that the securities are not registered. Additional interest ceases to accrue when the required registration statements become effective.

     All, or a portion, of the Senior Notes are redeemable at the option of the Company after June 13, 2001 at 108% of the principal amount plus accrued and unpaid interest, reducing to 104% for the year commencing June 1, 2002 and 100% on or after June 1, 2003.

     The Convertible Notes are redeemable at the option of the Company on or after June 1, 2000 under certain conditions at a redemption price equal to the principal amount plus accrued and unpaid interest.

     The Senior Notes and the Convertible Notes were issued under the terms of Indentures dated May 31, 1996. Pursuant to the Indentures, the Company has pledged its investments in NWE Cyprus (which holds the Company's interests in PeterStar, WTC, and Yellow Pages), WTC (which holds the Company's interest in BECET), BCL, a wholly-owned special purpose leasing subsidiary incorporated in Cyprus, and the Company's investment in preferred stock of Technocom. In addition, each of these subsidiaries (except Technocom) have guaranteed the Senior Notes and the Convertible Notes.

     A portion of the net proceeds of $105.0 million (after agent's commission and expenses) was used to meet the Company's $20.0 million commitment to Technocom (see note 3(c)) and to repay a revolving credit facility in the amount of $22.5 million. Under the terms of the Indentures, $46.0 million was deposited into an escrow account which is invested in eligible cash equivalents, as defined by the Indentures. The escrow funds

                                PLD TELEKOM INC.

                           DECEMBER 31, 1997 AND 1996

are also pledged as security for the Company's obligations under the Indentures. Escrow funds may be disbursed for purposes of making qualifying investments of up to $9.0 million in telecommunications companies operating in Russia or Kazakhstan, or for purposes of investing in telecommunications equipment through the Company's special purpose leasing subsidiary, which then leases that equipment to the Company's operating subsidiaries. Investments in leases are also pledged as security under the Indentures and all payments received under the terms of the leases are required to be deposited into a separate escrow account, to be used to purchase additional telecommunications equipment for lease. On or after November 30, 1998, the Company must also maintain sufficient funds in the escrow accounts to meet the next interest payment due on both the Senior Notes and Convertible Notes.

     In 1997, the Company made the determination to solicit the holders of the Senior Notes and the Convertible Notes with a view to making certain amendments to the Indentures governing such Notes, intended to give the Company more flexibility in conducting its business and also to clarify certain provisions of those Indentures, in both cases based upon the Company's experience in operating under the terms of the Indentures since they were first executed in June 1996.

     Under each of the Indentures, the consents of holders of not less than a majority in principal amount at stated maturity of each of the Senior Notes and the Convertible Notes are required to authorize their amendment.

     On March 4, 1998, the Company mailed to the holders of record on March 3, 1998 of the Senior Notes and the Convertible Notes a consent solicitation statement (the "Consent Solicitation"). Pursuant to the Consent Solicitation, the Company offered to each holder of the Senior Notes who consented to the amendment of the Senior Note Indenture, a five-year warrant to purchase 1.8 shares of Common Stock at a price of $6.90 per share for each $1,000 in unpaid principal amount at stated maturity of the Senior Notes held by such holder, and to each holder of the Convertible Notes who consented to the amendment of the Convertible Note Indenture a five-year warrant to purchase 2 shares of Common Stock at a price of $6.90 per share for each $1,000 in unpaid principal amount of the Convertible Notes held by such holder.

     As of close of business on March 18, 1998, when the solicitation period ended, parties holding 100% in principal amount at stated maturity of the Senior Notes and 85.7% in principal amount at stated maturity of the Convertible Notes had consented to the amendments. Pursuant to such consents, The Bank of New York, as trustee under the Indentures, the Company and certain other parties executed a supplemental indenture bringing the amendments to the Indentures and certain related documents into effect.

     At December 31, 1997 and 1996, the fair value of the Convertible Notes and Senior Notes approximates their carrying value.

  (b) Supplier Financing

     Amounts payable under the terms of the long-term installment purchase agreements are as follows (see notes 4 and 7):

             YEAR                    AMOUNT
             ----                --------------
                                 (IN THOUSANDS)
1999...........................     $ 4,616
2000...........................       3,864
2001...........................       2,795
2002...........................       2,361
Thereafter.....................          --
                                    -------
                                    $13,636
Less: amounts representing
  interest.....................       2,334
                                    -------
                                    $11,302
                                    =======

     The above amounts have been calculated using interest rates of 8.0% to 8.5%.

                                PLD TELEKOM INC.

                           DECEMBER 31, 1997 AND 1996

(10) SHAREHOLDERS' EQUITY

  (a) Common Stock

     On February 28, 1997, as a result of the Company's continuance as a Delaware corporation, the authorized capital stock was changed from an unlimited number of common shares without nominal or par value to 100,000,000 common shares with a par value of $.01 per share. As a result of the change in the par value, the Common Stock was decreased by $180.6 million and additional paid-in capital was increased by the same amount.

  (b) Preferred Stock

     The Company had the following preferred shares issued and outstanding at December 31, 1997 and 1996:

                                                    NUMBER OF
                                                     SHARES      1997      1996
                                                    ---------    ----      ----
                                                                 (IN THOUSANDS)
Series II.........................................   405,217     $ 4       $--
Series III........................................    41,667      --        31
                                                                 ---       ---
                                                                 $ 4       $31
                                                                 ===       ===

     In addition, the capital stock was also changed from an unlimited number of preferred shares issuable in series to 100,000,000 preferred shares with par value of $.01 per share issuable in series. As a result of the change in par value, the preferred stock has been reflected at its par value in the 1997 consolidated financial statements.

     The Series II and III preferred shares, issued at a price of Cdn.$1 (US $0.74) per share, are redeemable at the option of the Company at Cdn.$1 per share. The shares do not pay dividends and holders thereof do not have voting rights.

  (c) Shares Reserved

     In addition to stock options outstanding (see note 12), the Company has reserved 4,182,000 common shares for issuance on exercise of outstanding Warrants and 3,840,580 common shares on conversion of outstanding Convertible Notes (see note 9). In addition, at December 31, 1997, the Company has 500,000 Warrants outstanding to purchase common shares of the Company at a weighted-average exercise price of $8.11, of which 250,000 Warrants at an exercise price of Cdn.$11.31 were granted to Cable & Wireless in 1994 and 100,000 Warrants at an exercise price of US$4.70 were granted in 1996 to the agent in relation to the debt financing described in note 9. Warrants expire five years after the date of grant.

     In connection with the issuance of the Series A and Series B Notes (see note 8(a)), the Company issued to the Travelers Parties a total of 423,000 warrants to purchase Common Stock at $8.625 at any time up to December 31, 2008 and may become obligated to issue additional warrants to the Travelers Parties in the event that certain amortization payments are not made, or if the Series A or Series B Notes are not paid in full at their maturity.

     At the end of March of 1998, in connection with the Consent Solicitation (see note 9(a)), the Company will issue a total of 123,000 five-year warrants to purchase 1.8 shares of Common Stock at $6.90 per share to the holders of the Senior Notes, and a total of 22,700 five-year warrants to purchase 2 shares of Common Stock at a price of $6.90 per share to the holders of the Convertible Notes.

                                PLD TELEKOM INC.

                           DECEMBER 31, 1997 AND 1996

(11) INCOME TAXES

     The geographic components of loss before income taxes and minority interest are as follows:

                                               1997        1996        1995
                                             --------    --------    --------
                                                      (IN THOUSANDS)
United States..............................  $(35,163)   $     --    $     --
Canada.....................................        --     (20,829)    (16,747)
Russia and Kazakhstan......................    31,735      14,558       3,307
                                             --------    --------    --------
                                             $ (3,428)   $ (6,271)   $(13,440)
                                             ========    ========    ========

     The provision for income taxes, which relates substantially to current income taxes in the Company's Russian and Kazak businesses, differs from the United States (34% -- February 28, 1997 onwards) and Canadian (44% -- January 1, 1995 to February 27, 1997) Federal and state/provincial statutory tax rates as follows:

                                                 1997       1996       1995
                                                -------    -------    -------
                                                       (IN THOUSANDS)
Provision for income taxes at statutory
  rates.......................................  $(1,166)   $(2,760)   $(5,913)
Add/(deduct) the tax effect of:
  Non-deductible amortization of licenses and
     goodwill.................................    2,561      3,238      2,720
  Other non-deductible expenses...............    2,273      1,753      1,010
  Concessions on capital expenditures.........   (3,854)    (1,000)        --
  Differences in Russian and Kazak statutory
     tax rates................................     (210)    (1,696)      (350)
  Change in valuation allowance related to
     deferred tax assets......................    8,135      4,134      4,023
                                                -------    -------    -------
          Provision for income tax............  $ 7,739    $ 3,669    $ 1,490
                                                =======    =======    =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:

                                                           1997        1996
                                                         --------    --------
                                                            (IN THOUSANDS)
Deferred tax assets:
  Share issue costs....................................  $     --    $  2,150
  Operating loss carryforwards.........................     8,929      16,200
  Capital loss carryforwards...........................        --       8,400
  Expenses not yet deducted for Russian and
     Kazak tax purposes................................    18,646       3,760
                                                         --------    --------
                                                           27,575      30,510
Less: valuation allowance..............................    (8,246)    (29,350)
                                                         --------    --------
          Net deferred tax assets......................    19,329       1,160
Deferred tax liabilities:
          Debt issue costs.............................    (1,160)     (1,160)
          Expenses not currently deducted for book
            purposes...................................      (705)         --
          Tax on revenues not yet realized for Russian
            tax purposes...............................   (17,464)         --
                                                         --------    --------
Deferred tax liabilities...............................   (19,329)     (1,160)
                                                         --------    --------
                                                         $     --    $     --
                                                         ========    ========

     At December 31, 1997, the Company had operating loss carryforwards for United States (U.S.) federal income tax purposes of approximately $26.3 million. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will

                                PLD TELEKOM INC.

                           DECEMBER 31, 1997 AND 1996

not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning in making these assessments.

     At December 31, 1996, the Company had operating loss carryforwards for Canadian income tax purposes of approximately $36.0 million and allowable capital loss carryforwards of approximately $19.0 million. Upon the Company's emigration to the United States in February 1997, the Company was deemed to dispose of all its assets at fair value. As a result, a substantial portion of the operating and capital loss carryforwards were utilized. Remaining losses do not carry over for U.S. tax purposes.

(12) EQUITY COMPENSATION PLAN

     The Company has an Equity Compensation Plan (the "Plan"), which was approved by the shareholders at the Annual Meeting in June of 1997. The Plan amends and supersedes in its entirety the PLD Telekom Inc. Stock Option Plan (the "Prior Plan"). No further grants will be made under the Prior Plan following the adoption of the Plan and grantees under the Prior Plan have the option of continuing to have existing grants covered by the terms of the Prior Plan, or having these grants instead covered by the terms of the Plan.

     Pursuant to the Plan, the Company's Board of Directors may grant stock options, stock appreciation rights, restricted stock and performance units to directors, officers and key employees of, and certain consultants and advisors to, the Company and its subsidiaries. The Plan is administered by a committee of the Board of Directors of the Company consisting solely of "outside directors" and to date awards under the Plan have been limited to stock options.

     The exercise price of each option is generally equal to the fair market value of the shares of PLD's common stock on the date of grant. The maximum term for which options are exercisable is ten years. Options shall become exercisable in accordance with such terms and conditions, consistent with the Plan, as may be determined by the committee. However, stock options granted to Non-Employee Directors are immediately exercisable.

     The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $2.51, $2.11 and $2.31, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997 -- risk-free interest rate of 6.5%, expected life of six years and expected volatility of 40%; 1996 -- risk-free interest rate of 6.5%, expected life of five years and expected volatility of 30%;
1995 -- risk-free interest rate of 6.3%, expected life of five years and expected volatility of 30%.

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the date of grant for its stock options under SFAS 123, the Company's loss would have been increased to $22.9 million ($0.71 per share), $13.6 million ($0.43 per share) and $16.0 million ($0.51 per share) for the years ended December 31, 1997, 1996 and 1995, respectively. The pro forma loss for the year reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma loss for the year because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

                                PLD TELEKOM INC.

                           DECEMBER 31, 1997 AND 1996

     Changes in stock options outstanding are as follows:

                                                                   WEIGHTED AVERAGE
                                               NUMBER OF SHARES    EXERCISE PRICES
                                               ----------------    ----------------
Outstanding at December 31, 1994.............       774,500             $7.83
Granted......................................       610,000             $5.96
Exercised....................................       (16,000)            $4.07
Canceled.....................................      (387,000)            $8.57
                                                  ---------             -----
Outstanding at December 31, 1995.............       981,500             $6.61
Granted......................................     1,010,000             $7.38
Exercised....................................      (189,000)            $5.25
Canceled.....................................      (120,000)            $5.93
                                                  ---------             -----
Outstanding at December 31, 1996.............     1,682,500             $7.25
Granted......................................     1,405,000             $5.27
Exercised....................................      (302,166)            $5.68
Canceled.....................................       (15,000)            $5.25
                                                  ---------             -----
Outstanding at December 31, 1997.............     2,770,334             $6.41
                                                  =========             =====

     At December 31, 1996 and 1995, the number of options exercisable was 382,500 and 371,500 and the weighted-average exercise price of those options was $7.92 and $7.55, respectively.

     The following table summarizes information about the stock options outstanding at December 31, 1997:

                            OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                  ---------------------------------------    ------------------------
                                  WEIGHTED-
                    NUMBER         AVERAGE      WEIGHTED       NUMBER       WEIGHTED-
   RANGE OF       OUTSTANDING     REMAINING      AVERAGE     EXERCISABLE     AVERAGE
   EXERCISE           AT         CONTRACTUAL    EXERCISE         AT         EXERCISE
    PRICES         12/31/97         LIFE          PRICE       12/31/97        PRICE
   --------       -----------    -----------    ---------    -----------    ---------
$ 5.06 -  6.00     1,453,334      8.4 years      $ 5.30         688,332      $ 5.45
  6.10 -  6.69       526,500      3.3              6.28         308,499        6.27
  7.77 -  8.02       643,000      3.3              7.99         251,000        7.99
 10.12 - 11.38       147,500      1.0             10.92         147,500       10.92
                   ---------                                  ---------
                   2,770,334                                  1,395,331
                   =========                                  =========

(13) RELATED PARTY TRANSACTIONS

     (a) PeterStar has entered into a barter agreement with an indirect minority shareholder under which the two parties have exchanged services valued at $3.4 million and $3.0 million during 1997 and 1996, respectively. The amounts are recorded in the consolidated statements of operations as telecommunications revenues and direct costs.

     (b) Direct costs for the years ended December 31, 1997, 1996 and 1995 include $4.2 million, $3.3 million and $1.8 million, respectively, paid to the other shareholder of BECET in relation to the carriage of traffic over the public telephone network.

     (c) Amounts due from related parties at December 31, 1997 include $2.5 million principal and interest due from MTR-Sviaz in relation to a finance lease (see note 5(c)), $1.6 million and $3.0 million due from a minority shareholder of PeterStar under short-term and long-term loans, respectively, and $2.2 million due from a company controlled by a minority shareholder of Technocom for telecommunications services.

     Amounts due from related parties at December 31, 1996 include $1.1 million principal and interest due from MTR-Sviaz in relation to a finance lease (see note 5(c)), $600,000 due from a minority shareholder of PeterStar under a short-term loan and $2.5 million due from a company controlled by a minority shareholder of Technocom for telecommunications services.

                                PLD TELEKOM INC.

                           DECEMBER 31, 1997 AND 1996

     (d) Amounts due to related parties at December 31, 1997 include a loan due to the minority shareholder of Teleport-TP in the amount of $477,000, trade payables of Teleport-TP in the amount of $3.2 million due to a company controlled by one of the minority shareholders of Technocom, carrier charges of $817,000 due to the other shareholder of BECET, a loan due to a company controlled by a minority shareholder of Technocom in the amount of $336,000, due to MTR-Sviaz for telephone services and connection charges in the amount of $292,000, and an amount due to a company controlled by one of the minority shareholders of Technocom for equipment received from them in the amount of $204,000.

     Amounts due to related parties at December 31, 1996 include a loan due to the minority shareholder of Teleport-TP in the amount of $477,000, trade payables of Teleport-TP in the amount of $2.9 million due to a company controlled by one of the minority shareholders of Technocom, carrier charges of $234,000 due to the other shareholder of BECET and a loan due to a company controlled by a minority shareholder of Technocom in the amount of $336,000.

     (e) The Company has guaranteed telephone billing system lease payments of a shareholder of PeterStar totaling $2.5 million. Lease payments of $124,000 are due quarterly until July 1998. At December 31, 1995, full provision was made for all amounts paid to date under the guarantee and for all future amounts. The balances of $373,000 and $871,000 remaining under the lease as of December 31, 1997 and 1996 are included in other current liabilities.

     (f) General and administrative expenses for the years ended December 31, 1997 and 1996 include consulting fees of $1.7 million and $300,000, respectively, charged by a minority shareholder of PeterStar.

     (g) See also notes 3(c), (d), (e) and 5(c).

(14) COMMITMENTS AND CONTINGENCIES

  (a) Intercompany

     The Company paid certain costs on behalf of, and made certain loans to, PeterStar, resulting in an intercompany balance of approximately $27.0 million at December 31, 1996. During 1997, an agreement was reached with the minority shareholders to recapitalize PeterStar. The recapitalization of PeterStar in an amount of $13.8 million was completed during September 1997, with such funds being used to repay an equal amount of these advances. Negotiations with the minority shareholders of PeterStar as to the repayment of the remaining intercompany balance due to the Company were concluded in March 1998 and resulted in a further reduction of approximately $5.3 million in PeterStar's liability. The effect of this settlement was to increase minority interest expense by approximately $2.1 million in 1997.

  (b) Currency Licenses

     Under applicable Russian currency control regulations, the Company's Russian subsidiaries are required to have certain licenses from the Central Bank of Russia to enable them to make payments of and accept receipts of hard currency. While PeterStar and BCL have or have applied for all the necessary licenses, failure to receive the remaining licenses could result in fines and penalties, which the Company does not believe will be material.

  (c) Russian Taxation

     Certain of the Company's Russian subsidiaries have accrued profits and other taxes based on interpretations of the law which may ultimately be disputed by the Russian taxation authorities. The exposure to additional profits and other taxes, fines and penalties is not determinable. However, the Company does not believe this would have a material adverse effect on the financial position or results of operations of the Company.

                                PLD TELEKOM INC.

                           DECEMBER 31, 1997 AND 1996

  (d) Purchase Commitments

     At December 31, 1997, Technocom and PeterStar have commitments of approximately $943,000 and $11.4 million, respectively, related to the acquisition of telecommunications equipment. The PeterStar supply contract provides for financing of the entire amount over approximately five years.

  (e) Line Rental

     While it has not had to do so historically, PeterStar anticipates that it will have to begin paying local line rental charges to the Petersburg Telephone System in 1998. The exact fee, and the date from which charges will be levied, have yet to be determined, but the Company does not believe that such payments will have a material adverse effect on the Company's financial position or results of operations.

  (f) Transponder Capacity

     Teleport-TP currently utilizes capacity on three Intelsat satellites for the provision of its international and domestic long distance services, pursuant to a fifteen year contract signed with Intelsat in January 1993. The agreement requires quarterly payments of $616,500 for the remainder of its term.

(15) CANADIAN ACCOUNTING PRINCIPLES

     These consolidated financial statements have been prepared in accordance with U.S. GAAP which, in the case of the Company, conform with Canadian GAAP, except as follows:

     (a) Net loss for the years ended December 31:

                                               1997        1996        1995
                                             --------    --------    --------
                                                      (IN THOUSANDS)
Net loss for the year, as reported.........  $(20,566)   $(12,461)   $(15,481)
Noncash interest on Convertible Notes......      (508)       (252)         --
                                             --------    --------    --------
Net loss for the year under Canadian
  GAAP.....................................  $(21,074)   $(12,713)   $(15,481)
                                             ========    ========    ========

     Under Canadian GAAP, the Convertible Notes are a compound financial instrument and the debt and equity elements of the instrument are separately accounted for. For Canadian GAAP purposes, $13.9 million of the Convertible Notes were classified as equity and $12.6 million were classified as debt on issuance. Additional interest expense is charged to the consolidated statements of operations to accrete the debt portion to the principal amount of $26.5 million at maturity which, together with cash interest payments, results in an effective yield of 22.3%. Accordingly, long-term debt at December 31, 1997 and 1996 would amount to $120.3 million and $94.3 million, respectively, and shareholders' equity would amount to $140.4 million and $151.6 million, respectively, under Canadian GAAP.

     Effective December 31, 1996, the Company changed its Canadian GAAP policy with respect to pre-operating costs. Such costs may not be capitalized under U.S. GAAP and, therefore, all such costs have been retroactively expensed for Canadian GAAP purposes. The change in accounting policy decreased the Canadian GAAP loss in 1995 by $636,000. The deficit at December 31, 1995 was increased by $2.2 million.

                                PLD TELEKOM INC.

                           DECEMBER 31, 1997 AND 1996

     (b) The following non-cash investing and financing activities would be included in the consolidated statements of cash flows under Canadian GAAP.

                                                    1997      1996     1995
                                                  --------    ----    -------
                                                        (IN THOUSANDS)
Investing:
  Investment in Yellow Pages....................  $     --    --       (1,900)
  Investment in BECET...........................        --    --           --
  Capital expenditures..........................   (11,302)   --           --
  Investments in Technocom......................    (7,681)   --           --
Financing:
  Issue of common shares........................     7,681    --        6,786
  Conversion of preferred shares................        --    --       (4,886)
  Supplier financing............................    11,302    --           --
  Recapitalization of PeterStar.................     4,012    --           --
  Due from related party........................    (4,012)   --           --

(16) CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of selected quarterly financial data for the years ended December 31, 1997 and 1996:

                                                               1997 QUARTERS ENDED
                                                --------------------------------------------------
                                                MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                --------    -------    ------------    -----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenues............................  $23,891     $26,389      $29,534         $34,610
Operating income..............................    2,481       2,634        2,872           4,031
Interest and other income.....................    1,394       1,260          625             335
Interest expense..............................   (4,269)     (4,120)      (4,457)         (5,000)
Income taxes..................................    1,074       2,366        2,048           2,251
Minority interest.............................    1,766       1,457        1,391           4,785
Net loss for the period.......................   (4,342)     (3,725)      (5,377)         (7,122)
                                                =======     =======      =======         =======
Net loss per common share.....................  $ (0.14)    $ (0.12)     $ (0.17)        $ (0.22)
                                                =======     =======      =======         =======

     Minority interest for the fourth quarter of 1997 includes $2.1 million in connection with the settlement reached with the minority shareholders of PeterStar (see note 14(a)).

                                                               1996 QUARTERS ENDED
                                                --------------------------------------------------
                                                MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                --------    -------    ------------    -----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenues............................  $10,184     $13,478      $17,011         $21,293
Operating income (loss).......................     (987)      1,897        1,782             175
Interest and other income.....................      855       1,075        1,263           1,666
Interest expense..............................     (296)     (1,683)      (3,861)         (4,133)
Income taxes..................................      828         526        1,764             551
Minority interest.............................       97         434        1,118             872
Net loss for the period.......................   (1,623)       (808)      (4,758)         (5,272)
                                                =======     =======      =======         =======
Net loss per common share.....................  $ (0.05)    $ (0.03)     $ (0.15)        $ (0.16)
                                                =======     =======      =======         =======

     Operating revenues and direct costs in the fourth quarter of 1996 include $3.0 million in connection with a barter agreement with an indirect minority shareholder of PeterStar (see note 13(a)).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on March 31, 1998.

                                          PLD TELEKOM INC.

                                          By:     /s/ JAMES R. S. HATT
                                            ------------------------------------
                                            James R. S. Hatt
                                            President and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report been signed by the following persons in the capacities and on the dates indicated.

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----

                /s/ BORIS ANTONIUK                   Director                           March 31, 1998
---------------------------------------------------
                  Boris Antoniuk

             /s/ EDWARD CHARLES DILLEY               Director                           March 31, 1998
---------------------------------------------------
               Edward Charles Dilley

                 /s/ SIMON EDWARDS                   Director and Chief Financial       March 31, 1998
---------------------------------------------------    Officer (Principal Financial
                   Simon Edwards                       Officer)

                /s/ JAMES R.S. HATT                  Director, President and Chief      March 31, 1998
---------------------------------------------------    Executive Officer (Principal
                  James R.S. Hatt                      Executive Officer)

                /s/ GORDON HUMPHREY                  Director                           March 31, 1998
---------------------------------------------------
                  Gordon Humphrey

              /s/ GENNADY KUDRIATSEV                 Director                           March 31, 1998
---------------------------------------------------
                Gennady Kudriatsev

                /s/ VLADIMIR KVINT                   Director                           March 31, 1998
---------------------------------------------------
                  Vladimir Kvint

                 /s/ JULIAN RAWLE                    Director                           March 31, 1998
---------------------------------------------------
                   Julian Rawle

                 /s/ ROBERT SMITH                    Director                           March 31, 1998
---------------------------------------------------
                   Robert Smith

                 /s/ DAVID STOVEL                    Director                           March 31, 1998
---------------------------------------------------
                   David Stovel

                                 EXHIBIT INDEX



4.3 First Supplemental Indenture, Amendment Agreement, Consent and Waiver, dated as of March 20, 1998.

4.21 Revolving Credit Agreement, dated as of November 26, 1997, between the Registrant, The Travelers Insurance Company and The Travelers Indemnity Company.

4.22 Form of 12% Series A Senior Secured Revolving Credit Note (included as Exhibit A-1 to the Revolving Credit Agreement).

4.23 Form of 12% Series B Senior Secured Revolving Credit Note (included as Exhibit A-2 to the Revolving Credit Agreement).

4.24 Warrant Agreement, dated as of November 26, 1997, between the Registrant and The Bank of New York, as Warrant Agent.

4.25 Form of Series A Warrant Certificate (included as Exhibit A-1 to the Warrant Agreement).

4.26 Form of Series B Warrant Certificate (included as Exhibit A-2 to the Warrant Agreement).

4.27 Registration Rights Agreement, dated as of November 26, 1997, between the Registrant, The Travelers Insurance Company and The Travelers Indemnity Company.

4.28 Guaranty Agreement, dated as of November 26, 1997, made and given by Wireless Technology Corporations Limited and Baltic Communications Limited in favor of The Travelers Insurance Company and The Travelers Indemnity Company.

4.29 Trust Agreement, dated as of November 26, 1997, between the Registrant and The Bank of New York, as Trustee.

4.30 Security Agreement (Inventory and Receivables), dated as of November 26, 1997, between the Registrant and The Bank of New York, as Trustee.

4.31 Pledge Agreement, dated as of November 26, 1997, between the Registrant and The Bank of New York, as Trustee.

10.1             PLD Telekom Inc. 1997 Equity Compensation Plan.

10.2 Service Agreement, dated August 1, 1997, between the Registrant and James R.S. Hatt.

10.3 Employment Letter, effective June 1, 1997, between the Registrant and John G. Davies.

10.4 Amendment, dated July 30, 1997, to Employment Letter between the Registrant and John G. Davies.

10.5 Service Agreement, dated July 1, 1997, between the Registrant and Simon Edwards.

10.7 Amended and Restated Service Agreement, dated August 1, 1997, between the Registrant and Conor Carroll.

10.8 Service Agreement, dated November 26, 1997, between the Registrant and Boris Antoniuk.

10.9 Consultancy Agreement, dated December 28, 1994, between Technocom Limited and Elite International Limited.

10.10 Amendment, dated November 26, 1997, to the Consultancy Agreement between Technocom Limited and Elite International Limited.

10.28 Amendment, dated February 28, 1996, to the Interconnection Agreement between Kazakhtelekom and BECET International.

10.42 Amendment, dated November 26, 1997, to Subscription and Shareholder Agreement between the Registrant, Plicom Limited, Elite International Limited and Plicom Limited.

10.46 Amendment, dated November 26, 1997, to Put and Call Option Agreement between the Registrant and Plicom Limited.

10.47 Amended and Restated Put and Call Option Agreement, dated November 26, 1997, between the Registrant and Elite International Limited

10.48 Share Purchase Agreement, dated November 26, 1997, among the Registrant, Technocom Limited, Plicom Limited and Mark Klabin.

10.49 Share Purchase Agreement, dated November 26, 1997, among the Registrant, Technocom Limited and Elite International Limited.

10.50 Securities Sale and Purchase Agreement between the Registrant and Redford Limited relating to SPMMTS.

10.52 Sublease, dated June 4, 1997, between the Registrant and The Seiko Corporation of America.

21               List of Subsidiaries.

23.1             Consent of KPMG Peat Marwick LLP.

23.2             Consent of KPMG.