Form 10-K/A
period 1997-12-31
PLD TELEKOM INC
filed 1998-04-29
CIK 890568

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

(Mark One)
 [X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED] for the fiscal year ended December 31, 1997 or

 [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED] for the transition period from ________ to ________


                         COMMISSION FILE NUMBER 0-20444


                                PLD TELEKOM INC.
                    (FORMERLY PETERSBURG LONG DISTANCE INC.)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      Delaware                                             13-3950002
                 (State or other jurisdiction of              (I.R.S. Employer Identification No.)
                  incorporation or organization)

            680 Fifth Avenue, 24th Floor
                     New York, NY                                                 10019
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

                                      NONE
                                (TITLE OF CLASS)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. ___

         As of March 27, 1998, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $178,045,652. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the National Market segment of The Nasdaq Stock Market on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all executive officers, directors and beneficial owners of more than ten percent of the Common Stock of the Company.

         As of March 27, 1998, there were 33,324,290 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None


         Unless the context indicates otherwise, the terms "PLD" and "Company" refer to PLD Telekom Inc.

                                PLD TELEKOM INC.


                                  FORM 10-K/A-1

              ANNUAL REPORT FOR FISCAL YEAR ENDED DECEMBER 31, 1997


                                TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
PART III

Item 10. Directors and executive officers of the Registrant                          1

Item 11. Executive Compensation                                                      4

Item 12. Security Ownership of Certain Beneficial Owners and Management             12

Item 13. Certain Relationships and Related Transactions                             15

         PLD TELEKOM INC. HEREBY AMENDS ITS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997, FILED WITH THE COMMISSION ON MARCH 31, 1998, BY ADDING THE INFORMATION REQUIRED BY PART III (ITEMS 10, 11, 12 AND 13).


                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth certain information with respect to the executive officers and directors of the Company:

NAME OF DIRECTOR                          AGE                  POSITION
----------------                          ---                  --------
James R.S. Hatt                           38           Chairman, President and Chief Executive Officer
Dr. Boris Antoniuk                        49           Director and Group Director - CIS and Russia
Edward Charles Dilley                     59           Director
Simon Edwards                             35           Director, Senior Vice President and Chief Financial Officer
Gordon Humphrey                           57           Director
Gennady Kudriavtsev                       57           Director
Dr. Vladimir Kvint                        48           Director
Julian Rawle                              36           Director
Robert Smith                              60           Director
David M. Stovel                           49           Director
John Davies                               51           Deputy Chief Executive Officer and Chief Operating Officer
Alan G. Brooks (1)                        56           Special Projects Director
Conor Carroll                             31           Vice President, Operations

---------
(1) Mr. Brooks was an executive officer of the Company, in his role as Chief Operating Officer, through January 31, 1998. It is not expected that he will be considered an executive officer for the remainder of the 1998 fiscal year.

         Set forth below is selected biographical information for the executive officers and directors of the Company.

         James R.S. Hatt has served as a Director of the Company since June 1994, as Chief Executive Officer since January 1995 and as Chairman since June 1995. From 1987 to 1995, he served as Director of Business Development, Europe, for Cable & Wireless.

         Dr. Boris Antoniuk has served as a Director of the Company since June 1997 and as Group Director - CIS and Russia of the Company since November 1997. He has many years' experience in the telecommunications field, having worked for various government agencies and trade delegations in the Soviet Union and Russia since 1974, including six years as head of the U.S. department of the USSR State Committee for Science and Technology in Moscow and three years as economic adviser to a deputy Prime Minister of the USSR Council of Ministers. Since the economic liberalization of Russia, he has been involved in a number of commercial ventures, including the publishing of several Russian computer magazines. Dr. Antoniuk has served as general manager of Technocom and Chairman and Chief Executive Officer of Teleport-TP since 1992. Both Technocom and Teleport-TP are operating subsidiaries of the Company. He also holds the post of Deputy Chairman of Technopark, a subsidiary of Technocom.

         Edward Charles Dilley has served as a Director of the Company since June 1997. Since January 1996, Mr. Dilley has been Director of Corporate Finance for Cable & Wireless. Prior to joining Cable & Wireless, he was employed by Barclays Bank for 40 years, including in several executive positions.

         Simon Edwards has served as Director of the Company since June 1997, as Chief Financial Officer of the Company since October 1995 and Senior Vice President and Treasurer since February 1997. He was previously Director of Finance for Cable & Wireless Europe from October 1994 to September 1995. From July 1992 to October 1994, he held a number of corporate finance positions within Cable & Wireless. From July 1988 to June 1992 he was a management consultant with Arthur Andersen.

         Senator Gordon Humphrey has served as a Director of the Company since June 1997. He served two terms as United States Senator from the State of New Hampshire, from 1979 to 1991, where he was a member of the Committee on Foreign Relations, the Armed Services Committee and the Judiciary Committee. Upon his return to the private sector in 1991, Senator Humphrey founded the Humphrey Group, Inc., which serves clients in international commerce, with primary focus on Russia and the CIS.

         Gennady Kudriavtsev has served as a Director of the Company since June 1997. He has many years of telecommunications experience in Russia and the former Soviet Union. He has served as Director General of Intersputnik, a Russian state-owned satellite operator since 1992. Prior to the breakup of the former Soviet Union, he served as Minister of Communications of the USSR.

         Dr. Vladimir Kvint has served as a Director of the Company since June 1997. He is currently Professor, Management Systems and International Business at Fordham University Graduate School of Business and Adjunct Professor of Management Strategy at the Stern School of Business, New York University. Dr. Kvint is a Full Lifetime Member of the Russian Academy of Natural Sciences. From 1989 until 1995 he was a consultant to Cable & Wireless Executive Chairman, Lord David Young. He has published numerous articles and books on emerging Eastern European markets.

         Julian Rawle has served as a Director of the Company since March 1998. He joined Cable & Wireless in April 1995 and is currently the Representative Director of the Cable & Wireless CIS office in Moscow. Prior to joining Cable & Wireless, Mr. Rawle set up and managed British Petroleum's first sales office in the former Soviet Union and worked with Chevron in Kazakhstan.

         Robert Smith has served as a Director of the Company since September 1993. He has been President of Newmark Capital Limited ("Newmark"), a private investment and consulting company since 1992. From 1990 to 1992, he was Chief Executive Officer of the First Hungarian Investment Advisory RT. He also serves as Chairman of BECET International ("BECET"), an operating subsidiary of the Company and sits on the boards of other companies including Rogers Cantel Mobile Communications Inc.

         David Stovel has served as a Director of the Company since February 1993. He has been President of Brawley Cathers Limited, an investment bank headquartered in Toronto, Canada since 1987.

         John Davies has served as Deputy Chief Executive Officer of the Company since June 1997 and as Chief Operating Officer of the Company since February 1, 1998. Previously, from 1995 to 1997, he was a director and partner in Beldi & Cie SA providing services to multinational companies and entrepreneurs. From 1987 to 1995, he was one of the founding directors of Financiere Indosuez, a subsidiary of the Suez Group, which was active in cross-border mergers and acquisition and corporate finance. Prior to that, Mr. Davies served as a business consultant and a vice president for international finance of a privately-owned shipping and commodity trading group.

         Alan Brooks has served as Special Projects Director of the Company since February 1, 1998. He served as Chief Operating Officer of the Company from January 1996 through January 1998 and Senior Vice President from February 1997 through January 1998. Previously, he served in a number of senior management positions with Cable & Wireless for over 30 years, most recently in Sweden, Japan, Papua

New Guinea and the Middle East. Mr. Brooks was on secondment to the Company from Cable & Wireless from March 1995 until December 1995.

         Conor Carroll has served as Vice President, Operations of the Company since February 1997. From January 1995 until February 1997 he was Vice President, Business Development of the Company. From 1991 to 1994, Mr. Carroll was Business Development Manager for Cable & Wireless Europe.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that directors and certain officers of the Company, and persons who own more than ten percent of the Company's Common Stock, file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes of ownership of such Common Stock. Based solely on its review of the copies of such reports received by the Company and written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during the year ended December 31, 1997 all filing requirements applicable to its officers, directors and ten-percent stockholders were satisfied, with the exception of the Initial Statements of Beneficial Ownership on Form 3 for Messrs. Antoniuk, Kvint and Kudriavtsev, current directors of the Company. Each such director was elected as a director of the Company in June 1997 and was obligated to file Initial Statements of Beneficial Ownership within 10 days of their election. Due to an administrative oversight, these filings were not timely made, but were filed in February 1998 as soon as the oversight was discovered.

ITEM 11  EXECUTIVE COMPENSATION

         The following table sets forth for the years ended December 31, 1997, 1996 and 1995 certain compensation paid by the Company to its Chief
Executive Officer and the four other most highly paid executive officers of the Company.

                                           SUMMARY COMPENSATION TABLE


                                                          ANNUAL COMPENSATION                               LONG TERM
                                                          -------------------
    NAME AND PRINCIPAL POSITION                                                                            COMPENSATION
    ----------------------------                                                                           ------------
                                                                                                            SECURITIES
                                                                                       OTHER ANNUAL         UNDERLYING
                                         YEAR         SALARY(1)        BONUS           COMPENSATION(2)        OPTIONS
                                         ----         ------           -----           ---------------        -------

James R.S. Hatt                          1997       $390,000          $117,000          $ 78,000                   -0-
Chairman, President and Chief            1996       $290,000          $191,000          $ 58,000               250,000
Executive Officer                        1995       $220,000          $ 75,000          $ 44,000               200,000
                                         ----       --------          --------          --------              --------
John Davies                              1997       $175,000(3)       $ 52,500          $ 17,500               500,000
Deputy Chief Executive Officer and       1996             --                --                --                    --
Chief Operating Officer                  1995             --                --                --                    --
                                         ----       --------          --------          --------              --------
Simon Edwards                            1997       $325,000          $ 97,500          $ 65,000                   -0-
Senior Vice President, Chief             1996       $225,000          $165,000          $ 45,000               200,000
Financial Officer and Treasurer          1995       $ 43,750          $ 15,000          $  8,750               150,000
                                         ----       --------          --------          --------              --------
Conor Carroll                            1997       $150,700          $ 45,210          $ 30,140                   -0-
Vice President, Operations               1996       $150,700          $ 90,280          $ 30,140               150,000
                                         1995       $110,000          $ 14,300          $ 22,000                50,000
                                         ----       --------          --------          --------              --------
Robert Smith                             1997       $100,000(4)            -0-               -0-                   -0-
Chairman of BECET International          1996       $145,833(4)            -0-               -0-               100,000
                                         1995       $200,000(4)            -0-               -0-                   -0-
                                         ----       --------          --------          --------              --------
Alan G. Brooks                           1997       $200,000          $ 60,000               -0-               150,000
Special Projects Director                1996       $149,500          $ 40,000               -0-                   -0-
                                         1995            -0-               -0-               -0-                   -0-
                                         ----       --------          --------          --------              --------

-------------------------------------------

(1) All amounts are stated in U.S. Dollars. Certain amounts were paid to Messrs. Hatt, Edwards, Carroll and Brooks in British Pounds and have been converted to U.S. Dollars at a conversion rate of $1.50/pound sterling 1.00.

(2) Other Annual Compensation consists of amounts paid in lieu of certain benefits.

(3) Mr. Davies' employment with the Company commenced on June 1, 1997 and this amount is the amount paid to him in salary during the period June 1 to December 31, 1997. His current base salary is $300,000 per annum.

(4) Amounts classified as "salary" were paid as a consulting fee to Newmark for the provision of Mr. Smith's services to BECET and the Company. See "Item 13 - Certain Relationships and Related Transactions."

   The following table summarizes stock options granted during 1997 to the persons named in the Summary Compensation Table.

                        OPTION GRANTS IN LAST FISCAL YEAR


                                                                                         POTENTIAL REALIZABLE VALUE AT
                                                                                         ASSUMED ANNUAL RATES OF STOCK
                                                                                         PRICE APPRECIATION FOR OPTION
                                                                                                    TERM(1)
                                                                                         -----------------------------
                                         PERCENT OF TOTAL
                                         OPTIONS GRANTED
                             OPTIONS     TO EMPLOYEES IN      EXERCISE     EXPIRATION
NAME                         GRANTED           1997            PRICE          DATE              5%             10%
----                         -------           ----            -----          ----              --             ---

James R. S. Hatt                 -0-            --               --             --              --              --

John Davies                  500,000          37.9%            $5.25         6/23/07        $1,650,848      $4,183,574

Simon Edwards                    -0-            --               --             --              --              --

Conor Carroll                    -0-            --               --             --              --              --

Robert Smith                     -0-            --               --             --              --              --

Alan G. Brooks               150,000          11.4%            $6.00         4/27/02         $248,653        $549,459

--------------------------------------------

(1) Potential Realizable Values are based on an assumption that the stock price of the Common Stock starts equal to the exercise price shown for each particular option grant and appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the term of the option. These amounts are reported net of the option exercise price, but before any taxes associated with exercise or subsequent sale of the underlying stock. The actual value, if any, an option holder may realize will be a function of the extent to which the stock price exceeds the exercise price on the date the option is exercised. The actual value to be realized by the option holder may be greater or less than the values estimated in this table.

         The following table summarizes option exercises during 1997 and the value of vested and unvested options for the persons named in the Summary Compensation Table at December 31, 1997. Year-end values are based upon a price of $5.375 per share, which was the closing market price of a share of the Company's Common Stock on the Nasdaq Stock Market on December 31, 1997.


                                  AGGREGATED OPTION EXERCISES IN LAST YEAR AND
                                             YEAR-END OPTION VALUES

                                                      NUMBER OF UNEXERCISED OPTIONS        VALUE OF UNEXERCISED
                                                           AT DECEMBER 31, 1997           IN-THE-MONEY OPTIONS AT
                                                                                             DECEMBER 31, 1997
                                                      ------------------------------- --------------------------------
                       SHARES ACQUIRED      VALUE
         NAME             ON EXERCISE      REALIZED    EXERCISABLE    UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
         ----             -----------      --------    -----------    -------------    -----------     -------------
James R. S. Hatt            90,000         $222,150      153,333         166,667            0                0

John Davies                   -0-            ---         166,666         333,334          31,250          104,167

Simon Edwards               90,000         $250,950      126,666         133,334            0                0

Conor Carroll                 -0-            ---          83,333         116,667            0                0

Robert Smith                10,000         $21,886       115,833         66,666             0                0

Alan G. Brooks                -0-             --         150,000           -0-              0               --


         The Company does not currently grant any long-term incentives, other than stock options, to its executives or other employees. Similarly, the Company does not sponsor any defined benefit or actuarial plans at this time.

EMPLOYMENT AGREEMENTS

         Pursuant to employment agreements, dated as of January 1, 1995, with the Company and PLD Management Services Limited ("PLDMS"), James Hatt was employed (i) as Chief Executive Officer of the Company at an initial annual salary of $167,500 and (ii) as an Executive of PLDMS at an initial annual salary of pound sterling 35,000. During 1996, Mr. Hatt's annual salaries under these agreements were $237,500 and pound sterling 35,000, respectively. Effective As of August 1, 1997, and as a consequence of the Company moving its executive offices to the United States, the agreement with PLDMS was terminated, and the agreement with the Company was amended and restated so as, inter alia, to combine the salary and other compensation arrangements previously provided by the two separate agreements. Under the amended and restated agreement Mr. Hatt's annual salary was $390,000 for 1997. In addition to his salary, an amount equal to twenty percent of his then current salary amount is payable by the Company to Mr. Hatt annually in lieu of all pension and other benefits. The agreement may be terminated without cause by either party upon six months prior written notice or for cause as specified; provided, that if Mr. Hatt gives notice of termination of employment with the Company, the Company may, in its sole discretion, terminate employment immediately upon the payment of the lump sum of six months' gross salary. Mr. Hatt may also terminate his employment with the Company upon three months prior written notice upon a change in control of the Company, as defined in the Company's Equity Compensation Plan (a "Change of Control"). Upon termination without cause by the Company or upon termination by Mr. Hatt upon a Change of Control, Mr. Hatt is to receive as a termination fee an amount equal to two times his then current annual salary from the Company.

         John Davies is employed as Deputy Chief Executive Officer pursuant to a letter agreement intended to be effective as June 1, 1997, at an initial annual salary of $300,000. In addition, he receives an amount equal to ten percent of his then current salary amount annually until such time as the Company is able to put in place for his benefit a full range of fringe benefits, including pension arrangements. The agreement may be terminated without cause by either party upon six months prior written notice or for cause as specified. Mr. Davies may also terminate his employment with the Company upon three months prior written notice upon a Change of Control. Upon termination without cause by the Company or upon termination by Mr. Davies upon a Change of Control, Mr. Davies is to receive as a termination fee an amount equal to two times his then current annual salary from the Company.

         Pursuant to employment agreements, dated as of October 1, 1995, with the Company and PLDMS, Simon Edwards was employed (i) as Chief Financial Officer of the Company at an initial annual salary of $107,500 and (ii) as an Executive of PLDMS at an initial annual salary of pound sterling 45,000. During 1996, Mr. Edwards' annual salaries under these agreements were $157,500 and pound sterling 45,000, respectively. As with Mr. Hatt, effective as of July 1, 1997 the agreement with PLDMS was terminated and the agreement with the Company was amended and restated. Under the amended and restated agreement Mr. Edwards' annual salary for 1997 was $325,000. In addition to his salary, an amount equal to twenty percent of his then current salary amount is payable by the Company to Mr. Edwards annually in lieu of all pension and other benefits. The agreement may be terminated without cause by either party upon six months prior written notice or for cause as specified; provided, that if Mr. Edwards gives notice of termination of employment with the Company, the Company may, in its sole discretion, terminate employment immediately upon the payment of the lump sum of six months' gross salary. Mr. Edwards may also terminate his employment with the Company upon three months prior written notice upon a Change in Control of the Company. Upon termination without cause by the Company or upon termination by Mr. Edwards upon a Change of Control, Mr. Edwards is to receive as a termination fee an amount equal to two times his then current annual salary from the Company.

         Pursuant to an employment agreement, dated August 6, 1996, with PLDMS, Mr. Brooks was employed as Chief Operating Officer as of July 1, 1996 at an initial annual salary of $200,000 and for an initial term of 18 months. During 1997, Mr. Brooks' annual salary under this agreement was $200,000. Effective July 28, 1997, the termination date for the agreement was extended to September 30, 1997, and that termination date has been extended orally. Since February 1, 1998, Mr. Brooks has been Special Projects Director of the Company.

         Pursuant to employment agreements, dated as of January 1, 1995, with the Company and PLDMS, Mr. Carroll was employed (i) as Vice President, Business Development of the Company at an initial annual salary of $55,000 and (ii) as an Executive of PLDMS at an initial annual salary of pound sterling 36,000. During 1996, Mr. Carroll'S annual salaries under these agreements were $75,000 and pound sterling 50,000, respectively. As of February 1997, Mr. CarrOll became Vice President, Operations of the Company. The agreement with the Company was amended and restated effective as of August 1, 1997 to incorporate various changes made in the agreements with Messrs. Hatt and Edwards, but without changing the overall compensation arrangements. The agreement may be terminated without cause by either party upon six months prior written notice or for cause as specified; provided, that if Mr. Carroll gives notice of termination of employment with the Company, the Company may, in its sole discretion, terminate employment immediately upon the payment of the lump sum of six months' gross salary. Mr. Carroll may also terminate his employment with the Company upon three months prior written notice upon a Change in Control of the Company. The agreement with PLDMS may be terminated without cause by either party upon thirty days prior written notice or for cause as specified. Upon termination without cause by the Company or upon termination by Mr. Carroll upon a Change of Control, Mr. Carroll is to receive as a termination fee a specific multiple of his then annual current salary from the Company, as determined from time to time by the board of directors. As of December 31, 1997, the applicable multiple for Mr. Carroll is 4.000. In addition to his salary from the Company and PLDMS, an amount equal to twenty percent of his then current salary amount is payable by the Company to Mr. Carroll annually in lieu of all pension and other benefits. No termination payment is payable to Mr. Carroll by PLDMS.

COMPENSATION OF DIRECTORS

         Non-employee directors are paid an annual directors' fees of $15,000 and fees of $750 for each board meeting and $250 for each committee meeting attended, and are reimbursed for expenses incurred in connection with attendance at Board of Directors and Committee meetings. In addition, the chairman of each Committee receives an additional annual fee of $5,000. Messrs. Dilley and Timothy Lowry (the other representative of Navona during 1997) declined all fees during 1997. All directors are eligible to participate in the Company's 1997 Equity Compensation Plan (the "Plan"). However, non-employee directors are only permitted to receive non-qualified stock options under the Plan, pursuant to arrangements under which, subject to approval by the Board of Directors, such individuals are automatically awarded 10,000 options upon becoming a director and a further 5,000 options annually, thereafter. Messrs. Dilley and Lowry declined all such options during 1997.

         See "Item 13 - Certain Relationships and Related Transactions" for a description of (i) the Company's consulting agreement with Newmark for the provision of services by Robert Smith during 1997, (ii) a description of certain arrangements between the Company and Cable & Wireless and (iii) a description of certain arrangements between the Company, Technocom and Dr. Antoniuk.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Mr. Hatt was on the board of directors of BECET during 1997. Until February 1997, Robert Smith, the Chairman of BECET, was a member of the Compensation Committee.

         The following Compensation Committee Report and the Comparative Stock Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K, as amended, into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

         The Board of Directors created the Compensation Committee (the "Committee") to have the responsibility for implementing and administrating the Company's compensation policies and programs for its executive officers.

         The Compensation Committee is responsible for setting the base salaries and the total compensation levels of the Chief Executive Officer (the "CEO") and the other executive officers of the Company having total annual compensation of over $200,000 and for determining which executives, including the CEO, will be granted stock options and the size of such grants. Mr. Hatt does not participate in the approval of his compensation.

         Prior to the continuance of the Company from Ontario to Delaware in February 1997, the Compensation Committee did not have the authority to approve stock option grants, which were approved by the entire Board of Directors. Robert Smith served on the Compensation Committee during 1996, but ceased to be a member of the committee in February 1997. David L. Heavenridge served on the Committee during his tenure as a director of the Company during 1997 and, upon his resignation as a director in October 1997, was replaced by Vladimir Kvint.

         Compensation Policies

         The Company's compensation policies for executive officers are designed to (a) provide competitive compensation packages that will attract and retain superior executive talent, (b) link a significant portion of compensation to financial results, so as to reward successful performance, and (c) provide long-term equity compensation, to further align the interests of executive officers with those of stockholders and further reward successful performance. The principal components of the Company's executive officer compensation program are base salary, annual cash incentive awards, and grants of stock options. Pursuant to the terms of the Plan, the Company's executive officer compensation program also includes grants of stock appreciation rights, restricted stock and performance units.

         Base salary levels for the Company's executive officers are reviewed on an annual basis by the Committee and are set generally to be competitive with other companies of comparable size and geographic location, taking into consideration the positions' complexity, responsibility, need for special expertise and personal hardships due to extensive international travel. Individual salaries also take into account individual experience and performance.

         The bonus program in 1997 was based on the performance of the Company's principal operating subsidiaries during 1997. Bonuses earned for 1997 consisted of 30% of base salary for each of Messrs. Hatt, Edwards, Davies, Brooks and Carroll.

         Long-Term Compensation

         The Committee periodically considers the desirability of granting stock options to officers and other employees of the Company. Prior to the Company's continuance as a Delaware corporation in February 1997, stock option grants were subject to approval by the entire Board of Directors. After February 1997, the Committee was granted the authority to make such grants. The objective of these grants are to align senior management and stockholder long-term interest by creating a strong and direct link between the executive's accumulation of wealth and stockholder return and to enable executives to develop and maintain a significant, long-term stock ownership position in the Company's Common Stock. Individual grants of stock options are based upon individual performance. The Committee believes that its past grants of stock options have successfully focused the Company's executive officers and other members of senior management on building stockholder value.

         Compensation of Chief Executive Officer

         In determining the compensation of Mr. Hatt, the Committee has taken into consideration his experience, dedication, performance and contribution to the growth of the Company and its operating subsidiaries over the past two years, the personal hardships resulting from extensive international travel, including long periods in the countries of the former Soviet Union, and Mr. Hatt's overall management strengths and business acumen.

         Presented by the Compensation Committee:

                   David M. Stovel
                   Edward Charles Dilley
                   Dr. Vladimir Kvint

COMPARATIVE STOCK PERFORMANCE GRAPH

         The graph below compares the cumulative total stockholder return on the Company's Common Stock with the cumulative total stockholder return of (i) the Nasdaq Stock Market Composite Index (the "Nasdaq Index"), and (ii) the Nasdaq Telecommunications Index, assuming an investment of $100 on February 18, 1993 (the date the Company's Common Shares were first traded in the United States on the Nasdaq Stock Market) in each of the Common Stock of the Company, the stocks comprising the Nasdaq Index and the stocks comprising the Nasdaq Telecommunications Index, and further assuming reinvestment of dividends, if any.





                                                    Nasdaq                  Nasdaq
    Measurement                                Stock Market             Telecommunications
       Date             PLD Telekom Inc.       Composite Index              Index
    -----------         ----------------       ---------------          ------------------
       2/18/93                100.0                 100.0                    100.0
      12/31/93                121.1                 117.3                    142.0
      12/31/94                 67.1                 113.5                    119.2
      12/31/95                 50.0                 158.8                    159.9
      12/31/96                 64.5                 194.9                    165.7
      12/31/97                 56.6                 237.1                    235.2

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information (as of March 31, 1998, except as otherwise noted), with respect to shares of Common Stock beneficially owned by owners of more than five percent of the outstanding Common Stock, by all current directors and nominees, by the executive officers of the Company named in the Summary Compensation Table included elsewhere in this proxy statement and by all current directors and executive officers of the Company as a group.

                                                                                       NUMBER
                                                                                      OF SHARES      PERCENT
                                                                                    BENEFICIALLY        OF
                                   BENEFICIAL OWNER                                   OWNED(1)       CLASS(2)
                                   ----------------                                 ------------     --------
       Navona Communications Corporation Ltd.(3)                                     10,305,739        30.7%
       Princeton Services, Inc.(4)                                                    7,013,856        18.2%
       BEA Associates(5)                                                              2,165,000         6.5%
       Citibank, N.A.(6)                                                              1,928,525         5.8%
       James R.S. Hatt(7)                                                               184,333           *
       John G. Davies(8)                                                                166,667           *
       Simon Edwards(9)                                                                 128,666           *
       Alan G. Brooks(10)                                                               151,500           *
       Conor Carroll(11)                                                                 85,833           *
       Robert Smith(12)                                                                 106,333           *
       Dr. Boris Antoniuk(13)                                                         1,326,240
       Edward Charles Dilley                                                                 --          --
       Gordon Humphrey(8)                                                                10,000            *
       Gennady Kudriavtsev(8)                                                            10,000            *
       Dr. Vladimir Kvint(8)                                                             10,000            *
       Julian Rawle                                                                          --           --
       David M. Stovel(8)                                                                22,500            *

       All current directors and executive officers of the
       Company as a group (13 persons)                                                2,202,072          6.4%

(1) In accordance with Securities and Exchange Commission regulations, the table lists all shares as to which such persons have or share the power to vote or to direct disposition. The number of shares indicated includes shares issuable upon the exercise of outstanding stock options, warrants or convertible securities held by each individual or group to the extent exercisable or convertible at March 31, 1998 or within 60 days thereafter. Unless otherwise indicated, each person has the sole power to vote and to direct disposition of the shares listed as beneficially owned by such person.

(2) Percentage for each individual or group calculated with reference to an aggregate of 33,324,290 shares of Common Stock outstanding at March 31, 1998 and all shares issuable upon the exercise of outstanding stock options, warrants or convertible securities that are exercisable by such individual or group within 60 days of March 31, 1998. Percentages of less than 1% have not been indicated.

(3) This information based upon Amendment No. 6 to Schedule 13D, filed April 20, 1998, with the Securities and Exchange Commission by Cable and Wireless plc. The amount shown includes currently exercisable warrants to purchase 250,000 shares of Common Stock held by Cable and Wireless plc, a corporation organized under the laws of England ("Cable & Wireless") located at 124 Theobalds Road, London WC1X 8RX. The remaining shares are held by Navona Communications Corporation Ltd., a Bermuda corporation ("Navona") and a wholly owned subsidiary of Cable & Wireless. Navona is located at Cedar House, 41 Cedar Avenue, Hamilton HM 12, Bermuda.

(4) This information is based upon Amendment No. 2 to Schedule 13G, filed February 2, 1998, with the Securities and Exchange Commission by Princeton Services, Inc. ("PSI"), Merrill Lynch Asset Management, L.P. ("Merrill Lynch Asset Management") and Merrill Lynch Global Allocation Fund, Inc., each of which is located at 800 Scudders Mill Road, Princeton, New Jersey 08536. The amount shown includes shares of Common Stock issuable upon the conversion of 9% Convertible Subordinated Notes of the Company (CUSIP 71623PAC) (the "Convertible Notes") and upon exercise of warrants to purchase shares of Common Stock (CUSIP 71623PAA) (the "Warrants"). In the aggregate, PSI may be deemed to beneficially own 1,698,200 shares of Common Stock, $19,200,000 aggregate principal amount of Convertible Notes and 74,500 warrants. Each such warrant may be exercised for 34 shares of Common Stock at an exercise price of $6.60 per share. The Convertible Notes are convertible, at the rate of 144.93 shares per $1,000 principal amount, at a conversion price of $6.90 per share. PSI disclaims beneficial ownership of the securities of the Company.

(5) This information is as of December 31, 1997 and is based upon Schedule 13F, filed with the Securities and Exchange Commission by BEA Associates, Inc., which is located at 153 East 53rd Street, New York, New York 10022.

(6) This information is as of December 31, 1997 and is based upon Schedule 13G, filed February 13, 1998, with the Securities and Exchange Commission by Citicorp and Citibank, N.A., which are located at 399 Park Avenue, New York, New York 10043.

(7) The amount shown includes currently exercisable options to purchase 153,333 shares of Common Stock.

(8) The amount shown consists entirely of currently exercisable options to purchase shares of Common Stock.

(9) The amount shown includes currently exercisable options to purchase 126,666 shares of Common Stock.

(10) The amount shown includes currently exercisable options to purchase 150,000 shares of Common Stock.

(11) The amount shown includes currently exercisable options to purchase 83,333 shares of Common Stock.

(12) The amount shown includes currently exercisable options to purchase 105,833 shares of Common Stock.

(13) The amount shown includes 1,316,240 shares held by P.S. Marketing & Consultancy Services Limited "P.S. Marketing"), which were issued to P.S. Marketing, at the direction of Elite International Limited ("Elite"), in connection with the November 1997 acquisition by the Company from Elite of additional interests in Technocom. Elite is an Irish company owned by a trust advised by Dr. Antoniuk and the shares of Common Stock are deemed to be beneficially owned by Dr. Antoniuk The amount shown also includes currently exercisable options to purchase 10,000 shares of Common Stock. Elite is the beneficial owner of 10 ordinary shares, par value IRpound sterling 1.00, of Technocom Limited, an Irish corporation and subsidiary of the Company ("Technocom"), representing 5.03% of the outstanding ordinary shares of Technocom. The Company understands that Dr. Antoniuk has the power to exercise the voting rights of the shares of Technocom owned by Elite. None of the other current directors and executive officers of the

         Company own any ordinary shares of Technocom, in which the Company owns a 80.4% equity interest



ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 1994 and 1995, Cable & Wireless provided services to and met certain liabilities of the Company. At December 31, 1995, the aggregate amount owed to Cable & Wireless under these arrangements was $1,843,000. These amounts were repaid in 1996.

         The Company entered into an agreement as of January 1, 1995 with Newmark with respect to the provision of the services of Robert Smith as a consultant to the Company and to act as Chairman of BECET. The agreement provides for the payment of $100,000 per annum (plus additional amounts depending on the amount of time devoted by Mr. Smith to the affairs of the Company or BECET) and is terminable for cause or by either party upon two years notice of termination. In addition, Newmark has the option of terminating the agreement in the event of a change of control of the Company (defined as control of more than 30% of all outstanding voting shares being acquired by any person or persons acting in concert other than Cable & Wireless and its affiliates) and shall be terminated if Mr. Smith shall be removed from the office of Chairman of BECET, in which events Newmark shall be entitled to the payment of two years remuneration. In 1997, Newmark received $100,000 with respect to the provision of Mr. Smith's services. Mr. Smith is President of Newmark.

         On November 26, 1997 the Company acquired a further 59 ordinary shares of Technocom from the two minority shareholders of Technocom, thereby increasing its percentage interest in Technocom from 50.75% to 80.4%. The Company acquired 29 of these shares from Elite, an Irish company beneficially owned by a trust advised by Dr. Antoniuk. The total consideration for the shares purchased from Elite was $6.25 million in cash and 1,316,240 shares of the Company's Common Stock. Sale of these shares is prohibited prior to January 1, 2000.

         In addition, the Company restructured certain "put and call" arrangements with the other two shareholders of Technocom. Under these arrangements as originally structured the remaining ordinary shares of Technocom held by these shareholders (10 shares, or approximately 5% of the total ordinary shares outstanding, in the case of Elite) were to have been independently valued in 1999 and the Company had the right to call, and Elite and the other shareholder had the right to put, their respective interests at the per share value established by the valuation. These arrangements were restructured as follows. In the case of Elite, two of its remaining ten ordinary shares were made subject to a new put and call arrangement which would come into effect in 1998, with the "put and call" price to be $1 million or, at Elite's option, that number of shares of the Common Stock which resulted from dividing $1 million by the lower of $5.85 and the average closing price of such shares over the preceding ten trading days. The remaining eight ordinary shares continued to be subject to the existing put and call arrangements in 1999, except that the valuation would be made by the Company and that the amount paid pursuant to the exercise of either the put or the call could not exceed $9,620,689 or be less than $6,689,655.

         Technocom has entered into a consulting agreement with Elite for the provision to Technocom of the services of Dr. Antoniuk for a period expiring on June 30, 2002, pursuant to which Technocom paid Elite fees equal to $108,333 per annum for the term of the agreement, reviewable periodically, plus the reasonable expenses of Dr. Antoniuk. As of November 26, 1997, the annual fees payable to Elite under this agreement were increased to $158,333.

         In addition, pursuant to a Service Agreement, dated as of November 26, 1997, with the Company, Dr. Antoniuk has been employed since such date as Group Director - Russia and CIS, at an annual salary of $50,000. The agreement may be terminated without cause by either party upon six months prior written notice or for cause as specified; provided that, if either party gives notice of termination of employment with the Company, the Company may, in its sole discretion, terminate such employment immediately upon the payment of the lump sum of six months' gross salary. Dr. Antoniuk may also terminate his employment with the Company upon three months prior written notice upon a Change in Control of the Company. Upon termination without cause by the Company or upon termination by Dr. Antoniuk upon a Change of Control, Dr. Antoniuk is to receive as a termination fee an amount equal to two times his then current annual salary from the Company.

         Since June 16 1997, Dorothea Hatt, the wife of James Hatt, the Company's President and Chief Executive Officer, has been employed as Legal Assistant of the Company at an annual salary of $75,000.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on April 29, 1998.

                                PLD TELEKOM INC.


                                By:  /s/ James R.S. Hatt
                                     ----------------------------
                                     James R. S. Hatt
                                     President and
                                     Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report been signed by the following persons in the capacities and on the dates indicated.


Signature                                         Title                                   Date
---------                                         -----                                   ----

 /s/ Boris Antoniuk                             Director                                April 29, 1998
-------------------------------
Boris Antoniuk

 /s/ Edward Charles Dilley                      Director                                April 29, 1998
-------------------------------
Edward Charles Dilley

 /s/ Simon Edwards                              Director and Chief Financial            April 29, 1998
-------------------------------
Simon Edwards                                   Officer (Principal Financial Officer)

 /s/ James R. S. Hatt                           Director, President and                 April 29, 1998
-------------------------------
James R. S. Hatt                                Chief Executive Officer
                                               (Principal Executive Officer)

 /s/ Gordon Humphrey                            Director                                April 29, 1998
-------------------------------
Gordon Humphrey

 /s/ Gennady Kudriavtsev                        Director                                April 29, 1998
-------------------------------
Gennady Kudriavtsev

/s/ Vladimir Kvint                              Director                                April 29, 1998
-------------------------------
Vladimir Kvint

/s/ Julian Rawle                                Director                                April 29, 1998
-------------------------------
Julian Rawle

 /s/ Robert Smith                               Director                                April 29, 1998
-------------------------------
Robert Smith

 /s/ David Stovel                               Director                                April 29, 1998
-------------------------------
David Stovel