Form 10-Q
period 1998-03-31
PLD TELEKOM INC
filed 1998-05-15
CIK 890568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________


                       COMMISSION FILE NUMBER:    0-20444
                                               -------------

                                PLD TELEKOM INC.
             (Exact name of registrant as specified in its charter)


                     DELAWARE                                                             13-3950002
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

         COMMON STOCK, $.01 PAR VALUE - 33,324,290 SHARES (APRIL 29, 1998)

                                PLD TELEKOM INC.


                                      INDEX


                                                                                                                   Page
Part I   Financial Information

  Item 1.  Financial Statements

     PLD Telekom Inc.

         Consolidated Condensed Balance Sheets as of March 31, 1998 (Unaudited) and December 31, 1997..............  3

         Consolidated Condensed Statements of Operations (Unaudited) for the three months ended
         March 31, 1998 and 1997...................................................................................  4

         Consolidated Condensed Statements of Cash Flows (Unaudited) for the three months ended March 31, 1998 and 1997.............................................................................  5

         Notes to Consolidated Condensed Financial Statements (Unaudited) for
         the three months ended March 31, 1998.....................................................................  6

     NWE Capital (Cyprus) Ltd.

         Consolidated Condensed Balance Sheets as of March 31, 1998 (Unaudited) and
         December 31, 1997......................................................................................... 17

         Consolidated Condensed Statements of Operations (Unaudited) for the  three months ended
         March 31, 1998 and 1997................................................................................... 18

         Consolidated Condensed Statements of Cash Flows (Unaudited) for the three months ended
         March 31, 1998 and 1997................................................................................... 19

         Notes to the Consolidated Condensed Financial Statements (Unaudited) for the three months ended March 31, 1998...................................................................................... 20

     Technocom Limited and Subsidiaries

         Consolidated Condensed Balance Sheets as of March 31, 1998 (Unaudited) and
         March 31, 1997............................................................................................ 24

         Consolidated Condensed Statements of Operations (Unaudited) for the three months ended March 31, 1998 and 1997............................................................................. 25

         Consolidated Condensed Statements of Cash Flows (Unaudited) for the three months ended March 31, 1998 and 1997............................................................................. 26

         Notes to the Consolidated Condensed Financial Statements (Unaudited) for the three months ended March 31, 1998............................................................................... 27

     Wireless Technology Corporations Limited

         Consolidated Condensed Balance Sheets as of March 31, 1998 (Unaudited) and
         December 31, 1997......................................................................................... 30

         Consolidated Condensed Statements of Operations (Unaudited) for the three months ended March 31, 1998 and 1997............................................................................. 31

         Consolidated Condensed Statements of Cash Flows (Unaudited) for the three months ended March 31, 1998 and 1997............................................................................. 32

         Notes to the Consolidated Condensed Financial Statements (Unaudited) for the three months ended March 31, 1998............................................................................... 33

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations .................. 34

Part II  Other Information

  Item 6.  Exhibits and Reports on Form 8-K........................................................................ 39

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS




PLD TELEKOM INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 1998 (UNAUDITED) AND DECEMBER 31, 1997

                                                                     March 31           Dec. 31
                                                                         1998              1997
(Thousands of U.S. dollars)
----------------------------------------------------------------------------------------------

Assets:

  Current assets:
    Cash and cash equivalents                                       $  17,145         $  17,256
    Trade receivables, net of allowances                               17,174            17,078
    Other receivables and prepaids                                     10,171             8,615
    Inventory                                                           2,978             2,802
    Due from related parties                                            7,049             6,320
                                                                    ---------         ---------
            Total current assets                                       54,517            52,071

  Escrow funds                                                         34,317            33,868
  Property and equipment, net                                         139,156           134,998
  Telecommunications licenses, net                                     76,350            78,837
  Due from related parties                                              3,011             3,011
  Other investments                                                     6,131             7,036
  Other assets                                                         24,689            25,765
                                                                    ---------         ---------
            Total assets                                            $ 338,171         $ 335,586
                                                                    =========         =========
Liabilities and Shareholders' Equity:

  Current liabilities:
    Short-term borrowings                                              20,320            20,320
    Accounts payable                                                   12,169            13,597
    Accrued liabilities                                                 5,725             5,750
    Due to related parties                                              5,345             5,336
    Deferred revenues                                                   2,317             3,128
    Customer deposits                                                   3,321             3,070
    Other current liabilities                                           4,768             2,256
                                                                    ---------         ---------
            Total current liabilities                                  53,965            53,457

  Long-term debt                                                      136,437           133,516
  Minority interest                                                    25,047            21,382

  Shareholders' equity:
    Preferred stock, par value $0.01 per share, authorized -
          100,000,000, issued and outstanding - 446,884                     4                 4
    Common stock, par value $0.01 per share, authorized -
          100,000,000, issued and outstanding - 33,324,290                333               333
    Additional paid-in capital                                        204,007           204,007
    Accumulated deficit                                               (81,622)          (77,113)
                                                                    ---------         ---------
            Total shareholders' equity                                122,722           127,231
                                                                    ---------         ---------
            Total liabilities and shareholders' equity              $ 338,171         $ 335,586
                                                                    =========         =========

See accompanying notes to consolidated condensed financial statements.

PLD TELEKOM INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31

                                                                        1998                  1997
(Thousands of U.S. dollars, except share and per share data)
------------------------------------------------------------------------------------------------------

Revenues:
  Telecommunications                                                 $     34,719         $     23,380
  Finance lease income                                                        447                  511
                                                                     ------------         ------------
                                                                           35,166               23,891
Direct costs                                                               10,796                8,521
                                                                     ------------         ------------
     Gross profit                                                          24,370               15,370


Operating expenses:
  General and administrative                                                9,700                7,248
  Depreciation                                                              3,099                2,325
  Amortization                                                              2,692                2,028
  Taxes other than income taxes                                             1,680                1,288
                                                                     ------------         ------------
                                                                           17,171               12,889
                                                                     ------------         ------------
     Operating income                                                       7,199                2,481

Other income/(expense):
  Share of loss from equity investments                                      (210)                (278)
  Interest and other income                                                   871                1,142
  Interest expense                                                         (5,190)              (4,269)
  Amortization of deferred financing costs                                   (401)                (288)
  Foreign exchange loss                                                      (116)                 (39)
  Loss on disposal of investments and property and equipment                   --                 (251)
                                                                     ------------         ------------
     Earnings/(loss) before income taxes and minority interest              2,153               (1,502)
  Income taxes                                                              2,997                1,074
                                                                     ------------         ------------
     Loss before minority interest                                           (844)              (2,576)
Minority interest                                                           3,665                1,766
                                                                     ------------         ------------
     Net loss                                                             ($4,509)             ($4,342)
                                                                     ============         ============
Net loss per common share:

  Basic                                                                    ($0.14)              ($0.14)
                                                                     ============         ============
  Diluted                                                                  ($0.14)              ($0.14)
                                                                     ============         ============
Weighted average common shares outstanding                             33,324,290           31,731,034
                                                                     ============         ============

See accompanying notes to consolidated condensed financial statements.

PLD TELEKOM INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31

                                                                               1998             1997
(Thousands of U.S. dollars)
-----------------------------------------------------------------------------------------------------

Cash flows from operating activities:


    Net loss                                                               ($ 4,509)        ($ 4,342)
    Adjustments to reconcile net loss to net cash
      provided by/(used in) operating activities:
      Depreciation and amortization                                           6,192            4,641
      Share of loss of equity investments                                       210              278
      Accrued interest on senior discount notes                               3,964            3,375
      Minority interest                                                       3,665            1,766
      Other                                                                      --              253
      Changes in operating assets and liabilities:
        Decrease/(increase) in trade receivables, net of allowances             (96)          (2,061)
        Decrease/(increase) in other receivables and prepaids                (1,556)             849
        Decrease/(increase) in inventory                                       (176)             159
        Change in due from or to related parties                               (720)            (204)
        Increase/(decrease) in accounts payable, accrued liabilities,
         customer deposits and other current liabilities                       (668)           1,725
        Increase/(decrease) in deferred revenue                                (811)             270
                                                                           --------         --------
                                                                              5,495            6,709
  Cash flows from investing activities:
    Capital expenditures                                                     (5,894)         (13,902)
    Escrow funds                                                               (449)            (535)
    Investments and other assets                                              1,164           (2,085)
                                                                           --------         --------
                                                                             (5,179)         (16,522)
  Cash flows from financing activities:
    Payments on long-term indebtedness                                         (427)              --
    Short-term debt borrowings                                                   --            5,171
    Issuance of common stock                                                     --               95
                                                                           --------         --------
                                                                               (427)           5,266
                                                                           --------         --------
Decrease in cash and cash equivalents                                          (111)          (4,547)
Cash and cash equivalents, beginning of period                               17,256           40,674
                                                                           --------         --------
Cash and cash equivalents, end of period                                   $ 17,145         $ 36,127
                                                                           ========         ========

Supplemental disclosures:
    Non-cash investing and financing activities:
      Supplier financing                                                   $  1,363               --
                                                                           ========         ========
    Interest paid                                                          $    532         $    251
                                                                           ========         ========
    Income taxes paid                                                      $  2,885         $  1,106
                                                                           ========         ========

See accompanying notes to consolidated condensed financial statements.

PLD TELEKOM INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a) Basis of Presentation. The accompanying consolidated condensed financial statements are unaudited and have been prepared by PLD Telekom Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the consolidated financial statements include all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of March 31, 1998 and the consolidated results of operations and cash flows of the Company for the three months ended March 31, 1998 and 1997.

         Certain information and footnote disclosures generally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Results for the interim period are not necessarily indicative of the results for a full year.

         These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

         (b) Net loss per share. The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), on December 31, 1997. SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15. "Earnings Per Share". SFAS 128 requires dual presentation of basic and diluted EPS for net income on the face of the statement of operations and a separate reconciliation of both EPS amounts. Basic EPS is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period presented. Basic loss per share for 1997 has been restated to give effect to SFAS 128 and was not different from net loss per share measured under APB No. 15. Potentially dilutive common stock equivalents totalling 967,000 and 1,621,000 for the quarters ended March 31, 1997 and 1998, respectively, have not been included in the computation of diluted net loss per common share because they were antidilutive for the periods presented.

         (c) Comprehensive income. Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," was issued in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 as of January 1, 1998. As SFAS 130 only requires additional disclosures in the Company's consolidated financial statements, its adoption did not have any impact on the Company's consolidated position or results of operations.

         (d) New pronouncements. SFAS No. 131 (SFAS 131), "Disclosure about Segments of an Enterprise and Related Information," was issued in June 1997. SFAS 131 establishes standards for the way public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 for its annual reporting in 1998.

         (e) Reclassifications. Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

(2) FUTURE ACTIVITIES

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

         Ultimate recoverability of the Company's investments in its operating subsidiaries, PeterStar Company Limited ("PeterStar"), Baltic Communications Limited ("BCL"), ALTEL, formerly known as BECET International ("ALTEL"), and Teleport-TP, is dependent upon each of these subsidiaries achieving and maintaining profitability, which is dependent to a certain extent on the stabilization of the economies of the former Soviet Union, the ability to maintain the necessary telecommunications licenses and the ability to obtain adequate financing to meet capital commitments.

(3) RESTRICTED CASH

         Technocom Limited has entered into bank guarantees in connection with certain of its telecommunications equipment supplier financing agreements. The amount of the guarantees reduces automatically in accordance with installments paid. The amount outstanding as of March 31, 1998 under these supplier financing agreements secured by bank guarantees is approximately $3.2 million. In addition, pursuant to the terms of the Company's $149.5 million private placement completed on June 12, 1996, $34.3 million remained in escrow on March 31, 1998. These funds will be released in the future for telecommunications equipment and investments in Russia and Kazakhstan.

(4) CONTINGENCIES

         (a) Under applicable Russian currency control regulations, the Company's Russian subsidiaries are required to have certain licenses from the Central Bank of Russia to enable them to make payments of and accept receipts of hard currency. While PeterStar and BCL have or have applied for all the necessary licenses. Failure to receive the remaining licenses could result in fines and penalties. Management does not believe that such fines and penalties would be material.

         (b) Certain of the Company's Russian subsidiaries have accrued profits and other taxes based on interpretations of the law which may ultimately be disputed by the Russian taxation authorities. The exposure to additional profits and other taxes, fines and penalties is not determinable, although the Company believes such amounts will not be material.

         (c) At March 31, 1998, Technocom and PeterStar have commitments of approximately $500,000 and $12.4 million, respectively, related to the acquisition of telecommunications equipment. The PeterStar supply contract provides for financing of the entire amount over approximately five years.

         (d) While it has not had to do so historically, PeterStar anticipates that it will have to begin paying local line rental charges to the Petersburg Telephone Network in 1998. The exact fee, and the date from which charges will be levied, have yet to be determined, but the Company does not believe that such payments will have a material adverse effect on the Company's financial position or results of operations.

         (e) Teleport-TP currently utilizes capacity on three Intelsat satellites for the provision of its international and domestic long distance services, pursuant to a fifteen year contract signed with Intelsat in January 1993. The agreement requires quarterly payments of $616,500 for the remainder of its term.

(5)     SUBSEQUENT EVENTS

        On April 19, 1998, the Company entered into separate agreements with News America Incorporated ("News America"), a wholly owned subsidiary of News Corporation Limited, and Cable and Wireless plc ("Cable & Wireless") regarding, among other things, the acquisition by the Company of: (i) an additional 11% interest in its subsidiary PeterStar from News America (after its acquisition of such interest from Cable & Wireless); and (ii) a 50% interest in BELCEL, a mobile telephone business in Belarus, together with certain intercompany indebtedness from Cable & Wireless. In connection with these acquisitions, the Company agreed to issue an aggregate of 4.2 million shares of its Common Stock to News America and Cable & Wireless. In addition, Cable & Wireless and News America entered into an agreement providing for the sale by Cable & Wireless to News America of its complete stake in the Company (including the Common Stock being issued by the Company to Cable & Wireless in exchange for the interest in BELCEL) and a warrant to purchase 250,000 shares of Common Stock. The transactions are conditioned on, among other things, clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (which was received on May 4, 1998) and approval of the acquisition of the additional PeterStar interest by the shareholders of the Company. The Company currently expects the transactions to close in June 1998.

(6)      CONSOLIDATING CONDENSED FINANCIAL INFORMATION

         NWE Capital (Cyprus) Limited ("NWE Cyprus"), Wireless Technology Corporations Limited ("WTC"), BCL, PLD Asset Leasing Limited ("PLD Asset Leasing") and PLD Capital Limited ("PLD Capital") (collectively, the "Subsidiary Guarantors") have guaranteed the Company's Senior Notes and Convertible Notes issued in June 1996. The following consolidating balance sheets as of March 31, 1998 and December 31, 1997 and consolidating statements of operations and cash flows for the three months ended March 31, 1998 and 1997, depict the financial position and results of operations and cash flows for the Company, presented using the equity method of accounting for its subsidiaries, the combined Subsidiary Guarantors, presented using the equity method of accounting, and the combined non-guarantor subsidiaries together with consolidating eliminations to arrive at the consolidated balance sheets, statements of operations and cash flows of the Company and its subsidiaries. Each of the Subsidiary Guarantors are wholly owned and their guarantees are full, unconditional and joint and several.

         NWE Cyprus and WTC are holding companies and have no operations independent of their subsidiaries. PLD Asset Leasing and PLD Capital are special purpose holding companies incorporated in Cyprus which lease equipment to non-guarantor subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented because they are not material to investors.

         There can be no assurance that guarantees by the Subsidiary Guarantors, all of which are incorporated in jurisdictions outside the United States, can be enforced easily, if at all. Persons seeking to enforce these guarantees may therefore need to do so outside the United States. The need to bring enforcement actions in such other jurisdictions, and to comply with the laws of those jurisdictions in relation thereto, may significantly complicate, delay or limit enforcement of such guarantees.

         In addition, the ability to enforce an "upstream" guarantee (or guarantee by a subsidiary of a parent's obligations) is subject to some uncertainty not only in the United States but also in other applicable jurisdictions such as Cyprus and Russia, and may well be subject to similar uncertainty in other jurisdictions where such guarantee may be sought to be enforced against any Subsidiary Guarantor. Efforts have been made to minimize the effect of any possible invalidity of the guarantees by limiting the extent to which they may be enforced against a Subsidiary Guarantor to such amounts which will not render the guarantees void, voidable or unenforceable, and, in the case of PLD Asset Leasing and PLD Capital Limited, by limiting the activities of each such subsidiary to its leasing, selling or investing operations and in the case of PLD Asset Leasing, PLD Capital and NWE Cyprus by limiting the ability of each such subsidiary to incur indebtedness. However, there can be no assurance that such efforts have been successful.

         Payments under the guarantee given by BCL may require a license from the Russian Central Bank and may also (to the extent such payments are considered to be interest) be subject to Russian withholding tax. While under current law payments under the guarantees by PLD Asset Leasing, PLD Capital, WTC and NWE Cyprus currently in existence may be made without the need for licenses or withholding of tax, there can be no assurance that PLD Asset Leasing, PLD Capital, WTC or NWE Cyprus will not encounter such problems hereafter.

         Finally, the ability of a foreign claimant to enforce a judgement or arbitral award obtained in respect of a guarantee outside those jurisdictions in which the Subsidiary Guarantors are incorporated may be limited. For example, some jurisdictions (i.e., Russia) generally only recognize foreign judgments or arbitral awards pursuant to bilateral or multilateral treaty arrangements. In addition, the local courts may have limited experience in the enforcement of foreign judgments. The possible need to re-litigate in the jurisdiction in which a Subsidiary Guarantor is located a judgment or arbitral award obtained elsewhere in respect of its guarantee may significantly delay the enforcement of such judgment or award.

         There are no restrictions in the charter or other foundation documents of the Subsidiary Guarantors which restrict their ability to pay dividends, and each of such companies is a wholly owned, direct or indirect, subsidiary of the Company. However, each such company's ability to pay dividends may be affected, from time to time, by: (i) their own ability to generate sufficient cash from their operations; (ii) the level of taxation, particularly corporate profits and withholding taxes, in the jurisdictions in which they operate; and (iii) exchange controls and currency repatriation restrictions in effect in the jurisdictions in which they operate.

PLD TELEKOM INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Consolidating Balance Sheet (Unaudited)
As of March 31, 1998
(in thousands)

                                                                                       Non-
                                                                   Guarantor         Guarantor
                                                                  Subsidiaries     Subsidiaries                         PLD
                                                         PLD       (combined)       (combined)     Eliminations    Consolidated
                                                       -------    ------------    -------------    ------------    -------------
  ASSETS:

  Current assets:
    Cash and cash equivalents                           1,735           406           15,004                 --         17,145
    Trade Receivables, net of allowances                   --         1,482           15,692                 --         17,174
    Other receivables and prepaids                      1,221           160            8,790                 --         10,171
    Inventory                                              --           260            2,718                 --          2,978
    Due from related parties                              600         1,313            5,136                 --          7,049
                                                      -------      --------         --------           --------       --------
        Total current assets                            3,556         3,621           47,340                 --         54,517

  Escrow funds                                         34,317           --               --                  --         34,317
  Intercompany investments and advances               217,212       149,477            2,766           (369,455)           --
  Property and equipment, net                             223         6,039          133,979             (1,085)       139,156
  Telecommunications licenses, net                         --            --               --             76,350         76,350
  Due from related parties                                 --         3,011               --                 --          3,011
  Other investments                                     3,000         7,594            3,642             (8,105)         6,131
  Other assets                                         11,909            65              349             12,366         24,689
                                                      -------      --------         --------           --------       --------
        Total assets                                  270,217       169,807          188,076           (289,929)       338,171
                                                      =======      ========         ========           ========       ========

  LIABILITIES AND SHAREHOLDERS' EQUITY:

  Current liabilities:
    Short-term borrowings                              19,420            --              900                 --         20,320
    Accounts payable                                        3         2,584            9,582                 --         12,169
    Accrued liabilities                                   576           150            4,999                 --          5,725
    Due to related parties                                 --            24            5,321                 --          5,345
    Deferred revenue                                       --             4            2,313                 --          2,317
    Customer deposits                                      --            --            3,321                 --          3,321
    Other current liabilities                           1,318           118            3,332                 --          4,768
                                                      -------      --------         --------           --------       --------
        Total current liabilities                      21,317         2,880           29,768                 --         53,965

  Long-term debt                                      126,178            --           10,259                 --        136,437
  Intercompany payables                                    --        43,869           39,229            (83,098)           --
  Minority interest                                        --            --               --             25,047         25,047
  Commitments and contingencies                            --            --               --                 --             --

  Shareholders' equity:
    Preferred stock                                         4           --            40,000            (40,000)             4
    Common stock                                          333       125,640           33,908           (159,548)           333
    Additional paid-in capital                        204,007            --               --                 --        204,007
    Accumulated deficit                               (81,622)       (2,582)          34,912            (32,330)       (81,622)
                                                      -------      --------         --------           --------       --------
        Total shareholders' equity                    122,722       123,058          108,820           (231,878)       122,722
                                                      -------      --------         --------           --------       --------
        Total liabilities and shareholders' equity    270,217       169,807          188,076           (289,929)       338,171
                                                      =======      ========         ========           ========       ========

PLD TELEKOM INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Consolidating Balance Sheet
As of December 31, 1997
(in thousands)

                                                                                     Non-
                                                                 Guarantor         Guarantor
                                                                Subsidiaries     Subsidiaries
                                                    Parent       (combined)       (combined)         Eliminations    Consolidated
                                                  ----------- ----------------- ------------------ ---------------- ---------------
  ASSETS:

  Current assets:
    Cash and cash equivalents                           5,513               241             11,502               --          17,256
    Trade Receivables, net of allowances                   --             1,239             15,839               --          17,078
    Other receivables and prepaids                      1,220               168              7,227               --           8,615
    Inventory                                              --               214              2,588               --           2,802
    Due from related parties                            1,600                --              4,720               --           6,320
                                                  ----------- ----------------- ------------------ ---------------- ---------------
        Total current assets                            8,333             1,862             41,876               --          52,071

  Escrow funds                                         33,868                --                 --               --          33,868
  Intercompany investments and advances               210,844           148,295              2,615         (361,754)             --
  Property and equipment, net                             191             6,181            129,780           (1,154)        134,998
  Telecommunications licenses, net of amortization         --                --                622           78,215          78,837
  Due from related parties                              3,011                --                 --               --           3,011
  Other investments                                     3,000             7,384              4,036           (7,384)          7,036
  Other assets                                         11,971             2,846                803           10,145          25,765
                                                  ----------- ----------------- ------------------ ---------------- ---------------
        Total assets                                  271,218           166,568            179,732         (281,932)        335,586
                                                  =========== ================= ================== ================ ===============

  LIABILITIES AND SHAREHOLDERS' EQUITY:

  Current liabilities:
    Short-term borrowings                              19,420                --                900               --          20,320
    Accounts payable                                    1,224             1,861             10,512               --          13,597
    Accrued liabilities                                   371                34              5,495             (150)          5,750
    Due to related parties                                 --                --              6,394           (1,058)          5,336
    Deferred revenue                                       --                --              3,128               --           3,128
    Customer deposits                                      --                --              3,070               --           3,070
    Other current liabilities                             758               283              1,258              (43)          2,256
                                                  ----------- ----------------- ------------------ ---------------- ---------------
        Total current liabilities                      21,773             2,178             30,757           (1,251)         53,457

  Long-term debt                                      122,214                --             11,302               --         133,516
  Intercompany payables                                    --            45,949             36,250          (82,199)             --
  Minority interest                                        --                --                 --           21,382          21,382
  Commitments and contingencies

  Shareholders' equity:
    Preferred stock                                         4                --             40,000          (40,000)              4
    Common stock                                          333           125,640             33,908         (159,548)            333
    Additional paid-in capital                        204,007                --                 --               --         204,007
    Accumulated deficit                               (77,113)           (7,199)            27,515          (20,316)        (77,113)
                                                  ----------- ----------------- ------------------ ---------------- ---------------
        Total shareholders' equity                    127,231           118,441            101,423         (219,864)        127,231
                                                  ----------- ----------------- ------------------ ---------------- ---------------
        Total liabilities and shareholders'
        equity                                       271,218           166,568            179,732         (281,932)        335,586
                                                  =========== ================= ================== ================ ===============

::
PLD TELEKOM INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Consolidating Statement of Operations (Unaudited)
Three Months Ended March 31, 1998
(in thousands, except share and per share data)

                                                                                Non-
                                                            Guarantor        Guarantor
                                                           Subsidiaries     Subsidiaries
                                              Parent        (combined)       (combined)       Eliminations     Consolidated
                                              ------       ------------     ------------      ------------     ------------
Revenues:

  Telecommunications                         $    --              2,242           32,477                --           34,719
  Finance lease income                            --                210              447              (210)             447
  Management fees                              1,025                 --               --            (1,025)              --
                                             -------       ------------     ------------      ------------     ------------
       Total revenues                          1,025              2,452           32,924            (1,235)          35,166
Direct costs                                                      1,144            9,652                --           10,796
                                             -------       ------------     ------------      ------------     ------------
       Gross profit                            1,025              1,308           23,272            (1,235)          24,370

Operating expenses:

  General and administrative                   1,553                722            7,526              (101)           9,700
  Depreciation                                   (53)               208            2,944                --            3,099
  Amortization                                 1,248              1,221               79               144            2,692
  Management fees                                 --                 --            1,025            (1,025)              --
  Taxes other than income taxes                  130                178            1,372                --            1,680
                                             -------       ------------     ------------      ------------     ------------
       Total operating expenses                2,878              2,329           12,946              (982)          17,171
                                             -------       ------------     ------------      ------------     ------------
       Operating income/(loss)                (1,853)            (1,021)          10,326              (253)           7,199

Other income/(expense):
  Share of income/(loss) from
    equity investments                         2,575              5,694             (210)           (8,269)            (210)
  Interest and other income                      515                136              220                --              871
  Interest expense                            (5,028)                --             (372)              210           (5,190)
  Amortization of deferred financing costs      (401)                --               --                --             (401)
  Foreign exchange loss                           --                (73)             (43)               --             (116)
  Loss on disposals                             (317)                --              400               (83)              --
                                             -------       ------------     ------------      ------------     ------------
       Earnings/(loss) before income taxes
       and minority interest                  (4,509)             4,736           10,321            (8,395)           2,153

Income taxes                                      --                 72            2,925                --            2,997
                                             -------       ------------     ------------      ------------     ------------
        Loss before minority interest         (4,509)             4,664            7,396            (8,395)            (844)
Minority interest                                 --                 --               --             3,665            3,665
                                             -------       ------------     ------------      ------------     ------------
       Net loss                              $(4,509)             4,664            7,396           (12,060)          (4,509)
                                             =======       ============     ============      ============     ============

::
PLD TELEKOM INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Consolidating Statement of Operations (Unaudited)
Three Months Ended March 31, 1997
(in thousands, except share and per share data)

                                                                                  Non-
                                                                 Guarantor      Guarantor
                                                                Subsidiaries   Subsidiaries
                                                     Parent      (combined)     (combined)    Eliminations  Consolidated
                                                  -----------   ------------   ------------   ------------  -------------
Revenues:

  Telecommunications                                $     --         1,779        21,601             --         23,380
  Finance lease income                                    --           188           511           (188)           511
  Management fees                                         --           562            --           (562)            --
                                                     -------       -------       -------         ------         -------
     Total revenues                                       --         2,529        22,112           (750)        23,891
Direct costs                                              --           291         8,230             --          8,521
                                                     -------       -------       -------         ------         -------
     Gross profit                                         --         2,238        13,882           (750)        15,370

Operating expenses:
  General and administrative                             610         1,160         5,769           (291)         7,248
  Depreciation                                           (69)          192         2,202             --          2,325
  Amortization                                           796         1,220            12             --          2,028
  Management fees                                          5            --           557           (562)            --
  Taxes other than income taxes                           85            97         1,106             --          1,288
     Total operating expenses                        -------       -------       -------         ------         -------
                                                       1,427         2,669         9,646           (853)        12,889
                                                     -------       -------       -------         ------         -------
     Operating income/(loss)                          (1,427)         (431)        4,236            103          2,481
Other income/(expense):
  Share of income/(loss) from equity investments         603         2,570          (278)        (3,173)          (278)
  Interest and other income                              607            --           502             33          1,142
  Interest expense                                    (3,970)         (203)         (502)           406         (4,269)
  Amortization of deferred financing costs              (288)           --            --             --           (288)
  Foreign exchange loss                                  133            92          (264)            --            (39)
  Loss on disposals                                       --            --            --           (251)          (251)
                                                     -------       -------       -------         ------         -------
     Earnings/(loss) before income taxes
     and minority interest                            (4,342)        2,028         3,694         (2,882)        (1,502)
Income taxes                                              --            32           750            292          1,074
                                                     -------       -------       -------         ------         -------
     Loss before minority interest                    (4,342)        1,996         2,944         (3,174)        (2,576)
Minority interest                                         --            --           121          1,645          1,766
                                                     -------       -------       -------         ------         -------
     Net loss                                        $(4,342)        1,996         2,823         (4,819)        (4,342)
                                                     =======       =======       =======         ======         =======

PLD TELEKOM INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Consolidating Statement of Cash Flows (Unaudited)
Three Months Ended March 31, 1998
(in thousands)

                                                                                        Non-
                                                                   Guarantor         Guarantor
                                                                  Subsidiaries      Subsidiaries
                                                       Parent      (combined)        (combined)      Eliminations     Consolidated
                                                       ------     ------------      ------------     ------------     ------------
Net cash provided by/(used in) operating activities       513              332           10,408            (5,758)           5,495

Cash flows from investing activities:
  Capital expenditures                                    (49)             (74)          (6,423)              652           (5,894)
  Escrow funds                                           (449)              --               --                --             (449)
  Investments and other assets                          (3,793)             650              (56)            4,363            1,164
                                                       ------     ------------      -----------      ------------     ------------
    Net cash used in investing activities              (4,291)             576           (6,479)            5,015           (5,179)
                                                       ------     ------------      -----------      ------------     ------------
Cash flows from financing activities:
  Short-term borrowings/(repayments)                       --               --             (427)               --             (427)
  Issuance of stock                                        --               --               --                --               --
  Related party advances and other                         --             (743)              --               743               --
                                                       ------     ------------     ------------      ------------     ------------
    Net cash provided by financing activities              --             (743)            (427)              743             (427)
                                                       ------     ------------     ------------      ------------     ------------
    (Decrease)/Increase in cash and cash equivalents   (3,778)             165            3,502                --             (111)
Cash and cash equivalents at beginning of period        5,513              241           11,502                --           17,256
                                                       ------     ------------     ------------      ------------     ------------
Cash and cash equivalents at end of period              1,735              406           15,004                --           17,145
                                                       ======     ============     ============      ============     ============

PLD TELEKOM INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Consolidating Statement of Cash Flows (Unaudited)
Three Months Ended March 31, 1997
(in thousands)

                                                                                         Non-
                                                                        Guarantor     Guarantor
                                                                       Subsidiaries  Subsidiaries
                                                              Parent    (combined)    (combined)    Eliminations   Consolidated
                                                             --------  ------------  ------------   -------------  ------------
Net cash provided by/(used in) operating activities           (907)     (2,306)        5,422           4,500          6,709

Cash flows from investing activities:
  Capital expenditures                                          --         (86)       (8,758)         (5,058)       (13,902)
  Escrow funds                                                (535)         --            --              --           (535)
  Investment and other assets                               (3,152)        694        (2,125)          2,498         (2,085)
                                                            ------      ------        ------          ------        -------
     Net cash used in investing activities                  (3,687)        608       (10,883)         (2,560)       (16,522)
                                                            ------      ------        ------          ------        -------

Cash flows from financing activities:
  Short-term borrowings/(repayments)                            --          --         5,171              --          5,171
  Issuance of stock                                             95          --            --              --             95
  Related party advances and other                              --       1,747           193          (1,940)            --
                                                            ------      ------        ------          ------        -------
     Net cash provided by financing activities                  95       1,747         5,364          (1,940)         5,266
                                                            ------      ------        ------          ------        -------
     (Decrease)/Increase in cash and cash equivalents       (4,499)         49           (97)             --         (4,547)
Cash and cash equivalents at beginning of period             7,271         331        33,072              --         40,674
                                                            ------      ------        ------          ------        -------
Cash and cash equivalents at end of period                   2,772         380        32,975              --         36,127
                                                            ======      ======        ======          ======        =======

                            NWE CAPITAL (CYPRUS) LTD.

                   Consolidated Condensed Financial Statements

                    For the three months ended March 31, 1998

                                   (Unaudited)

                            NWE CAPITAL (CYPRUS) LTD.

                      Consolidated Condensed Balance Sheets

                March 31, 1998 (unaudited) and December 31, 1997

                         (in thousands of U.S. dollars)

                              ASSETS                                                       1998           1997
                                                                                           ----           ----
Current assets:
    Cash and cash equivalents                                                             $ 10,490         7,849
    Trade receivables, net of allowances                                                    12,016        12,725
    Other receivables and prepaids                                                           2,472         3,266
    VAT receivable                                                                           5,385         2,154
    Due from related parties                                                                     -           468
    Inventory                                                                                2,671         2,566
                                                                                          --------       -------
                  Total current assets                                                      33,034        29,028

Property and equipment, net                                                                 82,769        79,002
Telecommunications licenses, net                                                            41,208        42,286
Other receivables                                                                            3,012         3,012
Goodwill, net                                                                                1,526         1,580
Other assets                                                                                   285           280
                                                                                          --------       -------
                  Total assets                                                            $161,834       155,188
                                                                                          ========       =======

                  LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
    Bank indebtedness                                                                          900           900
    Accounts payable                                                                         4,868         3,064
    Accrued liabilities                                                                      4,559         3,044
    Advances from other group companies                                                     31,066        32,810
    Due to related parties                                                                     553           818
    Customer deposits and advances                                                           5,346         5,978
    Current portion of long term debt                                                        3,863         3,988
                                                                                          --------       -------
                  Total current liabilities                                                 51,155        50,602
                                                                                          --------       -------

Long term debt                                                                              11,089        12,458

Due to related parties                                                                       2,144         2,144

Minority interest                                                                           23,126        19,391

Commitments and contingencies (note 3)

Shareholder's equity:
    Common stock, par value CYP 1 per share.  Authorized
       3,246,174 shares in 1998 and 1997; issued and outstanding
       1,000 shares in 1998 and 1997                                                         7,082         7,082
    Contributed surplus                                                                     63,723        63,723
    Accumulated surplus (deficit)                                                            3,515          (212)
                                                                                          --------       -------

                  Total shareholder's equity                                                74,320        70,593
                                                                                          --------       -------
                  Total liabilities and shareholder's equity                              $161,834       155,188
                                                                                          ========       =======


See accompanying notes to consolidated condensed financial statements.

                            NWE CAPITAL (CYPRUS) LTD.

           Consolidated Condensed Statements of Operations (unaudited)

                   Three months ended March 31, 1998 and 1997

                         (in thousands of U.S. dollars)


                                                               Three months ended
                                                                    March 31
                                                                    --------
                                                             1998              1997
                                                             ----              ----
Telecommunications revenue                                  $27,100            16,057

Direct costs                                                  7,445             4,268
                                                            -------            ------

                  Gross profit                               19,655            11,789

Operating expenses:
    General and administrative                                5,246             4,030
    Management fees                                             400                --
    Depreciation                                              2,075             1,745
    Amortization                                              1,234             1,234
    Taxes other than income taxes                               925               748
                                                            -------            ------

                  Total operating expenses                    9,880             7,757

                  Operating income                            9,775             4,032

Other income/(expense):
    Interest and other income                                   536                64
    Interest on long term debt                                 (229)             (205)
    Foreign exchange loss                                      (110)             (203)
                                                            -------            ------

                  Income before income taxes
                  and minority interest                       9,972             3,688

Income taxes                                                  2,510               620
                                                            -------            ------
                  Income before minority interest             7,462             3,068

Minority interest                                             3,735             1,919
                                                            -------            ------

                  Net income                                $ 3,727             1,149
                                                            =======            ======


See accompanying notes to condensed consolidated financial statements.

                            NWE CAPITAL (CYPRUS) LTD.

           Consolidated Condensed Statements of Cash Flows (unaudited)

                   Three months ended March 31, 1998 and 1997

                         (in thousands of U.S. dollars)

                                                                                                 Three months ended
                                                                                                      March 31
                                                                                               1998              1997
                                                                                               ----              ----
Cash flows from operating activities:
    Net income                                                                                $ 3,729             1,149
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                                         3,309             2,979
          Minority interest                                                                     3,735             1,919
          Changes in operating assets and liabilities:
              Decrease (increase) in accounts receivable                                          709            (1,192)
              Decrease (increase) in other receivables and prepaids                               794                 6
              (Increase) decrease in VAT receivable                                            (3,231)              360
              (Decrease) increase in inventory                                                   (105)              163
              Change in amounts due from and to related parties                                   203                96
              (Decrease) increase in customer deposits and advances                              (632)              477
              Increase (decrease) in accounts payable and accrued liabilities                   2,270            (1,562)
                                                                                              -------            ------

              Net cash provided by
                  operating activities                                                         10,781             4,395
                                                                                              -------            ------

Cash flows from investing activities:
    Capital expenditures                                                                       (4,459)           (4,499)
    Other assets                                                                                 (109)                1
                                                                                              -------            ------

              Net cash used in investing activities                                            (4,568)           (4,498)
                                                                                              -------            ------

Cash flows from financing activities:
    Long term debt                                                                             (2,111)           (6,450)
    Advances from other group companies                                                        (1,461)            6,829
                                                                                              -------            ------

              Net cash (used in)/provided by financing activities                              (3,572)              379
                                                                                              -------            ------
              Increase in cash and cash equivalents                                             2,641               276

Cash and cash equivalents at beginning of year                                                  7,849             5,185
                                                                                              -------            ------
Cash and cash equivalents at end of year                                                      $10,490             5,461
                                                                                              =======            ======


Supplemental Information:

Non-cash investing and financing activities:
    Purchase of equipment with PLD advances and under
       long-term contracts                                                                    $ 1,363                 -
                                                                                              =======            ======

    Interest paid                                                                             $    19                 -
                                                                                              =======            ======
    Income taxes paid                                                                         $ 2,784             1,081
                                                                                              =======            ======

See accompanying notes to consolidated condensed financial statements.

                            NWE CAPITAL (CYPRUS) LTD.

        Notes to Consolidated Condensed Financial Statements (unaudited)

                        Three months ended March 31, 1998

(1)    BASIS OF PRESENTATION

       The accompanying consolidated condensed financial statements are unaudited and have been prepared by NWE Capital (Cyprus) Ltd. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the financial statements include all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as at March 31, 1998 and the consolidated results of operations and cash flows of the Company for the three months ended March 31, 1998 and 1997.

       Certain information and footnote disclosures generally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Results for the interim period are not necessarily indicative of the results for a full year.

       These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 1997.

(2)    FUTURE ACTIVITIES

       The Company's telecommunications businesses are developing rapidly in an emerging economy which, by its nature, has an uncertain economic, political and regulatory environment. The general risks of operating businesses in the former Soviet Union include the possibility for rapid change in government policies, economic conditions, the tax regime and foreign currency regulations.

       Ultimate recoverability of the Company's investments in its operating subsidiaries, PeterStar Company Limited ("PeterStar"), Wireless Technology Corporations Limited ("WTC") and C.P.Y. Yellow Pages Limited ("Yellow Pages") are dependent upon each of these subsidiaries achieving and maintaining profitability, which is dependent to a certain extent on the stabilization of the economies of the former Soviet Union, the ability to maintain the necessary telecommunications licenses and the ability to obtain adequate financing to meet capital commitments.

                            NWE CAPITAL (CYPRUS) LTD.

   Notes to Consolidated Condensed Financial Statements (unaudited), continued


 (3)   COMMITMENTS AND CONTINGENCIES

       (a)   RUSSIAN TAXATION

              PeterStar and ALTEL (formerly known as BECET International) subsidiaries have accrued profits and other taxes based on interpretations of the law which may ultimately be disputed by the local taxation authorities. Management believes that the exposure to additional profits and other taxes, fines and penalties will not have a material adverse effect on the financial position or results of operations of the Company.

       (b)    PURCHASE COMMITMENTS

              At March 31, 1998, PeterStar has commitments of approximately $12.4 million related to the acquisition of telecommunications equipment. The PeterStar supply contract provides for financing of the entire amount over approximately five years.

       (c)    MANAGEMENT SERVICES

              On January 1, 1998, PLD entered into a two year agreement with ALTEL, under which PLD would provide certain consulting, informational services, management support services and personnel expertise. The agreement provides for a fee of $25,000 per month plus 3.4% of monthly gross revenues.

              ALTEL has negotiated an agreement with its other shareholder effective January 1, 1998 with a two year term. The shareholder will provide certain consulting services, management support services and personnel expertise. Payments under this agreement are 300,000 tenge per month plus 1.0% of monthly gross revenues.

                            NWE CAPITAL (CYPRUS) LTD.

   Notes to Consolidated Condensed Financial Statements (unaudited), continued


(3),   CONTINUED

       (d)    GUARANTEE

              In June 1996, PLD issued senior discount notes and convertible subordinated notes with an aggregate principal amount of $149.5 million. The Company is a guarantor of the debt under the terms of the related indentures.

       (e)    LINE RENTAL

              While is has not had to do so historically, PeterStar anticipates that it will have to begin paying local line rental charges to the Petersburg Telephone System in 1998. The exact fee, and the date from which charges will be levied, have yet to be determined, but the Company does not believe that such payments will have a material adverse effect on the Company's financial position or results of operations.

                       Technocom Limited and Subsidiaries
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                    FOR THE THREE MONTHS ENDED MARCH 31, 1998

Technocom Limited and subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
As at March 31, 1998 (Unaudited) and December 31, 1997

(Thousands of United States Dollars)                                           MARCH 31,      December 31,
                                                                                   1998               1997

                                                                                     US$               US$
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                    4,385             4,671
      Trade receivables, net of allowances                                         3,677             2,942
      Other receivables                                                            1,824             2,806
      Due from related parties                                                     5,954             5,591
                                                                                  ------            ------

TOTAL CURRENT ASSETS                                                              15,840            16,010

Property and equipment, net                                                       51,084            50,656
Telecommunications licenses, net                                                   1,966             2,005
Due from related parties                                                           1,912             2,253
Other investments and assets, net                                                    930             1,307
                                                                                  ------            ------

TOTAL ASSETS                                                                      71,732            72,231
                                                                                  ======            ======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                            10,694            11,410
      Accrued liabilities                                                            879             1,590
      Due to related parties                                                      20,029            18,693
      Deferred taxes                                                                 468               549
                                                                                  ------            ------

TOTAL CURRENT LIABILITIES                                                         32,070            32,242

Other liabilities                                                                    289               337
Due to related parties                                                               835               336
Supplier financing                                                                 2,900             3,327

SHAREHOLDERS' EQUITY
Capital stock                                                                          1                 1
      Preference shares, par value $1.00 per share, authorized,
           issued and fully paid - 1,000 shares
      Ordinary shares, par value IR(pound)1 per share,
           authorized - 1,000 shares, issued and fully
           paid - 199 shares
      Share premium                                                               40,390            40,390
      Accumulated deficit                                                         (4,753)           (4,402)
                                                                                  ------            ------

TOTAL SHAREHOLDERS' EQUITY                                                        35,638            35,989
                                                                                  ------            ------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        71,732            72,231
                                                                                  ======            ======

See accompanying notes to the consolidated condensed financial statements

Technocom Limited and subsidiaries
Consolidated Condensed Statements of Operations (Unaudited) For the three months ended 31 March 31, 1998 and 1997

(Thousands of United States Dollars)

                                                                                    1998              1997
                                                                                     US$               US$
REVENUES:
      Telecommunications                                                           5,377             5,544
      Finance lease income                                                           447               610
                                                                                  ------            ------

TOTAL REVENUES                                                                     5,824             6,154

DIRECT COSTS                                                                       2,178             3,780
                                                                                  ------            ------
GROSS PROFIT                                                                       3,646             2,374

OPERATING EXPENSES:
      General and administrative                                                   2,430             1,869
      Depreciation                                                                   854               423
      Amortization                                                                    65                23
                                                                                  ------            ------
TOTAL OPERATING EXPENSES                                                           3,349             2,315

OPERATING INCOME FROM CONTINUING OPERATIONS                                          297                59

OTHER (EXPENSES)/INCOME:
      Share of losses of equity investments                                         (210)             (278)
      Interest income                                                                 81               436
      Interest expenses                                                             (143)             (350)
                                                                                  ------            ------

INCOME/(LOSS) BEFORE TAXATION AND
  MINORITY INTEREST                                                                   25              (133)

Income taxes                                                                        (377)             (128)
                                                                                  ------            ------
      LOSS BEFORE MINORITY INTEREST                                                 (352)             (261)

Minority interest                                                                      -              (120)
                                                                                  ------            ------
NET LOSS                                                                            (352)             (381)
                                                                                  ======            ======

See accompanying notes to the consolidated condensed financial statements

Technocom Limited and subsidiaries

Consolidated Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 1998 and 1997

(Thousands of United States Dollars)
                                                                                    1998              1997
                                                                                     US$               US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                            (352)             (381)
Adjustments to reconcile net loss
 to net cash provided by/(used in) operating activities:
      Depreciation and amortization                                                  919               446
      Share of loss of equity investments                                            210               278
      Minority interest                                                                -               121
Changes in operating assets and liabilities:
        Increase in trade receivables                                               (735)             (450)
        Decrease/(increase) in other receivables                                     772               (88)
        Changes in due from/to related parties                                     1,813               906
        (Decrease)/increase in accounts payable
           and deferred taxes                                                       (797)             602
        Decrease in accrued liabilities                                             (711)           (1,684)
        Decrease in other liabilities                                                (48)                -
                                                                                  ------            ------
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES                                    1,071              (250)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on long-term indebtedness                                                   (427)                -
Proceeds from bank borrowings                                                          -             5,171
                                                                                  ------            ------
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                     (427)            5,171

CASH FLOWS FROM INVESTMENT ACTIVITIES
Capital expenditures                                                                (782)           (4,368)
Other investments and assets                                                        (148)              212
                                                                                  ------            ------
CASH USED IN INVESTMENT ACTIVITIES                                                  (930)           (4,156)

(Decrease)/increase in cash and cash equivalents                                    (286)              765

Cash and cash equivalents at beginning of period                                   4,671            27,997
                                                                                  ------            ------

CASH AT CASH EQUIVALENTS AT END OF PERIOD                                          4,385            28,762
                                                                                  ======            ======
Supplemental disclosure:
Interest paid                                                                         50               251
                                                                                  ======            ======
Income taxes paid                                                                      -                 -
                                                                                  ======            ======

See accompanying notes to the consolidated condensed financial statements

Technocom Limited and subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)
For the three months ended March 31, 1998

(1)   BASIS OF PRESENTATION

      The accompanying consolidated condensed financial statements are unaudited and have been prepared by Technocom Limited (the `Company') pursuant to the rules and regulations of the Securities and Exchange Commission (the `SEC'). In the opinion of management, the consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 1998 and the consolidated results of operations and cash flows of the Company for the three months ended March 31, 1998 and 1997.

      Certain information and footnote disclosures generally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Results for the interim period are not necessarily indicative of the results for a full year.

      These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 1997.

(2)   BUSINESS OPERATIONS AND FUTURE ACTIVITIES

      The Company was incorporated under the laws of the Republic of Ireland in January 1992. The Company's principal activity is the provision of telecommunications services in Russia. The Company conducts its business activities directly and through a number of subsidiaries and other affiliates, most of which are incorporated in Russia. The Company established a registered foreign representative office in Russia in October 1995.

      The Company operates in an emerging economy which, by its nature, has an uncertain economic, political, and regulatory environment. The general risks of operating businesses in the former Soviet Union include the possibilities of rapid change in government policies, economic conditions, the tax regime and foreign currency regulations. In addition, its satellite-based long distance network is at an early stage of its development and operation.

      Ultimate recoverability of the Company's investments is dependent upon each of the subsidiaries achieving and maintaining profitability, which is dependent to a certain extent on a stabilization of the economies of the former Soviet Union, the ability to maintain the necessary telecommunications licenses and the ability to obtain adequate financing to meet capital commitments.

Technocom Limited and subsidiaries

Notes to Consolidated Condensed Financial Statements (Unaudited)
For the three months ended March 31, 1998


(3)   COMMITMENTS AND CONTINGENCIES

      The Company's Russian Subsidiary, Teleport-TP, currently utilizes capacity on three Intelsat satellites for the provision of its international and domestic long distance services, pursuant to a fifteen year contract signed with Intelsat in January 1993. The agreement requires quarterly payments of $616,500 for the remainder of its term.

      As of March 31, 1998 the Company has commitments of approximately $500,000 related to the acquisition of telecommunications equipment.

      The Company and certain of its Russian subsidiaries have accrued profits and other taxes based on interpretations of the law which may ultimately be disputed by the Russian taxation authorities. The exposure to additional profits and other taxes, fines and penalties, in the opinion of the Company's directors, will not have a material adverse effect on the financial position or results of operations of the Company.

      There are no material pending legal proceedings to which the Company or any of its property is subject.

      The Company has entered into bank guarantees under certain of its telecommunications equipment supplier financing agreements. The amount of the guarantees reduce automatically in accordance with installments paid. The amounts outstanding at March 31, 1998 amounted to $3,240,000.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

                   Consolidated Condensed Financial Statements

                    For the three months ended March 31, 1998

                                   (Unaudited)

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

                      Consolidated Condensed Balance Sheets

                March 31, 1998 (Unaudited) and December 31, 1997

                      (thousands of United States dollars)


                                                                              March 31,          December 31,
                              ASSETS                                            1998                 1997
                                                                                ----                 ----
Current assets:
    Cash and cash equivalents                                                    $ 7,892              5,294
    Trade receivables, net of allowance                                            3,754              3,462
    Inventory                                                                      1,473              1,640
    Prepaid expenses and other current assets                                        487                798
                                                                                 -------            -------
                  Total current assets                                            13,606             11,194

Property and equipment, net                                                       23,476             23,362
Telecommunications license, net                                                   23,166             23,693
                                                                                 -------            -------
                  Total assets                                                   $60,248             58,249
                                                                                 =======            =======

                  LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                     $ 1,352              1,197
    Due to related parties                                                         1,490              1,875
    Customer deposits and advances                                                 3,323              3,070
    Income tax payable                                                                34                 58
                                                                                 -------            -------
                  Total current liabilities                                        6,199              6,200
                                                                                 -------            -------

Commitments and contingencies (note 3)

Minority interest                                                                  5,746              4,489

Shareholder's equity:
    Common stock, par value of $1 per share,
       authorized - 20,001,000 shares, issued and
       outstanding - 20,000,002 shares                                            20,000             20,000
    Contributed capital                                                           30,803             30,803
    Accumulated deficit                                                           (2,500)            (3,243)
                                                                                 -------            -------
                  Total shareholder's equity                                      48,303             47,560
                                                                                 -------            -------
                  Total liabilities and shareholder's equity                     $60,248             58,249
                                                                                 =======            =======



See accompanying notes to consolidated condensed financial statements.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

                 Consolidated Condensed Statements of Operations

         For the three months ended March 31, 1998 and 1997 (Unaudited)

                      (thousands of United States dollars)


                                                                                       Three months ended
                                                                                            March 31,
                                                                                      1998            1997
                                                                                      ----            ----
Telecommunications revenues                                                            $9,549         6,067

Direct costs                                                                            1,948         1,432
                                                                                       ------        ------
                  Gross profit                                                          7,601         4,635

Operating expenses:
    General and administrative                                                          2,313         1,760
    Management fees                                                                       400           262
    Depreciation and amortization                                                       1,388         1,443
    Taxes other than income tax                                                           135            74
                                                                                       ------        ------
                  Total operating expenses                                              4,236         3,539
                                                                                       ------        ------
Operating income                                                                        3,365         1,096

Other income (expense):
    Interest and other income                                                              91            29
    Foreign exchange loss                                                                (110)         (119)
                                                                                       ------        ------
                  Net income before income tax and
                        minority interest                                               3,346         1,006

Income tax                                                                              1,346           141
                                                                                       ------        ------

                  Net income before minority interest                                   2,000           865

Minority interest                                                                       1,257           689
                                                                                       ------        ------

Net income                                                                             $  743           176
                                                                                       ======        ======



See accompanying notes to consolidated condensed financial statements.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

           Consolidated Condensed Statements of Cash Flows (Unaudited)

               For the three months ended March 31, 1998 and 1997

                      (thousands of United States dollars)

                                                                                       Three months ended
                                                                                            March 31,
                                                                                      1998            1997
                                                                                      ----            ----
Cash flows provided by operating activities:
    Net income                                                                         $  743           176
    Adjustments to reconcile net income to net cash
       provided operating activities:
          Depreciation and amortization                                                 1,388         1,443
          Gain on disposal                                                                (15)            -
          Bad debt expense                                                                180           150
          Minority interest                                                             1,257           689
          Changes in operating assets and liabilities:
              Increase in trade receivables                                              (472)         (465)
              Decrease (increase) in inventory                                            167           (30)
              Decrease (increase) in prepaid expenses
                 and other current assets                                                 311          (177)
              Increase (decrease) in accounts payable
                 and accrued liabilities                                                  155        (1,547)
              (Decrease) increase in due to related parties                              (385)          243
              Increase in customer deposits and advances                                  253           347
              (Decrease) increase in income tax payable                                   (24)          236
                                                                                       ------        ------
                 Net cash provided by operating activities                              3,558         1,065
                                                                                       ------        ------

Cash flows used in investing activities - purchase of
    property and equipment                                                               (960)         (574)
                                                                                       ------        ------

Cash flows from financing activities                                                        -             -
                                                                                       ------        ------

                 Increase in cash and cash equivalents                                  2,598           491

Cash and cash equivalents at beginning of period                                        5,294         2,733
                                                                                       ------        ------
Cash and cash equivalents at end of period                                             $7,892         3,224
                                                                                       ======        ======

Supplemental disclosures:
    Interest paid                                                                      $    -             -
                                                                                       ======        ======
    Income taxes paid                                                                  $1,361           838
                                                                                       ======        ======

See accompanying notes to consolidated condensed financial statements.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

            Notes to the Consolidated Condensed Financial Statements

               For the three months ended March 31, 1998 and 1997


(1)    BASIS OF PRESENTATION

       The accompanying consolidated condensed financial statements are unaudited and have been prepared by Wireless Technology Corporations Limited ("WTC" or "the Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the consolidated financial statements include all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of March 31, 1998 and the consolidated results of operations and cash flows of the Company for the three months ended March 31, 1998 and 1997.

       Certain information and footnote disclosures generally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Results for the interim period are not necessarily indicative of the results for a full year.

       These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 1997.

(2)    FUTURE ACTIVITIES

       The Company's results are dependent the ability of its subsidiary, ALTEL, formerly known as BECET International ("ALTEL"), to retain existing subscribers, to attract new subscribers, and to control operating expenses. ALTEL's cellular telecommunications system is developing in an emerging economy which, by its nature, has an uncertain economic, political, and regulatory environment. The general risks of operating businesses in Kazakhstan include the possibility for rapid changes in government policies, economic conditions, the tax regime, and foreign currency regulations.

       Ultimate recoverability of the Company's investment in ALTEL is dependent upon ALTEL maintaining profitability, which is dependent on the stability of the economy of Kazakhstan, the ability to maintain the necessary telecommunications licenses, and the ability to obtain adequate financing to meet capital requirements.

(3)    COMMITMENTS AND CONTINGENCIES

       The Company's parent, PLD Telekom Inc.("PLD"), issued senior discount notes and convertible subordinated notes with an aggregate principal amount of $149.5 million in June 1996. The Company, along with other PLD subsidiaries, is a guarantor of the debt securities under the terms of the related indentures.

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

BASIS OF PRESENTATION

         The Company's key interests at March 31, 1998 include a 60% equity interest in PeterStar, which provides telecommunications services in St. Petersburg, Russia; a 50% equity interest in ALTEL, which provides cellular services in Kazakhstan; and a 80.4% equity interest in Technocom which, through its 49% equity interest in Teleport-TP, operates an international teleport in Moscow, fiber optic networks in Moscow and its environs and a satellite-based long distance network across Russia.

         EBITDA is used as a measure of operating performance and is defined as earnings (or loss) from continuing operations before income taxes and minority interest plus net interest (interest expense less interest and other income) plus depreciation and amortization. It is presented as supplemental disclosure because it assists in understanding the Company's operating results. EBITDA, however, may not be comparable to similarly titled measures of other companies and should not be considered in isolation or as a substitute for net income, cash flow provided by operating activities or other income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 VERSUS THREE MONTHS ENDED MARCH 31, 1997

         Overview. The Company reported a net loss of $4.5 million ($0.14 per share) and operating income of $7.2 million on revenues of $35.2 million for the three months ended March 31, 1998 compared to a net loss of $4.3 million ($0.14 per share) and operating income of $2.5 million on revenues of $23.9 million reported in first quarter of 1997. EBITDA of $12.7 million reported in the first quarter of 1998 compared with $6.3 million in the first quarter of 1997.

         The $4.5 million 1998 first quarter loss incorporated after-tax profit contributions of $6.2 million from PeterStar, $2.5 million from ALTEL (formerly BECET International) and corporate interest income of $0.7 million, inclusive of interest income received from subsidiaries, offset by a net loss of $0.4 million at Technocom, corporate general and administrative expenses of $1.8 million (net of management fees received from subsidiaries), interest on corporate bank indebtedness and long-term debt of $5.0 million, corporate amortization and depreciation charges of $3.0 million, and minority interest charges of $3.7 million.

         Revenues. Revenues increased 47.2% from $23.9 million in the first quarter of 1997 to $35.2 million in the first quarter of 1998 primarily as a result of strong revenue growth at PeterStar and ALTEL which together accounted for 77% of the Company's consolidated revenues.

         The following table shows the Company's consolidated revenues by principal operating subsidiary for the three months ended March 31, 1998 and 1997 and the percentage growth in revenues between the periods:

                          Three Months Ended            Three Months Ended                 %
                             March 31, 1998                March 31, 1997              Change Over
                       ($ million)          %          ($ million)          %         Prior Period
------------------------------------------------------------------------------------------------------

PeterStar                   17.5            49.7%           10.0            41.8%          75.0%
Altel                        9.6            27.3%            6.1            25.5%          57.4%
Technocom                    5.8            16.5%            6.0            25.1%          -3.3%
BCL                          2.2             6.3%            1.8             7.5%          22.2%
Other                        0.1             0.2%            0.0             0.0%           0.0%
                       -------------------------------------------------------------------------
                            35.2           100.0%           23.9           100.0%          47.3%


         Management expects overall revenues to continue to grow at a relatively high rate in the near term. The extent of unsatisfied demand and a lack of competition in many of the markets in which the Company currently operates will continue to sustain this growth rate. As the build-out of Teleport-TP's pan-Russian satellite-based network continues throughout 1998, Technocom's revenues are expected to provide a larger contribution to the Company's consolidated revenues.

         Gross profit. Gross profit increased 58.4% to $24.4 million for the three months ended March 31, 1998 from $15.4 million recorded in the first three months of 1997. As a percentage of revenues, gross profit increased to 69.3% from 64.3% a year earlier. Gross profits, as a percentage of revenues, are expected to remain relatively stable over the near term as gradual tariff reductions experienced at the operating level have generally been offset by reductions in carrier charges with the operating companies' carriers.

         General and administrative expenses. General and administrative expenses, which include salaries and sales and marketing expenses in all five of the Company's operating subsidiaries, together with corporate office overhead, increased 34.7% to $9.7 million for the three months ended March 31, 1998 from $7.2 million recorded in the first three months of 1997. As a percentage of revenues, general and administrative expenses decreased to 27.5% in the first quarter of 1998 from 30.3% in the first quarter of 1997 reflecting continued leveraging of the Company's fixed operating costs. This downward trend, as a percentage of revenues, is likely to continue in the near future.

         Depreciation. Depreciation increased 34.8% to $3.1 million in the first quarter of 1998 compared to $2.3 million incurred in the first quarter of 1997 reflecting the investment of over $40.0 million in property and equipment over the past 12 months. Depreciation will continue to grow in absolute terms as approximately $44.2 million has been budgeted for capital expenditures over the course of 1998. Depreciation represented 8.8% of revenues for the three months ended March 31, 1998 compared to 9.7% a year earlier and is expected to decrease as a percentage of revenues as the Company nears completion of the first phase build-out of its core networks.

         Amortization expense. In the first quarter of 1998, the Company incurred total amortization charges of $3.1 million compared to $2.3 million incurred in the first quarter of 1997. Of this amount, $2.5 million related to the amortization of telecommunications licenses held by PeterStar, ALTEL and Teleport-TP and $0.4 million related to amortization of deferred finance costs. Deferred finance costs relating to the June 1996 offering are being amortized over 8 years, the term of the Senior Notes, while deferred finance costs relating to the November 1997 issuance will be fully amortized during 1998.

         The increase in amortization expense in the first quarter of 1998 was primarily due to the acquisition by the Company in November 1997 of an additional 29.65% interest in Technocom for consideration, including acquisition costs, of $33.3 million. This resulted in additional amortization charges of $0.7 million. The additional excess of purchase price over identifiable, tangible assets of $27.1 million arising on the acquisition was allocated to goodwill and telecommunications licenses. The value allocated to goodwill ($11.1 million) is being amortized over 20 years and the value allocated to Teleport-TP's licenses ($16.0 million) is being amortized over its remaining term which expires in 2004.

         PeterStar and ALTEL's telecommunications licenses expire in 2004 and 2009, respectively, and their values, recorded on the Company's consolidated balance sheet, are being amortized over their remaining terms. The Company does not anticipate any problems renewing the telecommunications licenses currently held by any of these companies upon their expiry.

         Interest expense. Interest expense of $5.2 million in the first quarter of 1998 compared with $4.3 million incurred in the first quarter of 1997 and consisted of interest on bank indebtedness and short-term borrowings of $0.6 million, interest accreted on the Senior Notes of $4.0 million and interest accrued on the Convertible Notes of $0.6 million. Interest on the Senior Notes becomes payable semi-annually commencing June 1999 while interest on the Convertible Notes is currently paid semi-annually.

         Interest and other income. Interest and other income of $0.9 million in the first quarter of 1998 compared with $1.1 million earned in the first quarter of 1997 and included $0.4 million earned on the Company's funds held in escrow.

         Income taxes. The income tax charge for the three months ended March 31, 1998 was $3.0 million compared with $1.1 million during the same period in 1997. The provision for income taxes relates substantially to current income taxes in the Company's Russian and Kazak businesses and reflects the improved profitability of these subsidiaries.

         The following table compares the results of operations of the Company's principal operating subsidiaries for the three months ended March 31, 1998 with the three months ended March 31, 1997:

                                             PeterStar                 ALTEL                 Technocom                  BCL
                                        Three Months Ended      Three Months Ended      Three Months Ended       Three Months Ended
                                            March 31                 March 31                March 31                 March 31
(Unaudited, thousands of U.S. dollars)   1998        1997        1998        1997        1998        1997         1998        1997
----------------------------------------------------------------------------------------------------------------------------------

Revenues                                 17.5        10.0         9.6         6.1         5.8         6.1          2.2         1.8
Gross profit - $                         12.0         7.3         7.6         4.6         3.7         2.1          1.1         1.5
Gross profit - %                         68.6%       73.0%       79.2%       75.4%       63.8%       34.4%        50.0%       83.3%
Operating income/(loss) - $               7.1         3.7         3.9         1.5         0.3        (0.2)         0.0         0.3
Operating income - %                     40.6%       37.0%       40.6%       24.6%        5.2%        n/a          0.0%       16.7%
Net income/(loss) - $                     6.2         3.1         2.5         1.4        (0.4)       (0.6)         0.0         0.5
Net income - %                           35.4%       31.0%       26.0%       23.0%        n/a         n/a          0.0%       27.8%
EBITDA - $                                8.8         4.3         4.6         2.4         1.0         0.0          0.1         0.9
EBITDA - %                               50.3%       43.0%       47.9%       39.3%       17.2%        0.0%         4.5%       50.0%
% PLD ownership                          60.0%       60.0%       50.0%       50.0%       80.4%       50.8%       100.0%      100.0%

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended March 31, 1998, a total of $5.5 million in cash was generated from operations, $5.2 million was used in investing activities and $0.4 million was used to pay down supplier financing. Investments during the quarter on telecommunications equipment and infrastructure included $3.3 within PeterStar, $1.0 million within ALTEL and $0.8 within Teleport-TP.

         As at March 31, 1998, the Company had working capital, not including funds held in escrow, of $0.6 million compared to a working capital deficit of $1.4 million at the end of 1997.

         Funds held in escrow at March 31, 1998 increased to $34.3 million from $33.9 million at the end of 1997 reflecting interest earned on these funds during the period. During the quarter, the Company was successful in amending the indentures governing the release of the escrow funds to broaden the range of transactions for which the Company may draw such funds to finance the capital expenditure needs of its operating subsidiaries. The indentures were also amended to revise certain covenants relating to corporate indebtedness, the guarantee of subsidiary debt and the establishment of U.S. special purpose subsidiaries. Subsequent to March 31, 1998, the Company drew down $8 million from escrow which will be used towards funding, in part, the $44.2 million in planned capital expenditures for the group in 1998.

         As at March 31, 1998, the Company reported consolidated total assets of $338.2 million, up from $335.6 million at December 31, 1997, which consisted of $54.5 million in current assets, (including $17.1 million in cash and cash equivalents), $139.2 million in property and equipment, $76.4 million in unamortized telecommunications licenses relating to PeterStar, ALTEL and Teleport-TP, escrow funds of $34.3 million and other assets and investments of $33.8 million including $11.0 million in goodwill, net of amortization, relating to the Company's November 1997 acquisition of an additional 29.65% interest in Technocom.

         Long-term indebtedness of $136.4 million, consisting primarily of the Company's Senior and Convertible Notes, as a percentage of total assets, was 40.3% at March 31, 1998 compared to $133.5 million or 39.8% of total assets at December 31, 1997.

         Shareholders' equity of $122.7 million at March 31, 1998 compared with $127.2 million at December 31, 1997 and consisted of $204.3 million in common stock and additional paid-in capital offset by the Company's deficit of $81.6 million. The Company's ratio of long-term indebtedness to equity at March 31, 1998 was 111.2% compared to 104.9% at December 31, 1997.

         Under the terms of the Company's $123.0 million Senior Note offering placed in June 1996, the Company is required to raise $20.0 million in an equity financing by May 31, 1998. If the Company fails to do so, the annual interest rate on the Senior Notes automatically increases to 14.5% until the end of the semi-annual interest period in which an offering is completed. The obligation to raise $20.0 million by May 31, 1998 is also a requirement under the terms of the $12.32 million Series A and $3.1 million Series B Revolving Credit Notes issued in November 1997 in connection with the Company's additional investment in Technocom. Should the Company not raise $20.0 million in equity prior to May 31, 1998, the annual interest rate on the 12% Series A and B Notes, which mature on December 30, 1998 and September 30, 1998, respectively, will automatically increase to 15%, commencing June 1, 1998. The Company is also required under the terms of the Revolving Credit Notes to reduce the aggregate commitments of such Notes by $1 million on July 31, 1998 and on the last day of each month thereafter.

         Although the Company does not expect to have completed an equity financing by May 31, 1998, it is expected that such a financing will be completed later this year with proceeds used to pay off the Revolving Credit Notes. The Company's operations will continue to be financed with the Company's existing cash balances, escrow funds, internally generated cash flow from operations and supplier financing. However, to the extent that the Company experiences lower than expected revenues, higher operating costs, or higher development costs associated with the build-out of the PeterStar, ALTEL or Teleport-TP networks, the Company may be required to seek additional debt or equity financing for operations.

         In addition, the Company is constantly assessing acquisition opportunities throughout the C.I.S. which would complement and add value to the Company's existing businesses. To the extent that the Company enters into any agreements to acquire or invest in additional companies operating in the C.I.S., additional debt and equity financing may be required. There can be no assurance that such financing can or will be obtained on satisfactory terms.

SUBSEQUENT EVENTS

        On April 19, 1998, the Company entered into separate agreements with News America Incorporated ("News America"), a wholly owned subsidiary of News Corporation Limited, and Cable and Wireless plc ("Cable & Wireless") regarding, among other things, the acquisition by the Company of: (i) an additional 11% interest in its subsidiary PeterStar from News America (after its acquisition of such interest from Cable & Wireless); and (ii) a 50% interest in BELCEL, a mobile telephone business in Belarus, together with certain intercompany indebtedness from Cable & Wireless. In connection with these acquisitions, the Company agreed to issue an aggregate of 4.2 million shares of its Common Stock to News America and Cable & Wireless. In addition, Cable & Wireless and News America entered into an agreement providing for the sale by Cable & Wireless to News America of its complete stake in the Company (including the Common Stock being issued by the Company to Cable & Wireless in exchange for the interest in BELCEL) and a warrant to purchase 250,000 shares of Common Stock. The transactions are conditioned on, among other things, clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (which was received on May 4, 1998) and approval of the acquisition of the additional PeterStar interest by the shareholders of the Company. The Company currently expects the transactions to close in June 1998.

         News Corporation Limited, one of the largest media companies in the world with total assets of $32.7 billion and total annual revenues in excess of $12 billion as of December 31, 1997, manages diversified global operations in the U.S., the U.K., Australia, Latin America and the Pacific Basin. These operations include: the production and distribution of motion pictures and television programming; television, satellite and cable broadcasting; the publication of newspapers, magazines, books and promotional free-standing inserts; the development of digital broadcasting, conditional access and subscription management systems; and the provision of computer information services.

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


                                  PLD TELEKOM INC.



Date:  May 15, 1998               By: /s/ SIMON EDWARDS
                                      --------------------------
                                          Simon Edwards
                                          Senior Vice President, Chief Financial
                                          Officer and Treasurer