Form 10-K/A
period 1997-12-31
PLD TELEKOM INC
filed 1998-07-22
CIK 890568

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 2)

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
                                 (212) 262-6060

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
          -------------------           -----------------------------------------
                 NONE                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                PLD TELEKOM INC.

        FORM 10-K ANNUAL REPORT FOR FISCAL YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   67
Item 3.   Legal proceedings...........................................   67
Item 4.   Submission of matters to a vote of security holders.........   67

PART II
Item 5.   Market for registrant's common equity and related
          stockholder matters.........................................   68
Item 6.   Selected financial data.....................................   69
Item 7.   Management's discussion and analysis of financial condition
          and results of operations...................................   70
Item 8.   Financial statements and supplementary data.................   94
Item 9.   Changes in and disagreements with accountants on accounting
          and financial disclosures...................................   94

PART III
Item 10.  Directors and executive officers of the registrant..........   95
Item 11.  Executive compensation......................................   97
Item 12.  Security ownership of certain beneficial owners and management..................................................  104
Item 13.  Certain relationships and related transactions..............  105

PART IV
Item 14.  Exhibits, financial statement schedules and reports on forms
          8-K.........................................................  107

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     PLD Telekom Inc. ("PLD" or the "Company"), through its operating subsidiaries, is a major provider of local, long distance and international telecommunications services in the Russian Federation and Kazakhstan. The Company's four principal operating businesses are: (i) PeterStar Company Limited ("PeterStar"), which provides integrated local, long distance and international telecommunications services in St. Petersburg through a fully digital fiber optic network; (ii) Technocom Limited ("Technocom"), which, through Teleport-TP, provides dedicated international telecommunications services to Russian and foreign businesses in Moscow and operates a satellite-based pan-Russian long distance network; (iii) Baltic Communications Limited ("BCL"), which provides dedicated international telecommunications services in St. Petersburg; and (iv) ALTEL (known until May 1998 as BECET International) ("ALTEL"), which currently provides the only national cellular service in Kazakhstan.

     Since 1994, Cable and Wireless plc ("Cable & Wireless"), a leading global communications company whose shares are listed on the London and New York Stock Exchanges, has been the Company's principal shareholder, with a current stake of approximately 30%. On April 19, 1998, Cable & Wireless entered into an agreement with News America Incorporated ("News America") providing for the sale by Cable & Wireless to News America of its complete stake in the Company. See "-- Recent Developments -- Transactions with Cable & Wireless and News."

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

     The Company has several potential sources of cash flows, including fees from management services, dividends, repayment of intercompany advances, lease payments and payments under equipment sales contracts. The Company currently generates fees from management services provided to certain of its operating subsidiaries. Although its ability to generate dividend income in the near future may be limited due to the cash flow requirements of its operating businesses, the Company expects to receive dividends in the future. One of its operating subsidiaries, ALTEL, paid two dividends in 1997 and a further one early in 1998. The Company received payments in respect of intercompany advances during the course of 1997 and expects this to continue in 1998. In relation to leases and equipment sales contracts entered into with its operating subsidiaries, the Company started to receive payments in 1998.

     The Company's receivables (described above) are all denominated in U.S. Dollars, as are its Senior Notes, its Convertible Notes and its Revolving Credit Notes (all as hereinafter defined), which represent all of its outstanding indebtedness. Certain of its operating subsidiaries have incurred bank indebtedness, and are expected to continue to do so from time to time. All such indebtedness has been, and is expected to continue to be denominated in U.S. Dollars. The Company's operating subsidiaries invoice in U.S. Dollars, but receive payment in local currency at the then-current rate of exchange for the U.S. Dollar. The Company faces an exchange risk to the extent that payment is delayed, or the operating subsidiary experiences any difficulty in converting the local currency payment received into U.S. Dollars. The Company does not attempt to hedge this exchange risk. To date, this exchange risk has not been significant. However, there can be no assurance that delays or difficulties in converting local currencies may not occur and that such developments, in conjunction with volatility in the local currencies, may not have a material adverse effect upon the Company.

     The fostering of existing, and the creation of new, partnerships with local and regional partners is crucial to the long-term success of the Company in this environment. In its operating businesses, the Company's partners include:
Petersburg Telephone Network ("PTN"), the local telephone system operator in St. Petersburg, and St. Petersburg Intercity & International Telephone ("SPMMTS"), the gateway for national and international long distance calls to and from St. Petersburg, which together hold an indirect 14% interest in PeterStar; Kazakhtelekom, the state-owned national telecommunications operator in Kazakhstan and the holder of a 50% interest in ALTEL; and AO Rostelecom ("Rostelecom"), the primary long distance and international carrier in the Russian Federation and a 44% shareholder in Teleport-TP. The Company will seek to continue developing ventures with local partners who can provide: (i) assistance in obtaining telecommunications operating licenses; (ii) access to network facilities; and (iii) political support.

RECENT DEVELOPMENTS

  TRANSACTIONS WITH CABLE & WIRELESS AND NEWS


     On April 19, 1998, the Company entered into separate agreements with News America and Cable & Wireless regarding, among other things, the acquisition by the Company of (i) an additional 11% interest in its subsidiary PeterStar from News America (after its acquisition of such interest from Cable & Wireless) and
(ii) a 50% interest in Belcel, a mobile telephone business in Belarus, and certain intercompany indebtedness from Cable & Wireless. In connection with these acquisitions, the Company agreed to issue an aggregate of 4.2 million shares of its Common Stock to News America and Cable & Wireless. In addition, Cable & Wireless and News America entered into an agreement providing for the sale by Cable & Wireless to News America of its complete stake in the Company (including the Common Stock being issued by the Company to Cable & Wireless in exchange for the interest in Belcel and a warrant to purchase 250,000 shares of Common Stock). The transactions are conditioned on, among other things, clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (which was received on May 4, 1998) and approval of the acquisition of the additional PeterStar interest by the shareholders of the Company. The Company currently expects the transactions to close in August 1998.


  RUSSIAN FINANCIAL MARKETS

     In recent weeks there has been considerable turmoil and uncertainty in the Russian financial markets, prompted in large part by the crisis in the Asian financial markets which began in late 1997 and is still continuing, and the economic and political problems being experienced by a number of Asian countries. The Russian Rouble has been under significant pressure, requiring the Russian government to raise interest rates substantially, and to seek special assistance from the International Monetary Fund in order to defend its currency. These developments have been accompanied by a substantial decline in the Russian stock market, the Moscow Times Index having dropped over 50% since January 1, 1998.

     At the present time it is not possible to predict whether the Russian government will be successful in avoiding a devaluation of the Rouble, or when stability will return to its financial markets. Any devaluation of the Rouble could exacerbate existing economic problems in Russia. Such devaluation would not immediately affect the Company's operating subsidiaries which, although they receive payment in local currencies, invoice by reference to U.S. Dollars. However, increased economic difficulties in Russia could have an impact on the Company's operating subsidiaries in that country, the effect of which it is impossible to assess at the present time. There can be no assurance that these developments will not have a material adverse effect upon the Company in the future.

  INCREASED INTEREST RATE ON INDEBTEDNESS

     Under the terms of the Company's Senior Notes due 2004 and its Revolving Credit Notes due 1998, the interest rate payable increases if the Company has not raised $20,000,000 in additional equity by May 31, 1998. The Company did not complete such an equity offering by such date and accordingly the interest rate on the Senior Notes increased from 14% to 14.5% per annum, and the interest rate on the Revolving Credit Notes increased from 12% to 15% per annum, in each case effective June 1, 1998. Such rates revert to their former levels once the equity offering has been completed. The accreted value of the Senior Notes as of March 31, 1998 was $99.7 million. Interest due thereon accretes until December 1, 1998, and thereafter is payable in cash, semi-annually, on each June 1 and December 1 thereafter. The amount currently outstanding in respect of the Revolving Credit Notes is $15,420,000, and interest is payable thereon monthly in cash.

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

(2) The other shareholders of PeterStar are: PLD Holdings Ltd., a company registered in Bermuda (11%), which is indirectly wholly owned by Cable & Wireless; and Telecominvest (29%), which is owned 51% by an affiliate of Commerzbank AG, 25% by PTN and 24% by SPMMTS, and which was formed by PTN and SPMMTS to act as a holding company for their respective interests in a number of telecommunications ventures in Northwest Russia.

(3) In November 1997, the Company acquired an additional 29.65% of the ordinary shares in Technocom, bringing its total interest to the current 80.40% As a result, the remaining interests in Technocom are beneficially owned by: (i) Plicom Limited (14.57%), an Irish company beneficially owned by the family interests of Mr. Mark Klabin ("Plicom"); and (ii) Elite International Limited (5.03%), an Irish company beneficially owned by a trust advised by Dr. Boris Antoniuk ("Elite"). The Company understands that Dr. Antoniuk has the power to exercise the voting rights of the shares in Technocom owned by Elite. The remainder of the interests held by Plicom and Elite are subject to put and call arrangements with the Company. See "-- Acquisition of Additional Interests in Technocom;" "-- Risk Factors -- Risks Involving the Company -- Effect of Technocom Minority Shareholders' Put Options on Company's Ability to Transfer its Stake in Technocom."

    Technocom also holds an effective 100% interest in Space Communication Services (SCS) Limited, a company organized under the laws of Guernsey, Channel Islands ("SCS"), which acts as Teleport-TP's marketing arm for the selling and administration of TV broadcasting services, and a 50% interest in Rosh Telecom Limited, a telecommunications equipment distributor.

(4) The Company holds its 50% interest in ALTEL through its wholly owned subsidiary, Wireless Technology Corporations Limited ("WTC"), a corporation organized under the laws of the British Virgin Islands, which in turn is wholly owned by NWE Cyprus. The other 50% interest in ALTEL is currently held by Kazakhtelekom, a Kazakh joint stock company, formerly wholly owned by the government of Kazakhstan, which operates the public telephone network in that country. In May 1997, the Kazakh government announced the sale of a 40% stake in Kazakhtelekom to Daewoo. However, in March 1998, it was reported that Daewoo had sold a portion of its stake (reported to be approximately 10%) to an unnamed third party. The report did not indicate whether Daewoo proposed to sell or retain the remainder of its stake in Kazakhtelekom.

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

     While the RFCTI appears to have succeeded to all of the powers and authorities of the Former MOC (with the exception of tariff regulation), it is not yet clear whether it will in fact continue to operate in the same manner, and wield the same influence as the Former MOC. In particular, it is not clear whether the RFCTI will be able to control the actions of local governmental and other regulatory authorities who may endeavor to impose their own informal licensing and other regulatory requirements or conditions on operators. In addition, in the area of tariff regulation, it is not yet clear how the various Committees will interact with the regional governments, and the regional governments may continue to seek to regulate tariffs in their regions. See
"-- Risk Factors -- Risks Involving Technocom Limited and Teleport-TP -- Capital and Management Resources Required for Network Expansion; Management of Growth."

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

     St. Petersburg. The telephone network serving St. Petersburg is operated by PTN, the local telephone company which was privatized in May 1993. PTN has 1,800,000 lines in operation, amounting to a nominal penetration rate of 36%. PTN's intra-city traffic is carried through a network of thirty-four transit exchanges distributed throughout St. Petersburg and all connected to each other in a "cobweb" fashion. The existing PTN network is outdated and overloaded, producing congestion, interference, "crossed lines" and poor transmission quality. Only 23% of PTN's exchanges are digital/electronic, and some of its equipment is over 40 years old. PTN has recently installed a modern fiber optic loop which, once operational, will significantly enhance its ability to deliver traffic throughout its service area, and in addition has commenced efforts to access the international capital markets in order to raise funds with which to further modernize its system. PTN has entered into a number of other, primarily wireless, telecommunications joint ventures.

     PTN routes long distance traffic through a gateway exchange operated by SPMMTS. This traffic is then passed to the Rostelecom long distance network for delivery throughout the rest of the Russian Federation and the other countries of the former Soviet Union. The Company acquired a 10.4% equity interest in SPMMTS in 1994, which it sold in June 1997.

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

     In 1996, PTN and SPMMTS formed Telecominvest, originally as a joint venture to act as a holding company for their respective interests in a number of telecommunications ventures in Northwest Russia. Subsequently, also in 1996, a Commerzbank affiliate acquired a 51% interest in Telecominvest. Currently Telecominvest owns 29% of PeterStar, 31% of North West GSM ("NW GSM"), the digital 900 MHZ operator for St. Petersburg, 49% of Neva Cable and 5% of Neda Paging. It is understood that PTN intends to transfer all or part of its interests in Delta Telecom and Neva Paging to Telecominvest, subject to final agreement with their joint venture partners. Although as a result of this activity Telecominvest will hold interests in regional cellular operators which are customers of PeterStar, as well as other ventures which may be possible customers for PeterStar, it is unclear what the exact nature of Telecominvest's plans are with respect to these holdings or how such plans will affect PeterStar.

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

     The national network is served by trunk switches in 19 regional centers throughout the country. New transit switches supplied by Alcatel and Lucent have been installed in approximately one half of the regional centers, and there are plans to complete the modernization of the remaining regional centers. The existing inter-regional long distance transmission network is wholly analog, based on high capacity coaxial cables running north to south and east to west through the major cities. In addition, a balanced pair cable route passes diagonally northwest from Almaty to the remaining regional centers in the middle of Kazakhstan. All of these cables are equipped with outdated Soviet or East German analog transmission equipment. These analog transmission routes are expected to be replaced by modern fiber optic cable and digital transmission systems. Kazakhtelekom, in a joint venture with Deutsche Telekom, has developed a fiber optic network linking Alekseyevka (a city 30 kilometers from Almaty) to the new capital city of Astana.

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

     Actual operation of the public telephone network is carried out by Kazakhtelekom, which was created for this purpose in June 1994, as well as regional operators. A variety of functions previously carried out by other governmental entities, including representation of the Kazakh government in international telecommunications matters and the planning and development of the network in Kazakhstan, have been transferred to Kazakhtelekom. Kazakhtelekom has recently been granted a revised license giving it specific authority to act as the exclusive operator of the Kazakh national network and to represent the Kazakh government in international telecommunications matters, along with a broad series of powers to enable it to fulfil this function. Kazakhtelekom carries out its functions under the oversight and direction of the KMOC. In May 1997, the Kazakh government announced that it had sold a 40% stake in Kazakhtelekom to Daewoo. However, in March 1998, it was reported that Daewoo had sold a portion of its stake (reported to be approximately 10%) to an unnamed third party. The report did not indicate whether Daewoo proposed to sell or retain the remainder of its stake in Kazakhtelekom. See "-- Risk
Factors -- Risks Involving ALTEL -- Effect of Sale of Stake in Kazakhtelekom on ALTEL and the Telecommunications Market in Kazakhstan" and "-- Ownership and Management of Operating Subsidiaries -- ALTEL -- Relationship with Other Equity Holders."

PETERSTAR COMPANY LIMITED

  OVERVIEW

     PeterStar, in which the Company owns a 60% interest, operates a fully digital, city-wide fiber optic telecommunications network in St. Petersburg that is interconnected with the network of PTN, the local telephone company, as well as the Russian national and international long distance systems. PeterStar provides integrated, high quality, digital telecommunications services with modern transmission equipment, including local, national and international long distance and value-added services, to businesses in St. Petersburg. The PeterStar network provides an alternative to the PTN network, which to date has been characterized by significant capacity constraints. PeterStar is able to provide integrated telecommunications services to business customers, including users of high bandwidth voice, data and video communications services. PeterStar's network is designed to support a wide range of telecommunications products and services with a high degree of reliability. Additionally, PeterStar provides the three cellular operators in St. Petersburg with access to digital switching and transmission capacity which significantly improves their ability to consistently receive and deliver their customers' traffic. As of December 31, 1997, PeterStar had a total of 114,774 lines, of which 85,948 were provided to cellular operators.

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

  STRATEGY

     PeterStar's strategy is to meet the growing demands of business customers and other network operators in St. Petersburg through the expansion of its current numbering capacity of 100,000 lines allocated by the RFCTI to a total of approximately 200,000 lines by 2001. PeterStar has recently added incremental transmission capacity and upgraded its transmission network from STM-4 to STM-16, as well as introducing new service features such as ISDN capability, which allows simultaneous transmission of voice, data, video and still images. In addition, as part of its strategic relationship with PTN, PeterStar intends to continue to provide targeted support to PTN in its efforts to upgrade and modernize its network. The business environment in St. Petersburg continues to improve, with the ongoing growth of small to mid-sized Russian and foreign businesses and the development of the banking and financial services industries. PeterStar has placed increased emphasis on this market segment in order to capitalize on what it considers to be a significant market opportunity.

     PeterStar has recently commenced several projects designed to expand its direct dial services in St. Petersburg and Northwest Russia. PeterStar has agreed with PTN to undertake a major infrastructure project involving the replacement of analog exchanges with digital exchanges for certain parts of the network on Vassilievski Island, a city district in St. Petersburg. This project will require the conversion of approximately 30,000 business and residential lines that are currently operated by PTN, after which such lines become a part of the PeterStar network. In addition, PeterStar plans to further enhance its transit network capabilities in order to provide continued support to the cellular and other network providers in terminating traffic in St. Petersburg and to the national and international gateway.

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
                                  =======     ===      ======     ===      ======     ===      =====      ===

  COMMERCIAL VOICE AND DATA SERVICES

     PeterStar's digital overlay network provides its customers with improved connectivity, as well as a package of exchange services such as call waiting, call forwarding and three-way conferencing. PeterStar offers its customers a choice between new digital installations or the upgrading of existing PTN analog connections to digital capability. New lines are provided via either traditional copper connections or fiber optic cables.

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

     Residential Customers. As of December 31, 1997, PeterStar had connected 4,482 residential customers to its network. Revenues from direct dial residential customers (principally connection charges and line rentals) totaled $171,000 in 1997. At present, PeterStar does not directly receive any call revenues from its residential customers. See "-- Billing, Tariffs and Interconnection Charges -- Tariffs -- Residential Customers." PeterStar has commenced a project with PTN to upgrade telecommunications services on Vassilievski Island, a project which will increase the number of residential customers on the PeterStar network. See "-- Expansion of Voice and Data Services."

  EXPANSION OF VOICE AND DATA SERVICES

     PeterStar has agreed with PTN to undertake an infrastructure project centering on the replacement of analog step-by-step and cross-bar exchanges with digital telecommunications equipment for Vassilievski Island, a city district in St. Petersburg. The project will require the conversion of a total of approximately 30,000 business and residential lines that are currently operated by PTN, over the 1997-98 period, after which such lines become part of the PeterStar network and the users will become PeterStar customers. Approximately 2,800 lines were converted at the end of 1997; an additional 3,000 lines are expected to be converted by the end of the second quarter of 1998, with the balance completed by the end of the third quarter of 1998. While the business customers will be charged PeterStar tariffs, the residential customers will only pay PeterStar the equivalent PTN rate for the line rental. PeterStar anticipates collecting the revenues on national and international calling from these customers, although the level of such calling for residential customers, who are expected to be the bulk of the new customers, is not expected to be substantial. The total cost of the project is estimated at between $18-20 million, of which $13 million is for network infrastructure and the balance for civil works and local network upgrades. This amount also includes approximately $3 million for an upgrade to the core PeterStar overlay network.

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

  CELLULAR SERVICES

     The three cellular operators in St. Petersburg currently utilize the PeterStar network to deliver high quality services to their customers and provide reliable access to the local, long distance and international networks. PeterStar's digital infrastructure enhances the ability of the cellular operators to consistently receive and deliver their customer's traffic, a benefit that is not achievable by using the outdated PTN transmission network. In addition, the lack of capacity on the PTN network provides a significant constraint on the ability of the cellular operators to expand their capacity to meet market demand. Access to the PeterStar network provides these cellular operators with the additional capacity necessary to accommodate their planned growth.

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

     The three cellular operators in St. Petersburg are:

     Delta Telecom. Delta, the NMT 450 operator, was connected to the PeterStar network in September 1995. Delta, a joint venture between PTN and an affiliate of U.S. West Media Group, Inc., has over 30,000 active subscribers on its network, of which 16,596 were connected as of December 31, 1997 to the PeterStar network for local access and overflow long distance and international access, with the balance connected via PTN. PeterStar recently reached an agreement with Delta whereby Delta has connected the remainder of its cellular subscribers to the PeterStar network.

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

  NETWORK AND FACILITIES

     PeterStar's network and facilities give it the ability to provide advanced digital services to the telecommunications market in St. Petersburg, services that the Company believes PTN, with its primarily analog network, will be unable to provide in the near term due to internal funding constraints at PTN. The PeterStar network consists of digital exchanges which are connected by fiber optic cables, advanced transmission systems and remote switching units and concentrators. The fiber optic network forms three rings, permitting traffic to be re-routed in the event that a cable is cut or damaged. The network is fully interconnected with the PTN network, with direct and indirect connections via approximately 540 kilometers of fiber optic cable to all thirty-four PTN transit exchanges distributed throughout St. Petersburg. These direct connections to all of the primary PTN exchanges enable callers to by-pass congestion on the PTN network. The fiber optic cables also provide direct links to the national and international switch, providing PeterStar customers with high quality long distance and international access. PeterStar expects that it will continue to incrementally add switching, transmission capacity and local loop infrastructure to its core network in order to address its target market in St. Petersburg and regional points of presence.

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

     The PeterStar network currently consists of two AT&T 5ESS exchanges and several remote concentrators. PeterStar's Vassilievski Island exchange now serves as its main transit exchange, and is linked to the other PeterStar exchange located in Ligovskaia, in the central business district of St. Petersburg, as well as with PTN and SPMMTS. The Vassilievski Island exchange has the capacity to serve a large number of customers, both in the immediate vicinity of Vassilievski Island and at remote locations via the fiber optic network. This capacity enables PeterStar to carry substantial volumes of traffic to and from the PTN network to other network operators, such as cellular, Internet and paging operators, and to provide high quality links for long distance and international calls. PeterStar has recently added incremental transmission capacity and upgraded its transmission network from STM-4 to STM-16, as well as working on the provision of new service features. In addition, as part of its strategic relationship with PTN, PeterStar intends to continue to provide targeted support to PTN in its effort to upgrade and modernize its network. See "-- Risk Factors -- Risks Involving PeterStar Company Limited and Baltic Communications Limited -- Dependence on PTN Facilities" and "-- Products and Services -- Expansion of Voice and Data Services."

  BILLING, TARIFFS AND INTERCONNECTION CHARGES

     Billing

     PeterStar provides monthly itemized bills to its customers denominated in U.S. Dollars. Installation and initiation charges, line rental and local and long distance call charges must be paid in Roubles at the U.S. Dollar/Rouble exchange rate on the date when the customer instructs its bank to make payment. Currency regulations govern the currency in which international call charges may be paid. Russian resident companies are required to pay in Roubles, while non-resident companies may pay in Roubles or U.S. Dollars. Customers who are permitted to pay in U.S. Dollars are also able to pay by U.S. Dollar-denominated credit cards, as PeterStar is now registered to accept all major credit cards. Late fees are assessed on all invoices after 30 days, at the rate of 7.25% per month. By denominating its bills in U.S. Dollars (and exchanging Roubles at the then current U.S. Dollar/Rouble exchange rate), PeterStar limits the exchange rate risk otherwise associated with transacting business in a foreign currency. See "-- Risk Factors -- Country Risks -- Restrictions on Currency Conversion; Historical Volatility in Currency Prices."

     Tariffs

     There are no specific regulations regarding tariffs charged by PeterStar. PeterStar sets its tariffs taking into account those charged by PeterStar's interconnect parties, namely PTN, SPMMTS and SPI, as well as competitive pressures in the marketplace. PeterStar charges its customers for the installation of equipment and initiation of service, line rental, local, long distance and international calls and special services.

     In the period during which PeterStar has operated, there has been significant price convergence between PeterStar and public network national and international call tariffs. As PeterStar has widened its customer base, it has reduced its national and international call tariffs. At the same time, public network tariffs have increased for long distance access. Until PTN introduces local call metering to its customers, PeterStar will not receive any such revenues from its residential customers, and the timing of the introduction of such metering remains unclear.

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

     Residential Customers. PeterStar currently only receives line rental and connection charges from residential customers at the PTN rate. PeterStar will not receive local call charges from residential customers until PTN imposes such charges and then will only receive charges at the PTN rate. Long distance and international calls are billed directly to residential customers by SPMMTS and PeterStar receives no part of these revenues. For residential customers connected as part of the Vassilievski Island project, PeterStar collects all revenues for long distance and international calling, with some of the charges at PTN tariff levels.

     Interconnection Charges

     PeterStar has been able to negotiate favorable tariffs for interconnection fees and carrier charges with both PTN and SPMMTS. PeterStar's current interconnect agreements with PTN and SPMMTS expire in December and November 1998, respectively. The agreements provide for automatic extensions at the end of their term unless otherwise terminated by either party. The interconnection fees and carrier charges payable under the interconnect agreements are subject to renegotiation between the parties from time to time. PeterStar anticipates that it will have to pay a local line rental charge to PTN commencing in 1998. The exact fee, and the timing of the fee, has not yet been determined, but PeterStar believes that a certain element of such fee can be exchanged for transmission capacity provided by PeterStar to PTN. See "-- Risk Factors -- Risks Involving PeterStar Company Limited and Baltic Communications
Limited -- Dependence on Interconnect Parties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

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

BALTIC COMMUNICATIONS LIMITED

     BCL, in which the Company acquired a 100% equity interest in April 1996, provides international direct dial, international payphone and leased line services for Russian and foreign businesses in St. Petersburg and, commencing during 1997, the Leningrad Oblast. BCL also offers a number of advanced broadband services, as well as "carrier's carrier" services to other telecommunications operators. BCL has its own switching and international transmission facilities in St. Petersburg, which act as a gateway for corporate customers in both Moscow and St. Petersburg. The BCL network consists of an international and local switch and capacity on the international fiber optic cable via Finland to Sweden and the United Kingdom. BCL's primary international carrier relationships are with Telia of Sweden, Cable & Wireless Communications of the United Kingdom and Lattelekom of Latvia. BCL rents local access from PeterStar and PTN to connect its customers in St. Petersburg.

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

     Long Distance Network Services

     Products and Services

     The Company believes that there is a largely untapped market for satellite links between various regions of the Russian Federation due to the current poor quality, or total absence, of terrestrial long distance lines in many areas. In order to expand its customer base beyond Moscow and to meet growing demand for reliable telecommunications links, Teleport-TP is developing satellite links using PAMA/SCPC (Pre-Assigned Multiple Access/Single Channel Per Carrier) technology between cities and regions in the Russian Federation. These links will be provided by Teleport-TP, under the registered tradename "Satelink", directly between cities and regions, without going through Teleport-TP's Moscow hub. In particular, Teleport-TP is seeking to address the market for inter-regional communications where call completion rates are understood to be low, primarily due to the underdeveloped nature of the Rostelecom infrastructure. In addition, Teleport-TP is seeking to address the market for intra-regional communications where call completion is the responsibility of the regional network provider. In such instances Teleport-TP becomes an integral part of regional network developments. Currently, Teleport-TP has reached agreements with Uraltelecom and the regional operators in Tomsk, Sakha, Rostov and Chita for such regional networks. While, due to various startup problems including logistical difficulties and administrative difficulties with local and regional governmental authorities, there have been significant delays in the installation of, and the clearance to operate the equipment for this network, it is expected that a total of 45 sites will be installed by the end of the first half of 1998. See "-- Risk Factors -- Risks Involving Technocom Limited and Teleport-TP -- Capital and Management Resources Required for Network Expansion; Management of Growth."

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

     Implementation of these contracts in a timely manner is subject to the ability of Teleport-TP to comply with any new operating conditions that may be set by the local and regional governmental authorities in the areas in which it operates. See "-- Risk Factors -- Risks Involving Technocom Limited and Teleport-TP -- TP -- Capital and Management Resources Required for Network Expansion; Management of Growth."

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

     Currency of Billing. Teleport-TP's bills are predominantly denominated in U.S. Dollars. Installation and initiation charges, line rental and local and long distance call charges must be paid in Roubles at the U.S. Dollar/Rouble exchange rate on the date when the customer instructs its bank to make payment. Currency regulations govern the currency in which international call charges may be paid. Russian resident companies are required to pay in Roubles, while non-resident companies are permitted to pay in Roubles or U.S. Dollars. By denominating its bills in U.S. Dollars (and exchanging Roubles at the then current U.S. Dollar/Rouble exchange rate), Teleport-TP limits the exchange rate risk otherwise associated with transacting business in a foreign currency. See "-- Risk Factors -- Country Risks -- Restrictions on Currency Conversion; Historical Volatility in Currency Prices."

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

ALTEL

  OVERVIEW

     ALTEL, in which the Company owns a 50% interest, currently operates the only national cellular network in Kazakhstan. ALTEL was formerly known as BECET International, although marketing its services under the name "ALTEL". In May 1998 ALTEL changed its corporate name to the name under which it was doing business.

     The other 50% of ALTEL is held by Kazakhtelekom, the operator of the national telephone network in Kazakhstan. In May 1997, the Kazakh government announced the sale of a 40% stake in Kazakhtelekom, the state-owned telecommunications company, to Daewoo. However, in March 1998, it was reported that Daewoo had sold a portion of its stake (reported to be approximately 10% of Kazakhtelekom) to an unnamed third party. The report did not indicate whether Daewoo proposed to sell or retain the remainder of its stake in Kazakhtelekom. Kazakhtelekom recently received a revised license specifically naming it as the exclusive national network operator in Kazakhstan, and giving it a wide range of powers to carry out this function.

     The Company's primary objectives for ALTEL are to increase revenues and cash flows through increased subscriber penetration, usage and network coverage. Cellular service provides a rapid and relatively inexpen-sive way to overcome the deficiencies of the wireline telecommunications infrastructure in Kazakhstan. ALTEL's cellular telecommunications network in Kazakhstan currently consists of separate systems in Almaty, South Kazakhstan (Chimkent), Karaganda, Pavlodar, Astana (formerly known as Akmola), Aktyubinsk, Kustanai, East Kazakhstan (Ust-Kamenogorsk), Atyrau, Taraz, Petropavlovsk and Kyzl Orda. As of December 31, 1997, ALTEL's cellular telecommunications network covered a geographic area of approximately 4,200,000 people, or "POPS", representing 24% of the total population, in 12 cities. ALTEL commenced cellular service in September 1994 and has since experienced significant subscriber and revenue growth. As of December 31, 1997, ALTEL had 11,102 subscribers, as compared to 6,957 subscribers as of December 31, 1996. During the year ended December 31, 1997, ALTEL's subscribers generated average monthly recurring revenues of $220 per subscriber.

     See "-- Telecommunications Licenses -- ALTEL" for a description of the telecommunications license held by ALTEL.

     ALTEL, which began operations in September 1994, generated net income for the year ended December 31, 1997 of $7.2 million on operating revenues of $30.0 million, as compared to net income of $4.5 million on operating revenues of $19.1 million for the year ended December 31, 1996. The subscriber base grew from 2,882 at the end of 1995 to 11,102 at December 31, 1997. ALTEL accounted for 26.2% of the Company's operating revenues for the year ended December 31, 1997.

  STRATEGY

     The Company believes the development of a market economy in Kazakhstan is likely to increase demand for modern telecommunications services, including wireless communications, as demonstrated by the subscriber growth experienced to date by ALTEL. While the Kazakh telephone network is expected to be modernized over time, the Company believes this is likely to be an expensive and lengthy process. The Company believes that this environment provides ALTEL with the opportunity to provide customers in Kazakhstan with a viable, high quality alternative to wireline telephone service during the period it will take to modernize the basic public network.

  NETWORK AND FACILITIES

     As of December 31, 1997, ALTEL's cellular telecommunications network in Kazakhstan consisted of separate systems in Almaty, South Kazakhstan (Chimkent), Karaganda, Pavlodar, Astana, Aktyubinsk, Kustanai, East Kazakhstan (Ust-Kamenogorsk), Atyrau, Taraz, Petropavlovsk and Kyzl Orda, and it met the second (and final) "coverage" condition of its license from the KMOC by having 11 systems in place by December 31, 1996. Further installations remain dependent upon many factors including the successful location of additional cell sites and the results of marketing and other studies. As of December 31, 1997, investment in ALTEL's cellular network infrastructure and support facilities totaled approximately $28.9 million. ALTEL anticipates that its capital expenditure program in 1998 will total approximately $8.2 million and will be used to develop new installations, expand network capacity in the existing cities (particularly in Almaty, Astana and Atyrau), introduce pre-paid cellular services and technical safeguards against cloning fraud, and to upgrade equipment. The Company believes that this funding will all be provided by internally generated cashflows.

     All ALTEL systems are connected to the local telephone network and the regional trunk switch in the cities where they are located. The system in Almaty is also linked to an international trunk exchange and the Astana system will be linked to a new international switch in that city when it becomes operational. Long distance and international calls are completed using the national and international network of Kazakhtelekom. International calls are switched through a digital exchange in Almaty.

     Space for most ALTEL switches, cell sites and associated equipment is provided by Kazakhtelekom. ALTEL also uses space in a Kazakhtelekom exchange building in Almaty for office and administrative purposes. ALTEL has also established, and will continue to establish, customer service centers in each city in which service is offered. Virtually all space for customer service centers and equipment not provided by Kazakhtelekom is leased, although ALTEL has purchased its facilities in Taraz, one base station site and building in Chimkent and a base station building in Karaganda. ALTEL is considering the purchase of a central office building in Almaty, although suitable premises have yet to be identified. Commencing March 1998, ALTEL is leasing new premises in Almaty to combine its central retail store and provide a larger customer service center.

     In November 1997, the official political capital of Kazakhstan was moved from Almaty to Astana. Although ALTEL does have a presence in Astana, the long-term effect of this move on ALTEL's business remains uncertain. For example, ALTEL could need to incur the cost of moving its administrative functions to Astana. Currently, both the number of customers in Astana and the traffic between Almaty and Astana are increasing, but there is a risk that the move could result in reduced cellular activity in Almaty in the future.

  PRODUCTS AND SERVICES

     ALTEL customers may choose from three types of cellular service: service within a single city, service within Kazakhstan as a whole, and full service including international access. Optional services include call waiting, three party conferencing, call forwarding, voice mail and busy transfer. ALTEL also markets cellular telephones and related equipment manufactured by Motorola.

     ALTEL offers a roaming facility between the home city of the subscriber and other cities served by the ALTEL network. In addition, as of December 31, 1997, ALTEL had established roaming agreements with other cellular operators: (i) Katel in Kyrgyzstan; (ii) Uzdunrobita in Uzbekistan, (iii) SCC in the Russian city of Omsk, (iv) BEELINE in Moscow; and (v) Fora in St. Petersburg.

     ALTEL will introduce a pre-paid cellular system by mid-1998, thereby adding to its existing service offerings. In addition to further reducing the potential for bad debts, this system will also permit ALTEL to market a portable unit having fewer features and more economical pricing, thus enabling ALTEL to expand into a new and potentially much larger market segment than that to which it has addressed its marketing efforts to date.

     ALTEL markets its cellular services through its own outside direct sales force, which targets corporate and government accounts and high volume consumers, together with customer service centers. Although subscribers to ALTEL's services include individuals, ALTEL anticipates that for the foreseeable future its services will appeal principally to businesses. While all market segments are growing, ALTEL is experiencing the most significant growth in the area of Kazakh businesses and individuals.

     ALTEL does business under the registered trade name "ALTEL" and features this name in all of its marketing and promotional activity. ALTEL uses a variety of marketing channels to promote its services, including television, radio, newspapers, billboards and sponsorship of concerts and other popular events. ALTEL believes that both the identification of the "ALTEL" trade name with its services, and its marketing activities, have been effective in stimulating demand for its products and services.

  OPERATIONS

     Billing and Tariffs

     Subscribers are billed monthly in U.S. Dollars for access charges, airtime charges, and toll charges and optional services. Government regulations determine the currency in which invoices may be paid, which depends upon the residency status of the customer. Domestic subscribers may pay only in Tenge, while foreign subscribers are permitted to pay in Tenge or U.S. Dollars. Historically, if the payment was made in Tenge, the subscriber was required to convert the invoice amount to Tenge at the exchange rate effective on the date of payment. Commencing March 1998, ALTEL is now required to issue a tax invoice with each bill stating the amount in Tenge as of the billing date, and the customer then pays that Tenge amount. ALTEL is therefore now exposed to a greater currency risk since the Tenge could weaken against the U.S. Dollar in the time between the dates the bill is issued (and the exchange rate set) and the bill is paid.

     Under the terms of its license, ALTEL is free to establish the rates for all cellular services provided on its network, without prior approval from the KMOC. ALTEL's pricing is subject to review by the Kazakh Anti-

Monopoly Commission. ALTEL currently employs one pricing structure for all of its customers, but Kazakh government agencies are offered a 25% discount on activation and a 35-40% discount on monthly access fees and airtime charges. Currently, ALTEL has 141 subscribers in this category and management does not expect this number to increase significantly over time.

     A new subscriber currently pays a one-time activation fee of $474 or $336 and makes a security advance of $500, $250, or $100 to cover monthly fees and usage charges depending on whether the subscriber has international, inter-city or local access, respectively. Non-residents of Kazakhstan pay security advances of $850, $350 or $250 depending on whether the subscriber has international, inter-city or local access. Monthly access fees are $24 for local service alone, $48 for inter-city service and $78 for full international service. Usage charges are $0.30 off-peak and $0.48 per minute plus the applicable tariffs for international and inter-city calls. In addition, there is a monthly fee of $6.00 for each optional service, including call waiting, three party conferencing, call forwarding, itemized billing and busy transfer. ALTEL also charges its subscribers a fee for the ability to roam to other regional cities. ALTEL periodically offers special tariff-related promotions which include discounts on certain elements of the tariff schedule when packaged together. In addition, certain customers are offered volume discounts on the tariff schedule. ALTEL is currently developing a simplified range of tariff packages, effectively bundling the service offering and linking call tariffs to the subscribers' calling patterns. It is anticipated that these tariff packages will be available to the market during the first half of 1998. All of the above tariffs include VAT at the rate of 20%.

     Interconnection

     ALTEL is dependent on its interconnection to networks operated by Kazakhtelekom for the completion of its local, long distance and international calls. ALTEL pays an annual license fee to the KMOC in lieu of all frequency or interconnection charges, equal to up to 6% of its after-tax profits as calculated by the Kazakh statutory audit. ALTEL pays Kazakhtelekom a tariff in respect of local calls, and enjoys a preferential tariff in respect of long distance and international calls which provides ALTEL with an average margin of 25% on such calls. Kazakhtelekom has recently been authorized, in connection with its appointment as the exclusive operator of the Kazakh national network, to levy interconnection charges, and to do this on a basis which yields it a profit. There can be no assurance that Kazakhtelekom will not use this authority to start assessing interconnection charges against ALTEL, notwithstanding that ALTEL is already paying a license fee expressly stated to be in lieu of interconnection charges. See "Risk Factors -- Risks Involving ALTEL -- Dependence on Interconnect Parties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Year Ended December 31, 1997 Versus Year Ended December 31, 1996 -- ALTEL."

     Suppliers

     ALTEL has entered into a series of agreements with Motorola for the purchase of the equipment required for its cellular network. See "-- Description of Agreements -- ALTEL."

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

     Although PTN has historically supported the development of PeterStar, PTN and PeterStar must be regarded as competitors in the telephony segment. PTN can offer its customers the same core services as PeterStar, notwithstanding (to date) the lower transmission quality and call completion rates of the PTN network. Furthermore, PTN has recently completed the installation of a modern fiber optic loop in St. Petersburg which, when operational, will significantly enhance its ability to carry traffic and therefore to compete with PeterStar (in particular for the carriage of cellular traffic). In addition, PTN has commenced efforts to raise funds to further modernize its network by accessing the international capital markets. Although PeterStar believes that PTN would require substantial additional capital to completely modernize its network, PTN, either alone or though Telecominvest, is free at any time to enter into joint venture arrangements with other foreign partners to modernize its network independently of PeterStar. While PeterStar believes that there is a constructive working relationship between PeterStar and PTN, there can be no assurance that PTN will not in the future start to compete more aggressively with PeterStar and/or that future disputes between the partners will not occur and/or that PTN will not seek another partner. See "-- Risk Factors -- Risks Involving PeterStar Company Limited and Baltic Communications
Limited -- Dependence on Interconnect Parties" and "-- Ownership and Management of Operating Subsidiaries -- PeterStar Company Limited."

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

  ALTEL

     There is currently no other licensed cellular network operating in Kazakhstan. A local "pirate" operator named Tolkyn at one time operated a limited radio-based communications system, which was believed to have no more than 200 subscribers in the city of Almaty. However, the government of Kazakhstan appears desirous to establish a GSM network in Kazakhstan and to license one or more parties to develop this. See "-- Telecommunications Licenses -- ALTEL." Until more details of the network and licensing process are known, ALTEL is currently unable to assess the impact of this potential development upon its business.

TELECOMMUNICATIONS LICENSES

  PETERSTAR COMPANY LIMITED

     In June 1996, PeterStar was granted a license, which superseded a license granted in November 1994, for an eight year term expiring November 2004 to provide local, national and international telecommunications services within St. Petersburg and the surrounding region. One of the conditions of this license is that access to long distance and international communications be through the public network. Other licenses that have been issued to PeterStar include a dedicated network license (expiring September
2001), a data communications license (expiring May 2001), a telematics license (expiring May 2001) and a videoconferencing license (expiring June 2001). Based on its experience in renewing existing, and obtaining new, licenses and its general knowledge of the licensing environment in Russia, management believes that, so long as they are being actively utilized, all such licenses will be renewed at the end of their respective terms.

     The main PeterStar license, governing the provision of public telecommunications services, sets the number of lines which PeterStar may have in St. Petersburg and the surrounding region at 106,000, and requires that capacity equal to 74,200 lines be introduced by June 1999. Based on its experience in renewing existing, and obtaining new, licenses and its general knowledge of the licensing environment in Russia, management of PeterStar believes that the maximum and minimum number of lines are not strict requirements but are instead designed to provide general guidance as to the number of lines intended to be included on the system. As of December 31, 1997, PeterStar had 114,774 lines, of which 85,948 were provided to cellular operators. PeterStar does not believe that its license would be terminated or re-negotiated, that it would be forced to reduce the number of its subscribers, or that other penalties would be imposed, by reason of its exceeding its 106,000 line ceiling, but there can be no assurance that the RFCTI would not take a different position which in turn could result in the revocation of the license or its renegotiation on terms unfavorable to PeterStar or the imposition of penalties. It is not possible to calculate the amount of any penalties which might be imposed, which are in the discretion of the RFCTI.

     The dedicated network license permits PeterStar to provide long distance and international telephone transmission services to dedicated network operators (such as BCL) in St. Petersburg and the surrounding region for a term expiring in September 2001. This license therefore enables PeterStar to offer its clients the potential cost efficiencies and synergies which come from working with affiliated companies, as well as allowing PeterStar and BCL to explore ways to work together to provide integrated solutions to customer needs. The dedicated network license sets the number of lines which PeterStar may have at 30,000 and requires that capacity equal to 21,000 lines be introduced by September 1999. Once again, based on its experience in renewing existing, and obtaining new, licenses and its general knowledge of the licensing environment in Russia, management of PeterStar believes that the maximum and minimum number of lines are not strict requirements but are instead designed to provide general guidance as to the number of lines intended to be included on the system. However, there can be no assurance that the RFCTI would not take a different position which in turn could result in the revocation of the licenses or their renegotiation on terms unfavorable to PeterStar or the imposition of penalties. It is not possible to calculate the amount of any penalties which might be imposed, which are in the discretion of the RFCTI. See "-- Risk Factors -- Risks Involving PeterStar Company Limited and Baltic Communications Limited -- Reliance on Telecommunications Licenses; Risks of Revocation or Renegotiation of Licenses."

  BALTIC COMMUNICATIONS LIMITED

     BCL's primary license permits it to provide long distance and international telephone, facsimile and data transmission services within St. Petersburg and the surrounding region for a term expiring on December 31, 2003. Management believes that, so long as it is being actively utilized, BCL's license will be renewed at the end of its current term. BCL is not required to route its long distance traffic through the facilities of SPMMTS, and has its own international facilities providing cable access. However, BCL's license does not permit it to interconnect with PTN's public network. BCL is therefore working with PeterStar to explore providing integrated long distance and international solutions for customers. The license sets the upper limit of subscribers to the BCL network at 100,000 and requires that 70,000 of these be in place by January 2001. BCL had approximately 1,200 lines as of December 31, 1997. Based on its experience in renewing existing, and obtaining new, licenses and its general knowledge of the licensing environment in Russia, management of BCL believes that the maximum and minimum line numbers are not strict requirements but are instead designed to provide general guidance as to the number of lines intended to be included on the system. However, there can be no assurance that the RFCTI would not take a different position which in turn could result in the revocation of the license or its renegotiation on terms unfavorable to BCL or the imposition of penalties. It is not possible to calculate the amount of any penalties which might be imposed, which are in the discretion of the RFCTI. See "-- Risk Factors -- Risks Involving PeterStar Company Limited and Baltic Communications Limited -- Reliance on Telecommunications Licenses; Risks of Revocation or Renegotiation of Licenses."

  TECHNOCOM LIMITED

     Teleport-TP

     Teleport-TP has been issued two licenses for long distance and international leased circuits for dedicated network services and for television, and a data license providing for interconnection to the public network. In addition, Teleport-TP has been issued an overlay license to offer local, long distance and international voice and data services which are interconnected to the public telephone network in the 40 regions (plus Moscow and St. Petersburg) in which Teleport-TP's long distance network will initially be operational. Based on its experience in renewing existing, and obtaining new, licenses and its general knowledge of the licensing environment in Russia, management believes that, so long as they are being actively utilized, all of the licenses will be renewed at the expiration of their respective terms.

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

     License N4207 limits the number of subscribers under such license to 15,000 and requires that 10,500 be in place by October 1999. License N4437, unlike its predecessor N386, makes no reference to minimum subscriber targets. (License N386 limited the number of subscribers to 1,700 and required that 1,190 be in place by October 28, 1997.) License N3654 provides that the installed subscriber capacity of Teleport-TP's data network should permit the connection of at least 70,000 subscribers by December 2000 and at least 100,000 subscribers by the end of the license, but it does not impose any limit on the number of subscribers. License N4199 provides that the total installed capacity of the long distance network should be at least 100,000 numbers with at least 70,000 numbers operational by May 2000. Based on its experience in renewing existing, and obtaining new, licenses and its general knowledge of the licensing environment in Russia, management of Teleport-TP believes that these subscriber provisions are not strict requirements, but are instead designed to provide general guidance as to the number of subscribers intended to be included on the system. Based on that experience, management further believes that, so long as a license is being actively utilized, such license will not be terminated nor other sanctions imposed if Teleport-TP failed to have the minimum number of subscribers in place by any date specified or if it was to exceed the maximum number of subscribers permitted by the license, but there can be no assurance that the RFCTI would not take a different position, which in turn could result in the revocation of the license or its renegotiation on unfavorable terms or the imposition of penalties. It is not possible to calculate the amount of any penalties which might be imposed, which are in the discretion of the RFCTI. See "-- Risk Factors -- Risks Involving Technocom Limited and Teleport-TP -- Reliance on Telecommunications Licenses; Risks of Revocation or Renegotiation of Licenses."

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

  ALTEL

     ALTEL holds a 15-year renewable license issued in February 1994 for the creation and operation of cellular communications networks in Kazakhstan for local, long distance and international calling, using the 800 MHZ frequency band and "AMPS" technology. Under the terms of the license ALTEL was required to provide cellular services to Almaty and ten to twelve additional regional centers by the end of 1996, a condition which has been met. See
"-- ALTEL -- Network and Facilities."

     The license specifies that ALTEL is to be the exclusive provider of cellular service in Kazakhstan for the first five years of the license term. The license also specifies that, if the KMOC determines that it will issue any other license to create and operate a cellular network in accordance with GSM or NMT-450 standards or any other technology, ALTEL will be given the right of first refusal with respect to such license. Additionally, the license is transferable upon approval by 75% of ALTEL's shareholders.

     The exclusivity provision of ALTEL's license has recently been the subject of scrutiny by various governmental agencies in Kazakhstan, and questions have been raised as to its validity. In order to put the matter to rest, ALTEL has been discussing with the KMOC substituting a new license with revised terms for its existing license. While those terms are not finally negotiated, they would likely include a combination of:

     - eliminating the exclusivity provision (which terminates in any event in February 1999);

     - eliminating ALTEL's right of first refusal with respect to other licenses, in favor of giving it a guaranteed right to participate in any tenders or negotiations for a new license; and

     -  eliminating the ability to transfer the license,

     in return for a new 15 year license to be valid from the date of issue.

     Management of ALTEL believes that a resolution of the kind envisaged would put to rest the issues that have been raised regarding ALTEL's existing license and assure ALTEL a suitable environment in which to continue the development of its business. Management also believes that, by virtue of its cost structure and its market penetration to date, it is in a good position to compete with any parties who are hereafter licensed to operate cellular networks in Kazakhstan, even those which may enjoy the backing of the KMOC or other agencies of the government of Kazakhstan. However, there can be no assurance that efforts to limit the scope of its license or otherwise revise its terms in a way which could be detrimental to ALTEL will not continue, or that ALTEL will in fact be able to compete successfully with any new licensees. See "-- Risk Factors --

Country Risks -- Legal Risks" and "-- Risks Involving ALTEL -- Reliance on Telecommunications License; Elimination of Exclusivity Provision."

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

  ALTEL

     ALTEL has agreed pursuant to an agreement entered into in May 1994 (the "Motorola Purchase Agreement") to purchase from Motorola the infrastructure equipment required for the cellular systems to be installed in Almaty and eighteen other regional centers throughout Kazakhstan. The Motorola Purchase Agreement requires that ALTEL purchase the equipment required for Almaty in all events for the sum of $7.8 million. Management believes that ALTEL has now met this requirement. The agreement permits ALTEL to not proceed with the purchase of equipment for any of the other sites by so notifying Motorola, subject to incurring a penalty if this is done less than a specified number of days before the applicable equipment is scheduled for shipment. Management also believes that it has complied with these requirements in reducing the total number of installations in Kazakhstan to 12, including Almaty. Finally, the agreement prohibits ALTEL from purchasing cellular system equipment from other suppliers during the five year term unless the delivery by Motorola of any equipment ordered by ALTEL is unreasonably delayed.

     Pursuant to a separate agreement, Motorola has agreed to furnish services with respect to the equipment, which will include system design, installation, optimization, system engineering, program management, software maintenance and on-site switch maintenance.

     The term of both agreements is five years. Thereafter, each agreement will automatically renew for consecutive five-year terms unless either ALTEL or Motorola notifies the other of its intent to terminate such agreement at least 30 days prior to the expiration of the then current five-year term.

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

  ALTEL

     As of December 31, 1997, ALTEL had 428 employees, two of whom were part-time. Of these employees, 426 were Kazakh nationals and two were expatriate managers. The number of employees involved in branch operations was 181. None of its employees is subject to a collective bargaining agreement. ALTEL believes that its relations with its employees are good.

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

     Prior to 1997, the other shareholders of PeterStar were Telecominvest (20%) and Complus Enterprises Holding S.A. ("Complus") (20%). Telecominvest was a joint venture between PTN and SPMMTS formed to act as a holding company for their respective interests in a number of telecommunications ventures in Northwest Russia. Telecominvest acquired its interest in PeterStar from PTN as part of PTN's contribution to this joint venture. Complus was a 55% owned indirect subsidiary of Cable & Wireless.

     In 1996, a Commerzbank affiliate acquired a 51% interest in Telecominvest. In May 1997, the holdings in PeterStar were restructured in connection with the recapitalization of PeterStar, so that Telecominvest came to acquire an additional 9% interest in PeterStar from Complus, while at the same time the Commerzbank affiliate gave up its interest in Complus, which thereafter became wholly owned by Cable & Wireless. Cable & Wireless then transferred its 11% interest in PeterStar from Complus to PLD Holdings. Accordingly, as of December 31, 1997 PeterStar was owned 60% by NWE Cyprus, 11% by PLD Holdings, and 29% by Telecominvest, which is owned 51% by the Commerzbank affiliate, 25% by PTN and 24% by SPMMTS.

     If the transactions with Cable & Wireless and News America are consummated, the Company will acquire PLD Holdings and thereby increase its interest in PeterStar to 71%. See "-- Recent Developments -- Transactions with Cable & Wireless and News."

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

     PeterStar is dependent on PTN for the completion of most of its calls, and the PeterStar network is linked to the PTN network, giving PeterStar access to PTN's large local subscriber base. In addition, PeterStar is dependent on PTN's buildings, ducts and tunnels in order to house its exchanges and to reach its customers. To date, PTN has permitted PeterStar to house its exchanges in PTN buildings and use its other facilities without paying rent or call charges. Although PTN is required to do this under the terms of PeterStar's foundation documents, the presently unforeseen refusal by PTN to honor this commitment for free access or to condition access on unfavorable terms, or to restrict or condition completion of calls from the PeterStar network, could have a material adverse effect upon PeterStar, and hence upon the Company. PTN has been pressing PeterStar to commence making payments for the use of its local lines and negotiations have been conducted between the parties for the introduction of local line rental charges. At present it is not possible to predict the outcome of these negotiations, nor their impact upon PeterStar's results of operations. Given the extent of the reliance of PeterStar upon PTN, PTN is clearly in a position to exercise a high degree of influence over PeterStar's affairs as a practical matter, even as an indirect minority shareholder.

     Notwithstanding its ability to influence PeterStar's affairs, the Company believes that PTN will continue to support the development of PeterStar's business as presently planned, and that PTN's business objectives are basically consistent with PeterStar's own plans.

     Management

     At the beginning of 1997, the board of directors of PeterStar consisted of seven directors, three of whom were appointed by the Company, two by Telecominvest and one by Complus. The seventh director was the General Director, who is required to be nominated by the Company but approved by the general meeting of shareholders. During 1997, the size of the board was increased to eight, with three each being appointed by the Company and Telecominvest, and one being appointed by PLD Holdings, which is currently wholly owned by Cable & Wireless. The eighth director remained the General Director, who is still required to be nominated by the Company subject to final approval by the shareholders.

     Inasmuch as six of the eight directors must be present to constitute a quorum, the possibility exists that the Telecominvest directors (or any three other directors) may be able from time to time to prevent the creation of a quorum. Once a quorum is present, however, the Company is currently reasonably assured of a majority of the votes on the board, on the basis that both the director appointed by PLD Holdings, which is wholly-owned by Cable & Wireless, the Company's principal shareholder and therefore presumed to be likely to support the Company in respect of matters coming before the PeterStar board, and the General Director, who is a Company appointee, will vote with the three Company-appointed directors. Even if only the PLD Holdings director votes with the three Company appointees, the Company can still achieve a majority of votes because the PeterStar foundation documents specify that the person designated as Chairman of the Board (whom the Company is entitled to appoint) also has a casting vote in the event of a tie vote among the board of directors. If the transactions with Cable & Wireless and News America are consummated, the Company will be assured of the right to appoint four of the eight directors of PeterStar. See "-- Recent Developments -- Transactions with Cable & Wireless and News."

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

     Vladimir Akulich became Acting General Director of PeterStar in March 1995 and was confirmed as General Director in May 1995. Previously, he had been its Technical and Operations Director. After completing his education at the St. Petersburg Institute of Communications in 1978, Mr. Akulich worked in the Radio Communications Equipment Factory until 1982. In 1983, he began his professional career in the telecommunications industry, holding positions of increasing responsibility at PTN. His last position at PTN was as Chief Engineer of one of five telephone nodes in the PTN network. Mr. Akulich is 39 years of age.

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

     Rick Macy joined PeterStar as Commercial Director in April 1998, replacing Stephen Gardner who then became Vice President -- Commercial, Russia for PLD. Prior to joining PeterStar, Mr. Macy was the Commercial Director, Moscow for Millicom International Cellular, where he was responsible for the sales and marketing of all of Millicom's Russian cellular joint ventures. Previously, he was Area Sales Manager for Harris Corporation, responsible for their European markets. He also spent four years as an electronics technician in the U.S. Navy. Mr. Macy is 33 years old.

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

     Alexander Belyakov became Technical and Operations Director in May 1996. His previous positions were Acting Technical and Operations Director (beginning in March 1995) and Chief Engineer of the Technical Department. Mr. Belyakov graduated from the St. Petersburg Institute of Communications in 1978. From 1978 until 1982, he worked in "Mezhgorsvjazstroy", where his responsibilities were the installation of optical fiber links and switching equipment. From 1982 through 1992, he worked in PTN as a leading engineer in digital telecommunication systems. In January 1993, Mr. Belyakov joined PeterStar and became Transmission Systems Manager. Mr. Belyakov is 40 years old.

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

ALTEL

     Ownership Structure

     The Company's 50% interest in ALTEL is held by WTC, a British Virgin Islands corporation and a wholly owned indirect subsidiary of the Company. The shares of WTC are held by the Company through NWE Cyprus. The other 50% interest in ALTEL is currently held by Kazakhtelekom, a joint stock company which is owned by the government of Kazakhstan and which operates the public telephone network in that country (the authority to operate such network having been recently confirmed by the grant to Kazakhtelekom of specific authority to act as the exclusive operator of the public network in Kazakhstan and as representative of the Kazakh government in international telecommunications matters). In May 1997, the Kazakh government announced that it had sold a 40% stake in Kazakhtelekom to Daewoo. However, in March 1998, it was reported that Daewoo had sold a portion of its stake (reported to be approximately 10% of Kazakhtelekom) to an unnamed third party. The report did not indicate whether Daewoo proposed to sell or retain the remainder of its stake in Kazakhtelekom. See "-- Risk Factors -- Risks Involving ALTEL -- Effect of Sale of Stake in Kazakhtelekom on ALTEL and the Telecommunications Market in Kazakhstan" and "-- Relationship with Other Equity Holders."

     Relationship with Other Equity Holders

     The relationship between WTC and Kazakhtelekom is governed principally by the terms of a joint venture agreement entered into in December 1993. The agreement sets forth the respective capital contributions of the parties. In the case of the Kazakh partner, these consisted of the cellular license and frequencies, as well as all physical facilities required for the operation of the cellular network. As required, WTC contributed cash, equipment, property and services with an aggregate value of $20.0 million by February 1995. WTC has no obligation to make any additional contributions. Should the board of directors of ALTEL determine that ALTEL requires an additional capital contribution, then each shareholder will be required to contribute its proportionate share of the capital contribution or face dilution.

     Each ALTEL shareholder has the same voting, distribution and liquidation rights, except that upon a liquidation, WTC is entitled to receive out of any distributions the first $20.0 million for its capital contribution plus any subsequent capital contributions not matched by Kazakhtelekom.

     Prior to February 4, 1999, neither party may sell, assign, pledge or otherwise transfer its equity interest in ALTEL without the written consent of the other party. After February 4, 1999, either party may transfer its equity interest provided that the transferee agrees to be bound by the terms of the Joint Venture Agreement.

     ALTEL and Kazakhtelekom entered into an interconnection agreement pursuant to which Kazakhtelekom agreed to provide ALTEL with access to the public switched telephone network in Kazakhstan for the fifteen year term of ALTEL's current license free of charge (but subject to payment of certain charges to local operators for carriage and termination of calls from ALTEL's network). While there is no reason to suppose that Kazakhtelekom will not honor this commitment, the loss of, or any significant limitation on its access to the network could have a material adverse effect on the operations of ALTEL.

     While WTC may have the power, pursuant to the management structure described below, to direct the operations or determine the strategies of ALTEL, management believes that it is unlikely, in view of the pivotal importance of Kazakhtelekom to the business of ALTEL, that any significant initiatives would be undertaken by WTC without the consent of Kazakhtelekom. To date, Kazakhtelekom has not used its position to undermine initiatives proposed by WTC, nor to cause ALTEL to take any action to WTC's detriment; however, there can be no assurance that it will not do so in the future.

     The sale of a 40% stake in Kazakhtelekom to Daewoo in May 1997 may result in changes in the relationship between ALTEL and WTC, on the one hand, and Kazakhtelekom, on the other, but the effects are not possible to predict at the present time. The March 1998 report regarding the sale by Daewoo of a portion of its stake (reported to be approximately 10%) to an unnamed third party also increases uncertainty, as to the government's attitude towards Kazakhtelekom and Daewoo's intentions with respect to the remainder of their stake. Additionally, it is not known what effect on ALTEL, or its license or business, the recent designation of Kazakhtelekom as the exclusive operator of the public network, or the recent efforts by the KMOC to eliminate the exclusivity element of ALTEL's license and to appoint new licensees, will have. All of these developments will present new uncertainties and challenges for ALTEL. See "-- Risk Factors -- Risks Involving ALTEL -- Effect of Sale of Stake in Kazakhtelekom on ALTEL and the Telecommunications Market in Kazakhstan" and "-- Reliance on Telecommunications License; Elimination of Exclusivity Provision,"
"-- Telecommunications in the Former Soviet Union -- Telecommunications in Kazakhstan" and "-- Telecommunications Licenses -- ALTEL."

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

     Management

     ALTEL is managed by a board of directors consisting of six members, three designated by Kazakhtelekom and three by WTC. WTC designates the Chairman of the Board who has a casting vote in the event of a tie vote. At least four members of the board are required to approve any of the following actions: amendment of ALTEL's charter, dissolution, voluntary bankruptcy, approval of the annual budget, acquisition of assets or businesses in excess of $5 million or any disposition or transfer of the ALTEL license, other investments in excess of $1 million or incurring indebtedness in excess of $2 million. These arrangements cannot be changed without WTC's consent. Accordingly, while there may be some question about the enforceability of these arrangements, WTC believes that it has the ongoing ability to make all significant strategic, operating, financing and investing decisions on behalf of ALTEL through the arrangements described above, although it is not likely that it would choose to take action without the approval of Kazakhtelekom.

     ALTEL has two co-chief executive officers ("Co-CEOs") and a treasurer who is also the chief financial officer ("CFO"), and may appoint other officers as the board determines. In addition, ALTEL has a chief Kazakh financial officer ("CKFO") who reports directly to the CFO and who is responsible for accounting matters under Kazakh law as well as serving as a liaison between ALTEL and the Kazakh tax authorities. One of the Co-CEOs and the CKFO are appointed by the directors who are designees of Kazakhtelekom and the other Co-CEO and the CFO are appointed by the directors who are designees of WTC. The Co-CEO appointed by the WTC directors has the ultimate responsibility for the management of ALTEL, subject to the authority of the board of directors.

     The officers of ALTEL are as follows:

Rex Power...........................    Co-Chief Executive Officer
Maxut Sauranbekov...................    Co-Chief Executive Officer
Tamara Darcy........................    Acting Chief Financial Officer (through April 1998)
Michael Leaver......................    Chief Financial Officer (commencing April 1998)
Natalia V. Sauranbekova.............    Chief Kazakh Financial Officer

     Rex Power became Co-Chief Executive Officer of ALTEL in June 1997. He is a registered chartered engineer and a registered European engineer. Prior to joining ALTEL, he worked for Cable & Wireless for over 30 years, mostly in overseas assignments, including management positions in Nigeria, Saudi Arabia and Macau. Additional positions with Cable & Wireless included Regional Business Manager for the Bermuda, Caribbean and Atlantic Islands Region and General Manager, Eastern Russia/Director, Special Projects in the Northeast Asia Region, Hong Kong and Japan. Mr. Power is 50 years old.

     Maxut Sauranbekov became Co-Chief Executive Officer of ALTEL in June 1997. He joined ALTEL in October 1994 as Vice President for Marketing, Sales and Customer Service and then served as Vice President for Corporate Affairs. Prior to joining ALTEL, he worked for eight years in various other commercial and financial ventures. Mr. Sauranbekov is 35 years old.

     Tamara Darcy served as Acting Chief Financial Officer of ALTEL from January 1998 to April 1998, while ALTEL sought a new Chief Financial Officer. Ms. Darcy has many years of accounting and financial consulting experience, including with DHL Worldwide Express in Moscow and Glaxo Holdings in Moscow. She has also worked as a financial consultant for BCL. Ms. Darcy, who graduated from the Technical University in St. Petersburg with an engineering degree, is a Chartered Management Accountant and is fluent in Russian and English. She resigned from her position upon Michael Leaver becoming the Chief Financial Officer in April 1998.

     Michael Leaver joined ALTEL as Chief Financial Officer in April 1998, replacing Tamara Darcy. From 1995 until joining ALTEL, he was Deputy General Director of Uralwestcom, a cellular telephony operator in Yekaterinburg. Previously, Mr. Leaver was the Financial Director for Kiev Tetra Pak, a Ukrainian joint venture, for three years during its start-up phase. Mr. Leaver is 41 years old.

     Natalia V. Sauranbekova has more than seven years experience in finance. For over three years, she was Financial Director at Kazryastechnika, which provided research and planning services for the KMOC, and prior to that she was an economist with a number of Kazakh government agencies. She is married to Mr. Maxut Sauranbekov, one of the two Co-Chief Executive Officers.

     ALTEL entered into a Consulting and Information Services Agreement with WTC, dated January 30, 1995, pursuant to which WTC provided certain consulting, information, management services and personnel expertise to ALTEL. In consideration for these services, ALTEL paid WTC a fee of $25,000 per month plus 3% of ALTEL's monthly gross revenues. This agreement was terminated as of December 31, 1997, and ALTEL is currently negotiating with the Company and Kazakhtelekom for new consulting agreements. These contracts are anticipated to provide for consulting fees, in the case of the Company, of $25,000 per month plus 3.4% of ALTEL's gross revenues, and, in the case of Kazakhtelekom, of 300,000 Tenge per month plus 1% of ALTEL's gross revenues, and to be effective as of January 1, 1998, with a one year term automatically renewable for successive one year periods unless terminated by either party.

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

     Economic Risks -- Uncertain Pace of, and Difficulties Experienced in, Economic Reform; Reliance on Foreign Economic Aid. Until recently, the economies of both the Russia Federation and Kazakhstan were administered by the central authorities of the former Soviet Union. Following the collapse of those authorities and the command economy they managed, the governments of both the Russian Federation and Kazakhstan sought to implement policies designed to introduce free market economies into their respective countries. While these policies have met with some success, the economies of both the Russian Federation and Kazakhstan have been characterized by high unemployment, high rates of business failure, the deterioration of certain sectors of the economy, high government debt relative to gross domestic product and declining real wages. In both the Russian Federation and Kazakhstan real economic improvement has been limited to specific regions (the Moscow and St. Petersburg regions in Russia, and Almaty in Kazakhstan). The Russian Federation is still experiencing a lack of political consensus as to the scope, content and pace of free market reforms. No assurance can be given that policies to introduce or support a free market economy will continue to be implemented in either the Russian Federation or Kazakhstan, that these countries will remain receptive to foreign investment or that the economies of the Russia Federation or Kazakhstan will stabilize. The failure of any of these to occur could have a material adverse effect on the Company. In addition, the Russian Federation currently receives substantial financial assistance from several foreign governments and international organizations. To the extent any of this financial assistance is reduced or eliminated, economic development in the Russian Federation may be adversely affected, and any resulting difficulties in the Russian economy could have a material adverse effect on the Company.

     -- Limited Experience with Free Market Economy. Russian businesses have limited operating history in free market conditions and have had limited experience compared with Western companies with the entering into and performance of contractual obligations. Accordingly, as compared to Western companies, such businesses are often characterized by management that lacks experience in responding to changing market conditions and limited capital resources with which to develop their operations. In addition, the Russian Federation has limited infrastructure to support a market system and banks and other financial systems are not well developed or well regulated. Businesses therefore may experience difficulty in obtaining working capital facilities. Moreover, the Russian banking system has faced and may encounter in the future liquidity crises as well as other problems arising as a result of under-capitalization of the banking sector as a whole. A general Russian banking crisis could have a material adverse effect on the Company's operations and financial performance and on the ability of its customers to pay amounts due.

     -- Recent Financial Turmoil. In the early part of 1998 there has been considerable turmoil and uncertainty in the Russian financial markets, prompted in large part by the crisis in the Asian financial markets which began in late 1997 and is still continuing, and the economic and political problems being experienced by a number of Asian countries. The Russian Rouble has been under significant pressure, requiring the Russian government to raise interest rates substantially, and to seek special assistance from the International Monetary Fund in order to defend its currency. These developments have been accompanied by a substantial decline in the Russian stock market, the Moscow Times Index having dropped over 50% since January 1, 1998.

     At the present time it is not possible to predict whether the Russian government will be successful in avoiding a devaluation of the Rouble, or when stability will return to its financial markets. Any devaluation of the Rouble could exacerbate existing economic problems in Russia. Such devaluation would not immediately affect the Company's operating subsidiaries which, although they receive payment in local currencies, invoice by reference to U.S. Dollars. However, increased economic difficulties in Russia could have an impact on the Company's operating subsidiaries in that country, the effect of which it is impossible to assess at the present time. There can be no assurance that these developments will not have a material adverse effect upon the Company in the future.

     Restrictions on Currency Conversion; Historical Volatility in Currency Prices. The Russian Rouble and the Kazakh Tenge are not convertible outside of the Russian Federation and Kazakhstan, respectively. Within those countries, a market exists for the conversion of Roubles and Tenge into other currencies, but it is limited in size and is subject to rules limiting the purposes for which conversion may be effected. The history of trading in the Russian Rouble and Kazakh Tenge against the U.S. Dollar has been characterized by significant declines in value and considerable volatility. Although the Russian Rouble and the Kazakh Tenge experienced relative stability against the U.S. Dollar during 1996 and 1997 and, in the case of the Kazakh Tenge, during the early part of 1998. During the early part of 1998 the Russian Rouble has been under considerable pressure. See "-- Economic Risks -- Recent Financial Turmoil." Historically, the Company has largely been able to limit its exposure to declines in the value of the Rouble and the Tenge because its operating businesses invoice their customers in U.S. Dollars which is permitted under current Russian and Kazakh regulations. The Company's customers then pay in local currency at the then-current exchange rate to the U.S. Dollar. The Company's operating businesses have experienced certain costs in exchanging local currencies for U.S. Dollars, but to date these have not been material. Nonetheless, no assurance can be given that the Company's operating businesses will continue to be able to bill customers in U.S. Dollars or in local currencies in amounts determined by reference to the value of the U.S. Dollar, or that they will continue to be able to exchange local currencies for U.S. Dollars without significant difficulties, delays or costs. In particular, ALTEL may face greater exchange risks as a result of new Kazakh regulations regarding invoicing. See "-- ALTEL -- Operations -- Billing and Tariffs." The Company does not hedge any of its exchange risks. Any of these developments, in conjunction with further declines, or volatility, in the value of the Rouble or the Tenge against the U.S. Dollar, could have a material adverse effect on the Company. See also "-- Risks Involving the Company -- Currency Controls."

     Legal Risks -- Underdeveloped Legal System. Both the Russia Federation and Kazakhstan lack fully developed legal systems. Russian and Kazakh law is evolving rapidly and in ways that may not always coincide with market developments, resulting in ambiguities, inconsistencies and anomalies, and ultimately in investment risk that would not exist in more developed legal systems. Furthermore, effective redress in Russian and Kazakh courts in respect of a breach of law or regulation, or in an ownership dispute, may be difficult to obtain.

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

     -- Possible Additional Liability of Shareholders. The Civil Code of the Russian Federation and the Law of the Russian Federation on Joint Stock Companies generally provide that shareholders in a Russian joint stock company are not liable for the obligations of the joint stock company, and only bear the risk of loss of their investment. However, if a company (an "effective parent") is capable of determining decisions by another company (an "effective subsidiary"), and such capability is provided for in the charter of the effective subsidiary or in a contract between the companies, and if the effective parent gives obligatory directions to the effective subsidiary, such effective parent bears joint and several responsibility for transactions concluded by such effective subsidiary in carrying out such directions. In addition, an effective parent is secondarily liable for an effective subsidiary's debts in the event an effective subsidiary becomes insolvent or bankrupt resulting from the action or inaction of an effective parent which is capable of determining decisions of the effective subsidiary whether as a result of the effective parent's ownership interest, pursuant to the terms of a contract between the companies or in any other way. In such instances, other shareholders of the effective subsidiary may claim compensation for the effective subsidiary's losses from the effective parent which caused the effective subsidiary to take action(s) or fail to take action(s) knowing that such action(s) or failure to take action(s) would result in losses. Accordingly, it is possible that the Company may be deemed to be an effective parent of certain of its subsidiaries and therefore be liable in certain cases for the debts of its effective subsidiaries. Such liability could have a material adverse effect on the Company.

     -- Limited Protection of Minority Shareholders. Russian laws regulating ownership, control and corporate governance of Russian companies may, in some cases, provide limited protection to shareholders, particularly minority shareholders. Disclosure and reporting requirements, and anti-fraud and insider trading legislation have only recently been enacted and most Russian companies and managers are not accustomed to such restrictions on their activities. The concept of fiduciary duties on the part of management or directors to their companies or shareholders is also new and is not well developed. See "-- Risks involving the Company -- Potential Conflicts of Interest." Nevertheless, there are signs that Russian securities regulators and courts have become more sympathetic to the need to protect minority shareholders, and more willing to set aside management decisions (such as sales below value to insiders or highly dilutive share issues). At the same time procedural protections to which U.S. shareholders are accustomed, such as contingent fee arrangements or the ability to bring class actions, are as yet still unknown in Russia.

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

     -- Capital Expenditures and Working Capital for Operating Businesses. The Company may need to provide for the capital expenditures and working capital needs of its operating businesses until such time as such operating businesses become self-sustaining. To date, only ALTEL has achieved that position. The Company has significant cash; however, the bulk of this (representing the proceeds of the Senior Notes) is being held in escrow and can only be released from escrow upon compliance with certain conditions. Those conditions include a specific requirement that the funds be used solely to acquire assets for use in a telecommunications business. This requirement means, among other things, that these funds cannot be used for the working capital needs of the operating businesses, or to pay for civil engineering and related works required in connection with the installation of telecommunications networks. In addition, the Company has found compliance with the conditions for release burdensome, in that it is time consuming and expensive.

     -- Acquisitions and Other Business Development. The Company needs funds to acquire and/or develop new businesses. Again, the funds in escrow can only be used for this to the extent that equipment is being purchased; start up costs and working capital have to be met out of other Company funds.

     -- Payment of Principal and Interest on Outstanding Indebtedness. The Company has significant debt service requirements. Currently, it is indebted under the Series A and Series B Notes to the Travelers Parties in the amount of $15,420,000, which bears interest at an annual rate of 12%, payable monthly in cash. This interest rate increased to 15% on June 1, 1998 as a result of the Company not raising $20,000,000 in additional equity by May 31, 1998. The Series A and Series B Notes are required to be amortized at the rate of $1,000,000 per month starting in July 1998. The Series B Notes, whose original principal amount is $3,100,000, are due in full on September 30, 1998, and the Series A Notes, in the original principal amount of $12,320,000, are due in full on December 31, 1998. In addition, the Company is obligated under the Senior Notes and the Convertible Notes issued in June 1996. As of December 31, 1997, the value of the Senior Notes on the Company's balance sheet was $95.7 million. These Notes accrete until December 1, 1998, when interest on the full accreted value annually thereafter in cash. Until May 31, 1998 these Notes accreted at the rate of 14% per annum. As a result of the Company not raising $20,000,000 in additional equity by May 31, 1998, as of June 1, 1998 they commenced to accrete at 14.5% per annum. The first semi-annual payment of interest in cash, due June 1, 1999, will be at least $8,610,000. The exact amount of the semi-annual interest payment will depend of the accreted value of the Senior Notes as of December 1, 1998 and the interest rate then payable. The Senior Notes come due in full on June 1, 2004. The Convertible Notes (in the principal amount of $26,500,000) come due on June 1, 2006, and bear interest, payable semi-annually in cash, at the rate of 9% per year.

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

     -- Possible Effects of Insufficient Capital Resources. Any or all of these matters may require that the Company raise funds in a public or private equity or debt offering. If the Company is required to conduct such an offering, its ability to do so on acceptable terms, if at all, will be affected by several factors, including financial market conditions and the value and performance of the Company at the time of such offering or refinancing, which in turn may be affected by many factors, including economic and industry cycles. There can be no assurance that such an offering can or will be completed on satisfactory terms.

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

     Also, failure to generate the required funds in a timely manner could lead to the Company defaulting under equipment purchase contracts, which could lead to the loss of important equipment, or under the indebtedness referred to above, which could result in acceleration and actions by the holders of such indebtedness to realize upon guarantees and other security for such indebtedness. Any of such events could have a material adverse impact upon the Company and its shareholders.

     Limitations on Activities Imposed by Indentures and Revolving Credit Agreement. The Indentures pursuant to which the Senior Notes and the Convertible Notes were issued were issued in the June 1996 Placement, and the Revolving Credit Agreement pursuant to which the Series A and Series B Notes were issued in November 1997, contain covenants which impose substantial restrictions upon activities in which the Company may wish to engage. These covenants also cover the activities of the Company's "Restricted Subsidiaries", meaning companies in which the Company has directly or indirectly a greater than 50% interest (but specifically including ALTEL). These covenants, which in many cases are extremely complex, include restrictions upon the types, amounts and terms of indebtedness which may be incurred (including the giving of guarantees) and of the security which may be given for such indebtedness, restrictions upon payment of dividends (other than by subsidiaries to the Company), bars on additional investments other than those falling within relatively narrow exceptions (such as investments in wholly-owned subsidiaries, or to increase the size of the Company's interest in a subsidiary), limits on sale-leaseback transactions or the issuance of preferred stock, restrictions on transactions with affiliates unless certain conditions are met, and the requirement that sales of assets be made for 75% cash proceeds and all of the proceeds be re-invested within one year or used to pay indebtedness. In addition, as a result of the Company not having raised $20,000,000 in additional equity by May 31, 1998, under the terms of the Series A and Series B Notes, the Company is not permitted until such equity is raised, to make any unscheduled debt repayments or to make any capital expenditures (or fund any subsidiary's capital expenditures) other than out of the proceeds of the Senior Notes being held in escrow. These covenants impose substantial restraints upon the ability of the Company and its subsidiaries to conduct their respective businesses, and upon their capacity to engage freely in transactions which may be beneficial or to respond timely to opportunities they may encounter and, to this extent, could affect the growth and development of these companies. Additionally, their breadth and complexity raises the possibility that the Company or a subsidiary may inadvertently breach a covenant, thereby triggering a default and possible acceleration of the indebtedness. While the Company may endeavor to obtain waivers of particular covenants or of possible breaches thereof, see
"Business -- Consent Solicitation," that procedure is cumbersome and slow and not conducive to prompt decision making. Finally, the requirement that the Company only access the funds in escrow may impact its ability to respond promptly to its subsidiaries' capital expenditure needs. See "-- Risks Involving the Company -- Capital Requirements."

     Effect of Substantial Leverage. As of December 31, 1997, the Company had approximately $133.5 million of consolidated long-term debt and shareholders' equity of approximately $127.1 million.

     The substantial degree to which the Company is leveraged could have important consequences including, but not limited to, the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited; (ii) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of interest on, and the principal of, its debt; (iii) the agreements governing the Company's indebtedness contain certain restrictive financial and operating covenants which could limit the Company's ability to compete and expand; and (iv) the Company's substantial leverage may make it more vulnerable to economic downturns, limit its ability to withstand competitive pressures and reduce its flexibility in responding to changing business and economic conditions. Certain of the Company's competitors currently operate on a less leveraged basis and have significantly greater operating and financial flexibility than the Company.

     Holding Company Structure; Barriers to Realizing Cash from
Subsidiaries. As a holding company that conducts virtually all of its business through subsidiaries, the Company has essentially no source of cash other than distributions and other payments from its subsidiaries. In order to pay cash interest on the Convertible Notes and the Series A and Series B Notes (and, in the case of the Senior Notes, after December 1, 1998, when cash interest on the Senior Notes commences to accrue) or the principal amount of the Notes and the Series A or Series B Notes at maturity, or to redeem or repurchase the Notes or the Series A or Series B Notes, or to fund its working capital requirements, the Company will be required to obtain the necessary cash from its subsidiaries. As set forth hereinafter, there may be a number of legal and other hurdles to be overcome in connection with obtaining such cash from its subsidiaries.

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

     Technocom established a representative office in Moscow in October 1995 and registered this office with the relevant Russian tax authorities. As a result of this, Technocom became subject to profits and other Russian taxes as of such date. Inasmuch as Technocom operated to some extent in the Russian Federation prior to this date, without clarifying its tax status with any Russian taxing authority, it is also possible that tax officials may take the position that Technocom may be subject to Russian taxes with respect to the period before October 1995. See "-- Country Risks -- Legal Risks -- Underdeveloped Legal System."

     Currency Controls -- Risks of Changing Regulatory and Administrative Environment. While applicable legislation in both the Russian Federation and Kazakhstan currently permits the repatriation of profits and capital and the making of other payments in hard currency, the ability of the Company to repatriate such profits and capital and to make such other payments is dependent upon the continuation of the existing legal regimes for currency control and foreign investment, administrative policies and practices in the enforcement of such legal regimes and the availability of foreign exchange in sufficient quantities in those countries.

     The Company's ability to repatriate distributions and other payments in hard currency will be dependent upon the continued ability of the Company's operating subsidiaries to bill their customers in U.S. Dollars or the equivalent amount of local currency, as well as their ability to freely exchange local currency receipts into U.S. Dollars. See "-- Country Risks -- Restrictions on Currency Conversion; Historical Volatility in Currency Prices." There can be no assurance that, because of future changes in Russian and Kazakh currency regulations, the Company's ability to fully and/or on a timely basis realize benefits from its operations in the Russian Federation and Kazakhstan through the receipt of hard currency payments will continue.

     -- Currency Licensing Requirements. Under current currency regulations in the Russian Federation and Kazakhstan, while there do not appear to be additional administrative requirements for the payment of dividends or interest on debt, specific licenses from both the Central Bank and the National Bank of Kazakhstan are required for the making of equipment lease payments to a foreign lessor and for repayments of principal on debt with a term of more than 180 days. Failure to obtain such currency licenses where required can result in the imposition of fines and penalties. While the requirements for obtaining such licenses largely involve the production of documentation, not only are the documentary requirements themselves burdensome, but there can be no assurance that the entity granting the licenses may not impose additional, substantive requirements for the grant of a license or deny a request for a license on an arbitrary basis. See "-- Country Risks -- Legal Risks -- Underdeveloped Legal System." Furthermore, the time typically taken by the Central Bank and the National Bank of Kazakhstan to issue such licenses can be lengthy. In the case of the Central Bank, delays of up to one year or more in the issuance of licenses have not been uncommon. The failure of the Company to obtain, or any significant delay in the issuance of, such licenses could substantially delay the time at which the Company may receive payments under such leases. To address this problem, and based on the Company's belief that currency licenses are presently not required in the Russian Federation for payments under installment sales contracts, the Company has proposed providing equipment to its operating businesses on an installment sales basis rather than through leasing and, as a result of the Consent Solicitation, the Indentures have been amended to permit the Company to make installment sales as well as leases of equipment to its operating businesses. However, there is no assurance that the Central Bank or other relevant Russian entity will not construe the applicable currency legislation as requiring licenses for installment sales as well as leases. Failure to obtain currency licenses, where required, can result in the imposition of fines and penalties, significant delays in delivering equipment to the Company's operating businesses and resulting difficulties in generating cash flows from the Company's operating businesses in the Russian Federation.

     -- Licensing Requirements for Prior Investments. Until 1995, most direct foreign investment in the Russian Federation appears to have been made without licenses from the Central Bank, due to the lack of clear guidelines from the Central Bank governing such investments. However, in 1995 the Central Bank confirmed that licenses were required for such direct foreign investments and that upon application it would issue licenses specifically authorizing such direct foreign investments in Russian companies. In response to private inquiries, the Central Bank also indicated that it would consider retroactive licensing of previously made direct foreign hard currency investments upon appropriate application. The Company is actively reviewing with the managements of its operating subsidiaries its obligations to comply with these licensing requirements, particularly on a retroactive basis. If the Central Bank were to determine that the Company did not hold the required licenses, this could give rise to substantial fines and penalties.

     -- Possible Effects of Currency Controls and Regulations on the Company's Ability to Meet its Obligations. There can be no assurance that, due to the risks outlined above, the Company will not experience difficulties or delays in receiving cash flows from its operating subsidiaries. Any such difficulties or delays could materially affect the Company's ability to make payments on its outstanding indebtedness and could result in defaults in the Company's payment obligations under that indebtedness or an acceleration of the maturity of that debt. In addition, the Company's ability to meet its working capital requirements or to declare and pay dividends to its shareholders could be adversely affected by any cash flow restrictions experienced by the Company.

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

     Absence of Complete Control; Dependence on Local Partners. The Company's principal assets are its interests in its operating subsidiaries. The Company holds a 60% ordinary share interest in PeterStar and a 50% interest in ALTEL. The Company also has a 80.4% interest in Technocom, which in turn currently has a 49.33% direct and indirect beneficial economic interest (56.0% voting interest) in Teleport-TP and a 49% interest in MTR-Sviaz. While the Company may have the ability, in the case of PeterStar, ALTEL and Teleport-TP, to direct the operations or determine the strategies of such subsidiaries under the terms of their respective constituent documents, the enforceability of some of the Company's rights is uncertain. See "-- Country Risks -- Legal Risks." Further, the other shareholders may, as a practical matter, be able to impede the Company's ability to exercise effective control. In addition, the Company would be unlikely to take significant initiatives without the approval, in the case of PeterStar, of Telecominvest and PTN; in the case of ALTEL, of Kazakhtelekom; and, in the case of Teleport-TP, of Rostelecom. See "-- Ownership and Management of Operating Subsidiaries." Certain of the Company's operating subsidiaries are dependent on continued access, on favorable terms, to the facilities of certain of the Company's partners, and this may adversely affect the Company's ability to rely on its legal rights to influence the conduct of the business of its operating subsidiaries. In summary, the absence of complete legal control by the Company over the operations of PeterStar, ALTEL and Teleport-TP, coupled with the dependence of these ventures on continued access to the facilities of the Company's partners, could have a material adverse effect on the Company. Finally, PeterStar, Technocom, Teleport-TP and ALTEL are all restricted subsidiaries under the Senior Note Indenture and the Convertible Note Indenture, and the Company is required by the terms of such indentures not to permit its restricted subsidiaries to violate the various covenants contained in such Indentures. See "-- Limitations on Activities Imposed by Indentures and Revolving Credit Agreement." There can be no assurance that the Company will always be in a position to comply with this obligation, and its failure to do so could cause a default under the Senior Note Indenture or the Convertible Note Indenture.

     Susceptibility to Political and Other Pressures. Although the governments of the countries and regions in which the Company operates may be limited in the extent to which they can legally direct the Company's policies, in practice they may be able to exercise significant influence. As a consequence, not only may the Company's activities be restrained if a governmental entity is not supportive, but the Company may be forced to take action to support policies or agendas of the government which are not in its commercial or other interests. In addition, in order to maintain good working relationships with its partners, the Company may need to take certain actions which may not necessarily be in its commercial or business interests. See "-- Risks Involving PeterStar Company Limited and Baltic Communications Limited -- Dependence on PTN Facilities."

     Dependence on Key Management. The Company's various operating businesses are managed by a small number of key management personnel, both expatriate and local. PeterStar is dependent upon its general director, Vladimir Akulich, and upon its expatriate managers, James Maude and Stephen Gardner. The Company also relies heavily on the experience of Maxut Saurenbekov and Rex Power for the technical guidance and operational and financial management of ALTEL. The further expansion of the Technocom business depends upon the continued involvement of Boris Antoniuk in the management of Technocom's affairs and those of its subsidiaries. While Dr. Antoniuk is under contract to Technocom and the Company, no assurance can be given that his services or the services of these other key individuals will continue to be available to the Company's operating subsidiaries. In addition, the Company is dependent on its core management team of James Hatt, John Davies, Simon Edwards, Alan Brooks and Conor Carroll, as well as Peter Owen Edmunds, who heads the Company's representative office in St. Petersburg. Neither the Company nor its operating subsidiaries carry "key-man" insurance with respect to these individuals. The Company could be materially and adversely affected if any key management personnel should cease to be active for any reason in the management at the corporate and/or operating subsidiary level.


     Historical Dependence on Cable and Wireless plc. The Company is engaged in developing various telecommunications businesses in challenging environments. The scope of some of its projects, e.g. the development of a cellular network in Kazakhstan and the development of a satellite-based long distance network across the Russian Federation, requires both significant financial and human resources. The Company has been able to draw, when necessary, on the worldwide expertise (access to which is paid for on a case by case basis) of Cable & Wireless to assist the Company's operating businesses in certain areas of their operations. The Company and Cable & Wireless have entered into a support services agreement which sets out the terms, on an arm's-length basis, under which the Company and its subsidiaries have access to Cable & Wireless' resources. While this agreement will be terminated following the disposition by Cable & Wireless of its stake in the Company, the Company currently knows of no reason why it would not be able to continue to draw upon the resources of Cable & Wireless on an ad-hoc basis thereafter, but no assurances can be made that such resources will continue to be made available to the Company. See "-- Recent Developments -- Transactions with Cable & Wireless and News."


     Competition. The Company is developing and operating its businesses in highly competitive environments. A number of companies compete with the Company's operating businesses, many of which have access to greater financial and technical resources than the Company. There can be no assurance that the Company will be able to overcome successfully the competitive pressures to which it is subject, both in the markets in which it currently operates and in markets into which it might expand. Furthermore, in many instances the Company's partners in its operating businesses are also potential -- and in some cases actual -- competitors. For example, PTN has recently completed the installation of a fiber optic network in St. Petersburg which will improve call completion rates on the PTN network and could provide a serious alternative to PeterStar's network and permit PTN to compete more effectively for business in St. Petersburg. In addition, while Rostelecom appears to be generally supportive of the development of Teleport-TP's long distance network, such network is in direct competition with the national long distance network operated by Rostelecom, and there can be no assurance that Rostelecom will continue to support the development of Teleport-TP's network. Similarly, ALTEL's cellular network in Kazakhstan could be seen as being in competition with the national network operated by Kazakhtelekom. At this time it is unclear what impact the consolidation of the Russian government's holdings in Sviazinvest and Rostelecom and the sale of significant stakes in Sviazinvest to Russian and foreign investors will have on the Russian telecommunications market in general and the Company in particular, nor what impact the recently announced sale of a 40% stake in Kazakhtelekom to Daewoo and the efforts by the KMOC to limit ALTEL's exclusive license and permit more cellular operators in Kazakhstan will have upon the Kazakh telecommunications market and the Company in particular. See "-- Impact of Auction of Stakes in Sviazinvest on the Company and the Telecommunications Market in Russia" and "-- Risks Involving ALTEL." Finally, the increasing ability of Russian telecommunications companies to access Western capital markets for their financing needs may reduce their reliance on the Company for financing and improvement of their networks. Such reduced reliance may affect the Company's ability to exert influence on its Russian partners in the operating businesses. See "-- Impact of Auction of Stakes in Sviazinvest on the Company and the Telecommunications Market in Russia," "-- Telecommunications in the Former Soviet Union" and "-- Competition."

     Potential Conflicts of Interest. Each of the Company's principal partners in PeterStar, ALTEL and Teleport-TP have interests that may conflict with those of the Company.

     PTN, which holds its interest in PeterStar through Telecominvest and is the main provider of basic telephony services in St. Petersburg, already competes to some degree with PeterStar for customers and may increasingly become a substantial competitor with the eventual upgrading of its telecommunications network. See "-- Competition -- PeterStar Company Limited." Kazakhtelekom, the public switched telephone network operator and the Company's partner in ALTEL, may be a significant competitor for ALTEL's cellular operations when it improves the telephony services it provides in Kazakhstan by upgrading its fixed wire telecommunications network, or if it should be awarded one of the new cellular licenses the Kazakh government is considering issuing. See
"-- Competition -- ALTEL." Rostelecom, the Russian telecommunications company that is Technocom's principal partner in the Teleport-TP venture, competes with Teleport-TP, both directly and indirectly through joint ventures with other international companies in the provision of telephony and related services. See "-- Competition -- Teleport-TP." Finally, certain directors of the Company's operating subsidiaries also act as directors or officers of its partners in the Russian Federation and Kazakhstan. See "-- Dependence on Key Management."

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

     Impact of Auction of Stakes in Sviazinvest on the Company and the Telecommunications Market in Russia. In 1997, it was reported that, notwithstanding its previously announced plans to have Sviazinvest compete with Rostelecom, the Russian government had consolidated its telecommunications holdings in

Sviazinvest and Rostelecom by transferring its shareholding in Rostelecom (38% of the common stock, and 51% of the voting stock) to Sviazinvest. The balance of the shares in Rostelecom remain in the hands of private investors. In April 1997, the government announced that it was seeking to sell 49% of Sviazinvest in two auctions, one as to a 25% stake open to Russian and foreign investors and the other as to a 24% stake open only to Russian investors. In July 1997, the government announced that the 25% stake had been sold to a consortium which included Oneximbank and Renaissance Capital, for a purchase price of $1.875 billion. Following this auction, the Russian government announced its intention to increase the size of the other stake being sold to 25% minus one share. The schedule for the auction of the second stake has not been announced, but it is expected to be completed by the end of the third quarter of 1998. While it is not yet clear how the proceeds of this sale will be employed, it is understood that the government wishes to have a substantial part, if not all, of the proceeds allocated to its current budget deficit. At the same time, Sviazinvest has announced plans to raise $400 million through a Eurobond offering later in 1998. In light of all of the foregoing, it is unclear what impact the consolidation of the government's telecommunications holdings and the auctions of significant stakes in Sviazinvest will have on the Russian telecommunications market in general and the Company in particular.

     Regulatory Uncertainties. The Company's operating businesses operate in uncertain regulatory environments. The Russian telecommunications system is currently regulated by the RFCTI, and the Kazakh telecommunications system is currently regulated by the KMOC, largely through the issuance of licenses. Despite the 1995 enactment of the Telecommunications Law in Russia, considerable uncertainty still exists as to the application and interpretation of many of its terms. There is currently no comprehensive legal framework with respect to the provision of telecommunications services in Kazakhstan, although a number of laws, decrees and regulations govern or affect the telecommunications sector. Further, the recently announced appointment of Kazakhtelekom as the exclusive operator of the public telephone network in Kazakhstan and/or the recently announced sale of a 40% stake in Kazakhtelekom to Daewoo, may lead to restructuring of the telecommunications sector in Kazakhstan, the effects of which are difficult to predict at the present time. See "-- Risks Involving ALTEL -- Effect of Sale of Stake in Kazakhtelekom on ALTEL and the Telecommunications Market in Kazakhstan."

     While the RFCTI appears to have succeeded to all of the powers and authorities of the Former MOC, it is not yet clear whether it will in fact continue to operate in the same manner and wield the same influence as the Former MOC. In particular, it is unclear whether the RFCTI will be able to control the actions of local and regional governmental authorities who may endeavor to impose new conditions upon operators in their respective jurisdictions or areas of influence. As an example, significant delays in the rollout of Teleport-TP's long distance network have been caused by administrative difficulties experienced with local and regional governmental authorities. See "-- Risks Involving Technocom Limited and
Teleport-TP -- Capital and Management Resources Required for Network Expansion; Management of Growth."

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

     Limitations on Ability to Transfer Interests. The terms of the PeterStar and ALTEL shareholder and joint venture agreements, and the terms of the shareholder and joint venture agreements relating to Teleport-TP and MTR-Sviaz, impose restrictions on the Company's ability to transfer its interests in such companies and give the other shareholders in such companies certain pre-emptive and other similar rights. It is likely that the Company's ability to transfer its interests in other future investments will be similarly limited. The restrictions on, and other provisions relating to the sale of these interests, and the lack of liquidity in the market for interests the Company now holds or may acquire, may impede their resale by the Company. While it may be possible to arrange for negotiated sales with one or more buyers, the Company may not be able to realize value from these interests, or acceptable terms, in a timely manner or at all.

     Effect of Technocom Minority Shareholders' Put Options on Company's Ability to Transfer its Stake in Technocom. The Company has put and call agreements with Plicom and Elite which, following the

November 1997 acquisition by the Company of a portion of each of their interests in Technocom, beneficially own 14.57% and 5.03%, respectively, of the ordinary shares of Technocom. Under the put and call option agreement with Plicom, Plicom has the right, commencing June 30, 1999 and continuing until June 30, 2019, to require the Company to acquire its remaining holding in Technocom, and the Company has the right to require Plicom to sell such holding, for a purchase price of $17.5 million. Under its put and call option agreement with Elite, Elite has: (i) the right, commencing June 30, 1998 and continuing until June 30, 2019, to require the Company to acquire 2 of its remaining shares in Technocom, and the Company has the right to require Elite to sell such shares, for a purchase price of $1 million or, at Elite's option, that number of shares of Common Stock which results from dividing $1 million by the lower of $5.85 and the average closing price of such shares over the preceding ten trading days; and (ii) the further right, commencing June 30, 1999 and continuing until June 30, 2019, to require the Company to acquire its 8 remaining shares in Technocom, and the Company has the right to require Elite to sell such shares, for a purchase price based on the Company's valuation of Technocom, provided that such purchase price shall not be less than $6,689,655 nor more than $9,620,689. In the event the Company determined to sell its stake in Technocom, the existence of these agreements could adversely affect the Company's ability to do so. The Company has no present intention to dispose of its shares in Technocom.

     Management of Growth. The Company is at a relatively early stage of development and has experienced, and may continue to experience, rapid growth resulting from the continued development of PeterStar, ALTEL, Technocom and its other operating businesses. The Company's future growth will require the Company to manage its expanding operations and to adapt its operational systems to respond to changes in the business environment. The expansion of the Company's operations has placed and will continue to place significant demands on the Company and its management to improve the Company's operational, financial and management information systems, to develop further the management skills of the Company's managers and supervisors and to continue to train, motivate and effectively manage the Company's employees. The failure of the Company to manage its growth effectively could have a material adverse effect on the Company.

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

     Reliance on Telecommunications Licenses; Risks of Revocation or Renegotiation of Licenses. PeterStar's business is dependent on the maintenance of its principal telecommunications license which permits it to operate a public telephone system in the Russian Federation for a term expiring in November 2004. Other licenses that have been issued to PeterStar include a dedicated network license (expiring September 2001), a data communications license (expiring May
2001), a telematics license (expiring May 2001) and a videoconferencing license (expiring June 2001). The main PeterStar license, governing the provision of public telecommunications services, sets the number of lines which PeterStar may have in St. Petersburg and the surrounding region at 106,000, and requires that capacity equal to 74,200 lines be introduced by June 1999. However, management of PeterStar believes that the maximum and minimum number of lines are not strict requirements but are instead designed to provide general guidance as to the number of lines intended to be included on the system. As of December 31, 1997, PeterStar had 114,774 lines, of which 85,948 were provided to cellular operators. Based on its experience in renewing existing, and obtaining new, licenses and its general knowledge of the licensing environment in Russia, PeterStar does not believe that its license would be terminated or re-negotiated, that it would be forced to reduce the number of its subscribers, or that other penalties would be imposed, by reason of its exceeding its 106,000 line ceiling, but there can be no assurance that the RFCTI would not take a different position. The dedicated network license permits PeterStar to provide long distance and international telephone transmission services to dedicated network operators (such as BCL) in St. Petersburg and the surrounding region for a term expiring in September 2001. This license therefore enables PeterStar to offer its clients the potential cost efficiencies and synergies which come from working with affiliated companies, as well as allowing PeterStar and BCL to explore ways to work together to provide integrated solutions to customer needs. The dedicated network license sets the number of lines which PeterStar may have at no less than 30,000 and requires that capacity equal to 21,000 lines be introduced by September 1999. Once again, based on its experience in renewing existing, and obtaining new, licenses and its general knowledge of the licensing environment in Russia, management of PeterStar believes that these maximum and minimum number of lines are not strict requirements but are instead designed to provide general guidance as to the number of lines intended to be included on the system. There can be no assurance that the RFCTI would not interpret the provisions of the licenses differently, which in turn could result in the revocation of the licenses or their renegotiation on terms unfavorable to PeterStar or the imposition of penalties. It is not possible to calculate the amount of any penalties which might be imposed, which are in the discretion of the RFCTI.

     BCL's primary license permits it to provide long distance and international telephone, facsimile and data transmission services to private networks in St. Petersburg and the surrounding region for a term expiring on December 31, 2003. Based on its experience in renewing existing, and obtaining new, licenses and its general knowledge of the licensing environment in Russia, Management believes that, so long as it is being actively utilized, BCL's license will be renewed at the end of its current term. The license limits the number of subscribers to 100,000 and requires that 70,000 of these be in place by January 2001. Based on its experience in renewing existing, and obtaining new, licenses and its general knowledge of the licensing environment in Russia, management of BCL believes that the maximum and minimum line numbers are not strict requirements but are instead designed to provide general guidance as to the number of lines intended to be included on the system. As of December 31, 1997, BCL had approximately 1,200 lines. Based on that knowledge and experience, BCL has no reason to believe that its license would be terminated if it either exceeded 100,000 lines or failed to have 70,000 lines in place by January 2001, but there can be no assurance that the RFCTI would not interpret the license provisions differently, which in turn could result in the revocation of its license or its renegotiation on terms unfavorable to BCL or the imposition of penalties. It is not possible to calculate the amount of any penalties which might be imposed, which are in the discretion of the RFCTI.

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

     Dependence on Interconnect Parties. PeterStar is dependent on PTN, SPMMTS and other operators for the completion of most of its calls. The PeterStar network is linked to the PTN network, which gives PeterStar access to PTN's large local subscriber base. PeterStar is required by the terms of its license to route all long distance and international calls through the public network. PeterStar has been able to negotiate favorable tariffs for interconnection fees and carrier charges with both PTN and SPMMTS. PeterStar's current interconnect agreements with SPMMTS and PTN expire in November and December 1998, respectively. The agreements provide for automatic extensions at the end of their term unless otherwise terminated by either party. The interconnection fees and carrier charges payable under the interconnect agreements are subject to renegotiation between the parties from time to time. There can be no assurance, however, that PeterStar will continue to have access to the PTN network or that PeterStar will continue to receive such favorable tariffs. The loss of access to such network or increases in such tariffs could have a material adverse effect upon the Company.

     Dependence on PTN Facilities. PeterStar is also dependent on PTN's buildings, ducts and tunnels in order to house its exchanges and to reach its customers. To date, PeterStar has not been required to pay rent to PTN to house its exchanges in PTN buildings, nor has it paid rentals for ducts or tunnels. Although PTN is required to provide certain of these facilities under the terms of PeterStar's foundation documents, the presently unforeseen loss of access to these facilities or the availability of access only on unfavorable terms could have a material adverse effect upon the Company. PeterStar anticipates that it will have to pay a local line rental charge to PTN commencing in 1998. The exact fee, and the timing of the fee, has not yet been determined.

     Capital and Management Resources Required for Expansion of Direct Dial Services; Management of Growth. PeterStar has recently commenced several projects designed to expand its direct dial services in St. Petersburg and Northwest Russia. PeterStar has agreed with PTN to undertake an infrastructure project centering on the replacement of analog exchanges with digital exchanges for certain parts of the network on Vassilievski Island, a city district in St. Petersburg. This project will require the conversion of approximately 30,000 business and residential lines that are currently operated by PTN, after which such lines become a part of the PeterStar network. In addition, PeterStar plans to further enhance its transit network capabilities in order to provide continued support to the cellular and other network providers in terminating traffic in St. Petersburg and to the national and international gateway. PeterStar also expects to increase its operating presence in Northwest Russia through the targeted development of digital infrastructure to connect business customers and develop operational relationships with the regional telephone companies. These projects represent a major expansion of PeterStar's operations which will require substantial capital and special management efforts if they are to be carried into effect successfully. See "-- Capital Requirements."

     Pressure to Provide Residential Service. The Vassilievski Island project also represents part of a continuing effort on the part of PTN to deal with unanswered demand for improved residential service in St. Petersburg. The local calling element of residential service is presently provided free of charge (other than connection fees and line rental charges), and there has been considerable political resistance to the introduction of time-based charges for local calls. Even after calling charges have been introduced, it is likely to remain a low margin business for the foreseeable future. Even though PTN has now been privatized, the Company does not believe that the pressures on PTN to improve residential service have lessened. Although the Company believes that PeterStar has, following long and detailed negotiations with PTN, fulfilled its commitment to the residential customers, there can be no assurance that PTN will not continue to try to involve PeterStar in this effort, or that PTN's continued support for PeterStar's access to the business market may be linked to PeterStar's further commitment to develop the residential market in St. Petersburg.

RISKS INVOLVING ALTEL

     Limited Operating History. ALTEL was formed in January 1994 and commenced commercial operations in September 1994. Although ALTEL generated profits for the years ended December 31, 1996 and 1997, there can be no assurance that ALTEL will be able to generate sufficient revenues or control its costs sufficiently to remain profitable in the future.

     Reliance on Telecommunications License; Elimination of Exclusivity Provision. ALTEL's business is dependent on the 15-year renewable license issued in February 1994 for the creation and operation of cellular communications networks in Kazakhstan for local, long distance and international calling, using the 800 MHZ frequency band and "AMPS" technology. Under the terms of the license ALTEL was required to provide cellular services to Almaty and ten to twelve additional regional centers by the end of 1996, a condition which has been met. The license specifies that ALTEL is to be the exclusive provider of cellular service in Kazakhstan for the first five years of the license term. The exclusivity provision of ALTEL's license has recently been the subject of scrutiny by various governmental agencies in Kazakhstan, and questions have been raised as to its validity. In order to put the matter to rest, ALTEL has been discussing with the KMOC substituting a new license with revised terms for its existing license. While those terms are not finally negotiated, they would likely include eliminating the exclusivity provision (which terminates in any event in February 1999). See "-- Telecommunications Licenses -- ALTEL." Management of ALTEL believes that a resolution of the kind envisaged would put to rest the issues that have been raised regarding ALTEL's existing license and assure ALTEL a suitable environment in which to continue the development of its business. Management also believes that, by virtue of its cost structure and its market penetration to date, it is in a good position to compete with any parties who are hereafter licensed to operate cellular networks in Kazakhstan, even those which may enjoy the backing of the KMOC or other agencies of the government of Kazakhstan. However, there can be no assurance that efforts to limit the scope of its license or otherwise revise its terms in a way which could be detrimental to ALTEL will not continue, or that ALTEL will in fact be able to compete successfully with any new licensees. See "-- Country Risks -- Legal Risks" and "-- Telecommunications Licenses -- ALTEL."

     Effect of Network Expansion on Management Resources; Management of
Growth. ALTEL has engaged in a significant expansion of its cellular network, from its initial base of operations in Almaty to a total of 12 cities throughout Kazakhstan as of December 31, 1997. The timing of such expansion was dictated by the terms of the license, so that in some regions it occurred at a time when economic activity in those regions was still at a sufficiently low level as to raise a question as to whether, and if so, when, cellular service in such regions will be commercially viable. Furthermore, because of the distances involved, the difficulty of hiring, training and supervising staff at remote locations and the underdeveloped nature of the business infrastructure, such as banks and professional advisers in many of the proposed locations for expansion, the establishment and provision of cellular service will present significant challenges to the management of ALTEL, and there can be no assurance that these challenges will be met successfully in all cases. In addition, further network development is planned on a targeted basis to address key market sectors. Failure to manage the ALTEL network, and any future expansion of the network, successfully could have a material adverse effect on the Company.

     Effect of Sale of Stake in Kazakhtelekom on ALTEL and the Telecommunications Market in Kazakhstan. Since its formation, ALTEL has been 50% owned, directly or indirectly, by the government of Kazakhstan. ALTEL believes that the attitude of the government towards its operations has generally been favorable and that this has derived in some part from the government's interest in ALTEL. Currently, the government's 50% interest in ALTEL is held through Kazakhtelekom, which until May 1997 was owned 100% by the government. In May 1997, the Kazakh government announced that it had sold a 40% interest in Kazakhtelekom to Daewoo. However, in March 1998, it was reported that Daewoo had sold a portion of its stake (reported to be approximately 10%) to an unnamed third party. The report did not indicate whether Daewoo proposed to sell or retain the remainder of its stake in Kazakhtelekom. Both of these transactions create considerable uncertainty as to the government's attitude towards Kazakhtelekom. There is also a question as to Daewoo's intentions with respect to the remainder of their stake. In addition, the KMOC recently issued a revised license to Kazakhtelekom specifically naming it as the exclusive national network operator in Kazakhstan, and giving it a wide range of powers to carry out this function. The Company has not yet fully assessed what impact these matters may or will have on ALTEL and its business. There can be no assurance that the government's favorable attitude towards ALTEL will continue to the same degree. Any significant change in the government's attitude toward ALTEL could have a material adverse effect on the Company.

     Dependence on Interconnect Parties. Under the terms of its license, ALTEL is entitled to interconnection free of charge to networks operated by Kazakhtelekom, the public switched telephone network operator, for the completion of its local, long distance and international calls. The loss of, or any significant limitation on, its access to such network could have a material adverse effect on the Company. Further, under its revised license, Kazakhtelekom was directed to assess interconnection charges for connection to its network, and to levy such charges on a basis which will yield it a profit. Kazakhtelekom may try to use this authority to endeavor to assess interconnection charges on ALTEL, notwithstanding the fact that its license exempts it from payment of such charges. The imposition of such interconnection charges would impact ALTEL's profitability, perhaps materially.

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

     Reliance on Telecommunications Licenses; Risks of Revocation or Renegotiation of Licenses. Teleport-TP holds four licenses from the RFCTI with respect to its operations. Two licenses expire in 2004, one in

2002 and one in 2001. One of the licenses, expiring in November 2004, limits the number of subscribers under such license to 18,050 (15,000 within Moscow's city limits) and requires that 12,635 be in place by November 1997. Another license, expiring in October 2004, limits the number of subscribers to 1,700 and requires that 1,190 be in place by October 28, 1997. The third license, expiring in January 2002, provides that the installed subscriber capacity of Teleport-TP's data network must permit the connection of at least 70,000 subscribers by December 2000 and at least 100,000 subscribers by the expiration of the term of the license, but it does not impose any limit on the number of subscribers. The fourth license, expiring in 2001, provides that the total installed capacity of Teleport-TP's long distance network should be at least 100,000 numbers with at least 70,000 numbers operational by May 2000. Based on its experience in renewing existing, and obtaining new, licenses and its general knowledge of the licensing environment in Russia, Management of Teleport-TP believes that the subscriber numbers are not strict requirements but are instead designed to provide general guidance as to the number of subscribers intended to be included on the system. Based on that knowledge and experience, management further believes that, so long as a license is being actively utilized, such license will not be terminated nor other sanctions imposed if Teleport-TP failed to have the minimum number of subscribers in place by the specified date or if it exceeded the maximum number of subscribers permitted by the license, but there can be no assurance that the RFCTI would not take a different position, which in turn could result in the revocation of the license or its renegotiation on terms unfavorable to Teleport-TP or the imposition of penalties. It is not possible to calculate the amount of any penalties which might be imposed, which are in the discretion of the RFCTI. The loss of, or the failure to obtain renewal of, or any substantial limitation upon the terms of, any of Teleport-TP's licenses could have a material adverse effect on the Company.

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

     In addition, at this time it is unclear what impact the consolidation of the Russian government's holdings in Sviazinvest and Rostelecom and the sale of significant stakes in Sviazinvest to Russian and foreign investors will have on the Russian telecommunications market in general and the Company and Technocom in particular. See "-- Risks Involving the Company -- Impact of Auction of Stakes in Sviazinvest on the Company and the Telecommunications Market in Russia."

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

     Capital and Management Resources Required for Network Expansion; Management of Growth -- Capital and Management Resources. Technocom, through Teleport-TP, has commenced a major program for the provision to cities and other locations throughout the Russian Federation of satellite-based long distance and international telecommunications service (the latter through Teleport-TP's international gateway in Moscow). Installation of the first phase of the long distance network program commenced in 1996, with 29 sites installed as of December 31, 1997. The Company currently plans to install equipment in a total of 45 sites by the end of the first half of 1998. This represents a major expansion of Teleport-TP's operations which will require substantial capital and special management efforts if it is to be carried into effect successfully. See "-- Risks Involving the Company -- Capital Requirements."

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

     -- Difficulties in Implementing Network Expansion. Teleport-TP has experienced significant delays in its network roll-out program. Factors in these delays have included: (i) logistical difficulties installing sites during the winter season; (ii) unsuitable local site conditions; (iii) administrative difficulties with local and regional governmental authorities; (iv) technical interconnect difficulties with local switching exchanges; and (v) availability of suitable human resources. In particular, notwithstanding the licenses granted to Teleport-TP by the Former MOC, and administered by its successor, the RFCTI, local and regional governmental authorities have imposed, and may continue to attempt to impose, licensing and other conditions with respect to Teleport-TP's operations in their respective jurisdictions or areas of influence. The need on the part of Teleport-TP to comply with such unanticipated local regulations has significantly delayed, and may continue to delay, the implementation of the network program. See "-- Country Risks -- Political Risks" and "-- Legal
Risks -- Underdeveloped Legal System."

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

     -- Significant Competition. Teleport-TP anticipates significant competition from other companies seeking to serve the Russian long distance telephone market. While Rostelecom, the principal long distance carrier in the Russian Federation, appears to be supportive of Teleport-TP's development program, any decision by Rostelecom to compete directly with Teleport-TP or to impede the implementation of Teleport-TP's network could have a material adverse effect upon the program itself and upon the Company. See "-- Dependence upon Rostelecom as Customer; Necessity to Further Develop Customer Base." In addition, at this time, it is unclear what impact the consolidation of the Russian government's telecommunications holdings (including Rostelecom) in Sviazinvest and the auctions of significant stakes in Sviazinvest will have on the Russian telecommunications market in general and the Company in particular. See "-- Risks Involving the Company -- Impact of Auction of Stakes in Sviazinvest on the Company and the Telecommunications Market in Russia."

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

     PeterStar Company Limited. PeterStar's principal office, which it leases from PTN, is located on Vassilievski Island, St. Petersburg, Russia. Its principal switches are also located at this site. PeterStar also occupies other space in St. Petersburg which is used to house other switching and transmission equipment.

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

     ALTEL. ALTEL leases space for its administrative offices in a Kazakhtelekom exchange building located in Almaty. It also leases space from Kazakhtelekom for its switches, cell sites and associated equipment in Kazakhstan, and leases other space in cities in Kazakhstan where it has operations for customer service centers, although ALTEL has purchased its facilities in Taraz. ALTEL is considering the purchase of a building in Almaty so as to permit the consolidation of a number of operations housed in different locations throughout the city.

     The Company believes that its offices and the various facilities used by PeterStar, ALTEL, Technocom and Teleport-TP are suitable and adequate for their respective current businesses and operations.

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

RECENT SALES OF UNREGISTERED SECURITIES

     During the three years ended December 31, 1997, the following issuances of unregistered securities of the Company were made:

     (a) On June 12, 1996, the Company issued the following securities: (i) $123,000,000 aggregate principal amount at maturity of Senior Notes; (ii) 123,000 Placement Warrants to purchase an aggregate of 4,182,000 shares of Common Stock; and (iii) $26,500,000 aggregate principal amount of Convertible Notes. The Senior Notes and the Placement Warrants were initially issued as Units, and the Placement Warrants became separable from the Senior Notes on December 12, 1996.

     The Units and the Convertible Notes were issued to Smith Barney Inc., as initial purchaser (the "Initial Purchaser"), in a transaction exempt from the registration requirements of the Securities Act pursuant to Regulation D. The Initial Purchaser then sold the Units and the Convertible Notes to a limited number of U.S. institutional investors in transactions exempt from the registration requirements of the Securities Act pursuant to Rule 144A thereof. Discounts and commissions of approximately $4.6 million were paid to the Initial Purchaser in connection with the issuance of the Units and the Convertible Notes and the Company agreed to indemnify the Initial Purchaser against certain liabilities, including those arising under the Securities Act. In addition, the Company issued an aggregate of 100,000 warrants (the "Initial Purchaser Warrants") to the Initial Purchaser in consideration for its financial advisory activities on behalf of the Company.

     The Convertible Notes are convertible into shares of Common Stock, at a price of $6.90 per share. Each $1,000 principal amount of Convertible Notes is convertible into 144.93 shares of Common Stock. The Placement Warrants are exercisable at any time on or before June 1, 2006 into shares of Common Stock, at a price of $6.60 per share. Each Placement Warrant is exercisable for 34 shares of Common Stock. The Initial Purchaser Warrants are exercisable at any time on or before April 30, 2001 into shares of Common Stock, at a price of $4.70 per share. Each Initial Purchaser Warrant is exercisable for one share of Common Stock.

     The net proceeds from the issuance of the Senior Notes were used for repayment of the Company's bank facility, capital expenditures for the operating businesses and general corporate purposes. The proceeds from the Senior Notes, except for the repayment of the bank facility and the amounts to be used for general corporate purposes, were deposited into an escrow account for the benefit of the holders of the Senior Notes. As of March 31, 1998, the balance in the escrow account was approximately $34.3 million. The net proceeds from the issuance of the Convertible Notes were used for the acquisition of $20 million of Preferred Shares of Technocom and for general corporate purposes.

     (b) On November 26, 1997, the Company issued $12.32 million in Series A Notes and $3.1 million in Series B Notes, to The Travelers Parties. The Series A Notes and the Series B Notes were issued to a limited number of institutional investors in reliance upon Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering. No commissions were paid to any underwriter, broker or dealer in connection with such issuance. The net proceeds from the issuance of the Series A Notes and the Series B Notes were used in connection with the Company's acquisition of additional interests in Technocom. See "Business -- Acquisition of Additional Interests in Technocom."

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

     (c) In partial consideration for the acquisition of additional interests in Technocom from Elite, on November 26, 1997, the Company issued, at the direction of Elite, an aggregate of 1,316,240 shares of Common Stock to P.S. Marketing & Consulting Services Limited, a Gibraltar company. The shares of Common Stock were issued to a single institutional investor in reliance upon Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering. No commissions were paid to any underwriter, broker or dealer in connection with such issuance.

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

                                                   FISCAL YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------
                                         1997        1996        1995       1994        1993
                                         ----        ----        ----       ----        ----
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Operating revenues.................  $114,424    $ 61,966    $ 29,120    $ 8,526    $  2,308
  Operating expenses.................   102,406      59,099      38,266     17,248       7,606
                                       --------    --------    --------    -------    --------
  Operating income/(loss)............    12,018       2,867      (9,146)    (8,722)     (5,298)
                                       --------    --------    --------    -------    --------
  Loss from continuing operations
     before income taxes and minority
     interest........................    (3,428)     (6,271)    (13,440)    (9,491)     (5,264)
  Income taxes.......................     7,739       3,669       1,490         --          --
  Loss from continuing operations
     before minority interest........   (11,167)     (9,940)    (14,930)    (9,491)     (5,264)
  Minority interest..................     9,399       2,521         551         --          --
                                       --------    --------    --------    -------    --------
  Loss from continuing operations....   (20,566)    (12,461)    (15,481)    (9,491)     (5,264)
  Discontinued operations............        --          --          --         --      (5,138)
                                       --------    --------    --------    -------    --------
  Loss for the year..................  $(20,566)   $(12,461)   $(15,481)   $(9,491)   $(10,402)
                                       ========    ========    ========    =======    ========
  Loss per common share(1)...........  $  (0.64)   $  (0.39)   $  (0.49)   $ (0.78)   $  (1.33)
                                       ========    ========    ========    =======    ========
  Weighted average number of shares
     outstanding.....................    32,061      31,579      31,315     12,663       8,155

                                                            DECEMBER 31,
                                       -------------------------------------------------------
                                         1997        1996        1995        1994       1993
                                         ----        ----        ----        ----       ----
BALANCE SHEET DATA:
  Cash and cash equivalents(2).......  $ 17,256    $ 40,674    $ 15,676    $ 56,710    $   948
  Non-cash working
     capital/(deficiency)............   (18,642)    (26,440)    (22,001)    (17,706)    (5,121)
  Escrow funds.......................    33,868      40,984          --          --         --
  Property and equipment, net........   134,998      93,039      45,357      21,718      6,306
  Telecommunications licenses........    78,837      72,310      49,583      54,099     18,337
  Investments and other assets.......    32,801      39,052      29,293      18,925      2,223
  Investment in Teleport-TP..........        --          --      23,564      15,699         --
  Total assets.......................   335,586     306,357     178,092     171,760     28,700
  Long-term debt.....................   133,516     107,954          --          --      4,297
  Shareholders' equity...............   127,231     137,954     135,832     147,470     11,448

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

INTRODUCTION

     Basis of Presentation. Effective February 28, 1997 PLD Telekom Inc. was continued as a Delaware corporation. As a result, the consolidated financial statements for 1995, 1996 and 1997 have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). Prior to 1996, the audited consolidated financial statements were prepared in accordance with Canadian GAAP, with a reconciliation to U.S. GAAP. EBITDA, which is used as a measure of operating performance, is defined as follows: earnings before taxes and minority interest plus interest (interest expense less interest and other income) plus depreciation and amortization. EBITDA is used as a supplementary measure of operating performance and is commonly quoted in the telecommunications industry. It is particularly relevant in comparing the Company's operating results with those of its peers based outside the U.S., many of whom are not subject to amortizing license or goodwill costs and who have the ability to write-off such costs on date of acquisition. In the Company's case, such amortization costs make up a significant portion of the Company's operating expenses. The Company has consistently disclosed EBITDA figures on a consolidated basis and for its subsidiaries in its quarterly and annual filings. EBITDA should not be construed as an alternative to operating income (as determined in accordance with GAAP) as an indicator of an entity's operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity.

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

     Ultimate recoverability of the Company's investments in PeterStar, ALTEL and Teleport-TP is dependent upon each of these subsidiaries achieving and maintaining profitability, which is dependent to a certain extent on the stabilization of the economies of the former Soviet Union, the ability to maintain the necessary telecommunications licenses and the ability to obtain adequate financing to meet capital commitments.

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

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 1997 VERSUS YEAR ENDED DECEMBER 31, 1996

     PLD Telekom Inc. -- Consolidated

     In 1997, the Company reported a loss of $20.6 million, or $0.64 per share, on total revenues of $118.0 million, including operating revenues of $114.4 million. This compares with a loss in 1996 of $12.5 million, or $0.39 per share, on total revenues of $66.8 million (operating revenues of $62.0 million). EBITDA of $30.3 million compared with $12.1 million in 1996. EBITDA should not be construed as an alternative to operating income (as determined in accordance with GAAP) as an indicator of an entity's operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. See "Liquidity and Capital Resources" for a discussion of the Company's cash flows from operating activities, investing activities and financing activities in 1997 and 1996.

     The loss of $20.6 million in 1997 incorporates a profit contribution from PeterStar of $16.5 million (after income taxes of $3.2 million), a profit contribution from ALTEL of $7.2 million (after income taxes of $3.6 million), a profit contribution from BCL of $0.5 million (after income taxes of $0.4 million), corporate interest and other income of $3.1 million, a corporate foreign exchange gain of $0.1 million and a corporate gain on the disposal of an investment of $1.0 million, offset by a net loss of $4.7 million incurred in Technocom, corporate general and administrative costs of $8.3 million, interest on corporate bank indebtedness and long-term debt of $16.7 million, corporate amortization and depreciation charges of $8.5 million, corporate taxes of $0.9 million and minority interest charges of $10.0 million relating to PeterStar, ALTEL and Technocom.

     Operating revenues. Consolidated operating revenues increased by 85% from $62.0 million in 1996 to $114.4 million in 1997, principally as a result of strong growth in PeterStar and ALTEL, and the consolidation of a full year's revenues from BCL and Teleport-TP in 1997. Operating revenues from PeterStar increased in 1997 to $54.5 million from $32.5 million in 1996 due mainly to a continued rapid increase in line penetration from 52,005 at December 31, 1996 to 114,774 at December 31, 1997. ALTEL contributed operating revenues of $30.0 million, as compared to $19.1 million in 1996. This increase is attributable to the growth in ALTEL's subscriber base from 6,957 at December 31, 1996 to 11,120 at December 31, 1997. Technocom contributed operating revenues of $21.2 million in 1997, compared to $4.4 million in 1996, largely as a result of the consolidation of Teleport-TP. BCL contributed operating revenues of $7.6 million for the Company in its first full year as an operating subsidiary of the Company compared with part year revenues of $5.1 million in 1996. Yellow Pages contributed $1.0 million in operating revenues in 1997 compared to $0.8 million in 1996.

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

     Depreciation. Depreciation increased 100% from $5.2 million in 1996 to $10.4 million in 1997, reflecting 1997 capital expenditures within the operating businesses of $43.0 million as the build-out of the PeterStar, ALTEL and Teleport-TP networks progressed. In 1996, $43.2 million was invested in these companies' networks.

     Amortization. Upon the acquisition by the Company of its interests in PeterStar, ALTEL and Technocom (incorporating Teleport-TP), the differential between the purchase price and the fair value of the net assets acquired was allocated to the telecommunications licenses held by these entities. These licenses, which expire in 2004, 2009 and 2004 respectively, are being amortized on a straight line basis over the appropriate terms. In this respect, in 1997, the Company incurred total non-cash amortization charges of $7.4 million, including $2.6 million relating to the telecommunications licenses of PeterStar, $2.1 million relating to the telecommunications license of ALTEL and $2.7 million relating to the telecommunications licenses of Teleport-TP. The Company also incurred amortization charges of $0.2 million relating to goodwill associated with the acquisition of Yellow Pages and $1.2 million relating to deferred financing costs associated with the senior discount and convertible subordinated note financing undertaken in 1996. In 1996, the Company incurred amortization charges of $4.7 million relating to the telecommunications licenses of PeterStar and ALTEL, together with $0.2 million relating to goodwill associated with Yellow Pages and $0.7 million relating to deferred financing costs. In addition, included in Technocom's share of the 1996 results of its equity investments were amortization charges of $2.5 million relating to the telecommunications licenses of Teleport-TP.

     Taxes other than income taxes. Taxes other than income taxes of $6.2 million in 1997 compared with $2.5 million in 1996 and included such taxes as property taxes, road taxes, police taxes, transport taxes, advertising taxes, housing taxes and education taxes, most of which are specific to doing business in Russia and Kazakhstan. The increase of 148% in these taxes reflects the significant increases in revenues and net earnings of the Company's operating subsidiaries which form the bases for computing many of these taxes.

     Operating income. Operating income of $12.0 million in 1997 compared to $2.9 million in 1996.

     Share of loss from equity investments, after amortization of licenses. Share of loss from equity investments, after amortization of licenses, in 1997 relate entirely to the equity investments held by Technocom, primarily MTR Sviaz and Rosh Telecom. The 1997 loss of $0.5 million consisted of Technocom's 49% share of MTR Sviaz's loss of $1.8 million partially offset by its 50% share of Rosh Telecom's net earnings of $0.8 million. In 1996, the loss related primarily to amortization charges in connection with licenses held by Teleport-TP. Teleport-TP's financial statements were not consolidated with Technocom until January 1, 1997.

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

     Foreign exchange loss. Foreign exchange losses in 1997 of $0.3 million compared with losses of $0.6 million in 1996 and resulted from the unfavorable movement of local currencies vis-a-vis the U.S. dollar applied to net monetary assets held by a number of the Company's operating subsidiaries.

     Gain on disposal of investments and property and equipment. Gain on disposals of investments in 1997 related to the $1.0 million earned on the Company's sale of its 10.4% interest in SPMMTS for gross proceeds of $17.2 million in June 1997, offset by a loss on disposal of equipment of $0.3 million at BCL.

     Income taxes. Income taxes of $7.7 million in 1997, compared with $3.7 million in 1996 and relate substantially to current income taxes in the Company's Russian and Kazakh businesses. The higher charge in 1997 reflects the improved profitability of these subsidiaries. The Company is currently evaluating its overall tax structure in an effort to endeavor to better utilize existing tax loss carry forwards at the corporate level while sheltering taxable income at the subsidiary level.

     Minority interest. Minority interest of $9.4 million in 1997 compared with $2.5 million in 1996 and relates primarily to the minorities' share of the net after-tax profit of PeterStar (40%), ALTEL (50%) and the net loss of Technocom (49.25%). Effective January 1, 1998, the minorities' share of Technocom's earnings or losses has been reduced to 19.6% as a result of the Company's acquisition of an additional 29.65% interest in Technocom effective December 31, 1997. Minority interest charges for the above subsidiaries are calculated after deducting any management fees payable to the Company. In 1997, the Company charged PeterStar and ALTEL $2.0 million and $1.2 million, respectively, in respect of such fees. Additionally in 1997, the Company agreed to write-off $5.3 million in historical inter-company advances made to PeterStar. Accordingly, the minority interest charge for PeterStar was calculated after inclusion of this write back in PeterStar statements.

     Net loss. Net loss of $20.6 million in 1997 compared to a net loss of $12.5 million in 1996.

  PeterStar Company Limited

     PeterStar reported net income of $16.5 million and an operating profit of $20.5 million on operating revenues of $54.5 million for the year ended December 31, 1997, compared to net income of $5.9 million and an operating profit of $8.0 million on operating revenues of $32.5 million for the year ended December 31, 1996. EBITDA grew to $24.1 million for the year ended December 31, 1997, representing 44% of revenues, compared to EBITDA of $10.3 million, representing 31% of revenues in 1996. EBITDA should not be construed as an alternative to operating income (as determined in accordance with GAAP) as an indicator of an entity's operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity.

     PeterStar's cash flows from operating activities in 1997 totaled $19.3 million (1996 -- $7.7 million). Major adjustments to PeterStar's $16.5 million net income (1996 -- $5.9 million) to arrive at cash provided by operating activities included the addback of depreciation and amortization of $4.0 million (1996 -- $2.7 million), and deferred revenues of $2.0 million (1996 -- a reduction of $0.9 million) offset by an increase in net operating assets and liabilities of $3.8 million (1996 -- nil).

     Net cash used in investing activities of $16.6 million (1996 -- $6.3 million) related to the purchase of telecommunications switching and transmission equipment in connection with the development of PeterStar's fiber optic ring around central St. Petersburg, the construction of a new digital exchange on Vassilievski Island and the improvement of access to the long distance and international gateway between PeterStar and SPMMTS.

     Net cash used in financing activities totaled $3.6 million (1996 -- $0.9 million) consisting of the issuance of $13.5 million in common stock
(1996 -- nil), bank financing of $0.9 million (1996 -- nil) offset by the repayment of related company advances of $18.0 million (1996 -- $0.9 million).

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

     Gross Profit. Gross profit increased 86% to $38.6 million for the year ended December 31, 1997 from $20.7 million in 1996. The gross margin of 71% is significantly higher than the margin of 64% in 1996 due to discounted outpayment charges on higher traffic volumes, although continuing competition, plus the possibility that PTN may start to levy access charges in 1998, is expected to put pressure on margins in the future.

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

  ALTEL

     ALTEL recorded net income of $7.2 million and an operating profit of $10.9 million on operating revenues of $30.0 million for the year ended December 31, 1997, compared to net income of $4.5 million and operating income of $6.0 million on operating revenues of $19.1 million for the year ended December 31, 1996. EBITDA grew to $13.9 million for the year ended December 31, 1997, compared to EBITDA of $7.8 million for the same period in 1996. EBITDA should not be construed as an alternative to operating income (as determined in accordance with GAAP) as an indicator of an entity's operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity.

     ALTEL's cash flows from operating activities in 1997 totaled $8.8 million (1996 -- $9.8 million). Major adjustments to ALTEL's $7.2 million net income (1996 -- $4.5 million) to arrive at cash provided by operating activities included the addback of depreciation and amortization of $3.3 million (1996 -- $2.1 million), offset by an increase in net operating assets and liabilities of $2.1 million (1996 -- reduction of $2.8 million).

     Net cash used in investing activities totaled $4.3 million (1996 -- $8.2 million) related to the purchase of telecommunication equipment.

     Cash used in financing activities of $2.0 million (1996 -- nil) related to the payment of common stock dividends during the year.

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

     Local and incoming traffic during 1997 accounted for 75% of total traffic compared with 76% during 1996, mobile to mobile traffic accounted for 11% of total traffic compared with 9% in 1996, while long distance traffic in 1997 accounted for 7% of total traffic compared with 6% during 1996, and international traffic accounted for only 7% of total traffic compared with 9% during 1996. ALTEL's customer base increasingly consists of Kazak companies and individuals, who tend not to use its higher priced long distance and international services. This has had an effect upon per subscriber revenues -- total revenue per subscriber for the year ended December 31, 1997 was $3,382 against $3,886 per subscriber for 1996, while recurring revenue per subscriber also reduced from $2,900 in 1996 to $2,666 per subscriber in 1997. The reductions in total per subscriber and recurring per line revenues also stem from the different calling patterns of these classes of customers who generally use as much as 38% less airtime as the foreign business customers. ALTEL expects both of these trends to continue; however, ALTEL expects to offset the effects of these factors by continuing to expand its overall customer base, through, among other things, the introduction of pre-paid cellular service during 1998.

     Gross Profit. Gross profit increased 69% to $23.1 million for the year ended December 31, 1997 from $13.7 million in 1996. Gross margin showed continued improvement at 77% of operating revenues compared to the 72% margin realized in 1996, primarily due to the greater calling volumes and reduced dependence on revenues from equipment sales.

     Operating Expenses. Operating expenses increased 60% to $12.3 million for the year ended December 31, 1997 from $7.7 million in 1996, reflecting the opening of an additional 4 operating sites and the increase in staffing from 307 at the end of 1996 to 426 at December 31, 1997. Operating expenses were relatively unchanged at 41% of revenues in 1997 compared to 40% in 1996. Depreciation accounted for 11% of total revenues for the year ended December 31, 1997, compared to 10% for the same period in 1996, in each case reflecting the considerable capital investment in ALTEL over the past two years. Depreciation is expected to increase in 1998 as ALTEL deploys an additional $8.2 million of capital investment.

  Technocom Limited

     Technocom recorded a net loss of $4.7 million and an operating loss of $4.3 million on operating revenues of $21.2 million for the year ended December 31, 1997, compared to a net loss of $0.2 million and an operating loss of $0.7 million on operating revenues of $4.4 million for the year ended December 31, 1996. EBITDA showed a loss of $1.6 million for the year ended December 31, 1997, compared to an EBITDA loss of $0.6 million in 1996. In 1997, the results of Technocom's principal asset, Teleport-TP, were consolidated with those of Technocom as a result of its acquisition of an additional 7.5% voting interest (12.5% voting interest) in Teleport-TP, late in 1996. In 1996, Technocom's investment in Teleport-TP was accounted for using the equity method. EBITDA should not be construed as an alternative to operating income (as determined in accordance with GAAP) as an indicator of an entity's operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity.

     Technocom's cash flows from operating activities in 1997 totaled $9.3 million (1996 -- $12.7 million). Major adjustments to Technocom's $4.4 million net loss (1996 -- $0.2 million) to arrive at cash provided by operating activities included the addback of depreciation and amortization of $2.8 million (1996 -- $0.1 million) and a reduction in net operating assets and liabilities of $10.8 million (1996 -- $12.4 million).


     Net cash used in investing activities of $16.8 million (1996 -- $25.3 million) related to the purchase of telecommunications switching and transmission equipment.

     Cash used in financing activities of $15.8 million related to the repayment of bank financing. Cash provided by financing activities of $28.0 million in 1996 related to bank financing of $8.0 million and an issuance of preferred stock of $20.0 million.

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

     Teleport-TP generated a 1997 net loss of $2.8 million, operating loss of $1.4 million and EBITDA of $0.9 million on revenues of $16.9 million, compared with a net loss of $0.1 million, an operating profit of $0.1 million and EBITDA of $1.4 million on revenues of $11.1 million for the year ended December 31, 1996. EBITDA should not be construed as an alternative to operating income (as determined in accordance with GAAP) as an indicator of an entity's operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity.


     Teleport-TP's cash flows from operating activities in 1997 totaled $0.2 million (1996 -- $3.1 million). Major adjustments to Teleport-TP's net loss of $2.8 million (1996 -- $0.1 million) to arrive at cash provided by operating activities included the addback of depreciation and amortization of $2.3 million (1996 -- $1.2 million) offset by an increase in net operating assets and liabilities of $0.6 million (1996 -- a reduction of $1.9 million).

     Net cash used in investing activities of $1.2 million (1996 -- $0.5 million) related to property and equipment and investments.

     Net cash provided by financing activities, primarily advances from related parties, totaled $1.1 million in 1997. In 1996, net cash used in financing activities totaled $3.9 million, and consisted primarily of lease principal repayments.

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

  Baltic Communications Limited

     The Company acquired BCL on April 1, 1996, and accordingly only the nine months ended December 31, 1996 were consolidated in the Company's 1996 financial statements. BCL recorded operating income of $1.1 million and net income of $0.5 million on revenues of $7.6 million for the full year in 1997 compared to operating and net income of $0.7 million on revenues of $5.1 million for the nine months ended December 31, 1996. EBITDA of $1.7 million in 1997 compared with $1.2 million in the nine months ended December 31, 1996. EBITDA should not be construed as an alternative to operating income (as determined in accordance with GAAP) as an indicator of an entity's operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity.

     BCL's cash flows from operating activities in 1997 totaled $0.8 million compared to $1.3 million in the nine month period ended December 31, 1996 (Note, the Company acquired BCL effective April 1, 1996 -- all 1996 figures quoted below related to the nine months ended December 31, 1996). Major adjustments to

BCL's $0.5 million net income (1996 -- $0.7 million) to arrive at cash provided by operating activities included the addback of depreciation and amortization of $0.8 million (1996 -- $0.5 million) offset by an increase in net operating assets and liabilities of $0.7 million (1996 -- reduction of $0.1 million).

     Net cash used in investing activities of $0.8 million (1996 -- $1.8 million) related to the purchase of telecommunications equipment.

     No cash was provided by or used in financing activities within BCL in 1997 or 1996.

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

     The loss of $12.5 million in 1996 incorporated a profit contribution from PeterStar of $5.9 million (after profits tax of $1.8 million), a profit contribution from ALTEL of $4.5 million (after profits tax of $1.5 million), a profit contribution from BCL of $0.7 million (after profits tax of $0.2 million), and corporate interest and other income of $2.8 million, offset by corporate general and administrative costs of $6.3 million, interest on corporate bank indebtedness and long-term debt of $9.5 million, amortization charges of $5.6 million, a share of the loss from equity investments of $2.7 million (including amortization of licenses of $2.5 million) and minority interest charges of $2.5 million relating primarily to PeterStar and ALTEL.

     Operating revenues. Consolidated operating revenues increased by 113% from $29.1 million in 1995 to $62.0 million in 1996, principally as a result of strong growth in PeterStar and ALTEL and the addition of BCL to the portfolio with effect from April 1, 1996. Operating revenues from PeterStar grew 118% in 1996, to $32.5 million from $14.9 million in 1995, due mainly to a continued rapid increase in line penetration from 21,528 at December 31, 1995 to 52,005 at December 31, 1996. ALTEL contributed operating revenues of $19.1 million, as compared to $9.3 million in 1995. This increase was attributable to the growth in ALTEL's subscriber base from 2,882 at December 31, 1995 to 6,957 at December 31, 1996. Technocom contributed operating revenues of $4.4 million in both 1996 and 1995 from its leasing of telecommunications equipment and from telecommunications projects. BCL contributed operating revenues of $5.1 million for the Company, and Yellow Pages contributed $0.8 million for the full year.

     Direct costs. Direct costs were 35% of operating revenues in 1996 compared to 36% of operating revenues in 1995, and include the direct costs of sales of PeterStar, ALTEL, Technocom, BCL and Yellow Pages.

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

     Depreciation. Depreciation increased 36% from $3.8 million in 1995 to $5.2 million in 1996, reflecting 1996 capital expenditures within the operating businesses of $43.2 million as the build-out of the PeterStar and ALTEL networks progressed.

     Amortization. In 1996, the Company incurred total non-cash amortization charges of $5.6 million, including $2.6 million relating to the telecommunications licenses of PeterStar, and $2.1 million relating to the telecommunications license of ALTEL. In addition, it incurred charges of $0.2 million relating to goodwill associated with the acquisition of Yellow Pages and $0.7 million relating to deferred financing costs. As well as the $5.6 million of amortization noted above, the Company's share of the results of its equity investments -- Teleport-TP, MTR-Sviaz and Rosh Telecom -- which were accounted for on an equity basis, included amortization of $2.5 million relating to the telecommunications licenses of Teleport-TP. Total amortization charges in 1995 were $6.2 million principally relating to the PeterStar, ALTEL and Teleport-TP telecommunications licenses.

     Taxes other than income taxes. Taxes other than income taxes of $2.5 million in 1996 compared with $1.2 million in 1995 and included such taxes as property taxes, road taxes, police taxes, transport taxes, advertising taxes, housing taxes and education taxes, most of which are specific to doing business in Russia and Kazakhstan. The increase of 108% in these taxes reflects the significant increases in revenues and net earnings, of the Company's operating subsidiaries, which form the bases for computing many of these taxes.

     Operating income. Operating income of $2.9 million in 1996 compared to an operating loss of $9.1 million in 1995.

     Share of loss from equity investments, after amortization of licenses. Share of loss from equity investments, after amortization of licenses, in 1996 of $2.7 million compared with $1.6 million in 1995 and resulted from the equity investments held by Technocom. Both the 1996 and 1995 losses related primarily to amortization of licenses held by Teleport-TP. Teleport-TP did not become a subsidiary of Technocom until January 1, 1997.

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

     Interest and other income. Under the terms of the debt offering, $46.0 million was deposited into an escrow account, for subsequent disbursement into telecommunications equipment or telecommunications companies in Russia and Kazakhstan. All funds which had yet to be disbursed were invested throughout the period in short-term reverse repurchase agreements secured by U.S. treasury bonds. These investments, together with interest earned on other cash deposits and miscellaneous other income, produced total interest and other income at the corporate level of $2.8 million, compared with $0.4 million in 1995. The bulk of the remainder of the $4.9 million accrued in Technocom.

     Foreign exchange loss. Foreign exchange losses in 1996 of $0.6 million compared with losses of $0.4 million in 1995 and resulted from the unfavorable movement of local currencies vis-a-vis the U.S. dollar applied to net monetary assets held by a number of the Company's operating subsidiaries.

     Loss on disposal of investments and property and equipment. The $0.9 million loss on disposal of investments and property and equipment in 1995 related primarily to a write-off of the Company's remaining interest in North West Estates (Holdings) Limited, a discontinued real estate development company based in the United Kingdom.

     Income taxes. Income taxes of $3.7 million in 1996, compared with $1.5 million in 1995 and relate substantially to current income taxes in the Company's Russian and Kazakh businesses. The higher charge in 1996 reflects the improved profitability of these subsidiaries.

     Minority interest. Minority interest of $2.5 million in 1996 compared with $0.6 million in 1995 and relates to the minorities' share of net after-tax profit of PeterStar (40%) and ALTEL (50%) and Technocom (49.25%). Minority interest charges for the above subsidiaries are calculated after deducting any management fees payable to the Company. In 1996, the Company charged PeterStar and ALTEL $1.2 million and $0.9 million, respectively, in respect of such fees.

     Net loss. Net loss of $12.5 million in 1996 compared to a net loss of $15.5 million in 1995.

  PeterStar Company Limited

     PeterStar had net income of $5.9 million and an operating profit of $8.0 million on operating revenues of $32.5 million for the year ended December 31, 1996, compared to a net loss of $1.0 million and an operating profit of $0.1 million on operating revenues of $14.9 million for the year ended December 31, 1995. EBITDA grew to $10.3 million for the year ended December 31, 1996, representing 31% of revenues, compared to EBITDA of $2.4 million, representing 16% of revenues, for the same period in 1995. EBITDA should not be construed as an alternative to operating income (as determined in accordance with GAAP) as an indicator of an entity's operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity.


     PeterStar's cash flows from operating activities in 1996 totaled $7.7 million (1995 -- cash used in operating activities of $1.2 million). Major adjustments to PeterStar's $5.9 million net income (1995 -- $1.0 million loss) to arrive at cash provided by operating activities included the addback of depreciation and amortization of $2.7 million (1995 -- $2.7 million), offset by a reduction in deferred revenues of $0.9 million (1996 -- an increase of $1.8 million). In 1995, cash flows from operating activities were also reduced by an increase in net operating assets and liabilities of $4.7 million.


     Net cash used in investing activities of $6.3 million (1995 -- nil) related to the purchase of telecommunications switching and transmission equipment.

     Cash used in financing activities of $0.9 million related to the repayment of related company advances. In 1995, cash provided by financing of $2.4 million related to inter-company advances.

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

     Gross profit. Gross profit increased 115% to $20.7 million for the year ended December 31, 1996 from $9.6 million in 1995. The gross margin of 64% was slightly lower than the margin of 65% in 1995, with lower tariffs on international traffic being offset by a reduction in the level of payments due to the carriers of this traffic and an increase in local traffic where PeterStar, under the terms of its arrangements with PTN, does not pay carrier charges.

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

  ALTEL

     ALTEL recorded net income of $4.5 million and an operating profit of $6.0 million on operating revenues of $19.1 million for the year ended December 31, 1996, compared to a net loss of $0.2 million and an operating loss of $0.5 million on revenues of $9.3 million for the year ended December 31, 1995. EBITDA grew to $7.8 million for the year ended December 31, 1996, compared to EBITDA of $0.6 million for the same period in 1995. EBITDA should not be construed as an alternative to operating income (as determined in accordance with GAAP) as an indicator of an entity's operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity.


     ALTEL's cash flows from operating activities in 1996 totaled $9.8 million (1995 -- cash used in operating activities of $0.7 million). Major adjustments to ALTEL's $4.5 million net income (1995 -- net loss of $0.2 million) to arrive at cash provided by operating activities included the addback of depreciation and amortization of $2.1 million (1995 -- $1.1 million), offset by an increase in net operating assets and liabilities of $2.0 million (1995 -- $2.1 million).


     Net cash used in investing activities of $8.2 million (1995 -- $12.3 million) related to the purchase of telecommunications equipment.

     No cash was provided by or used in financing activities in 1996 compared to $13.9 million raised through the issuance of common stock by ALTEL in its share capital increase in 1995.

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

     Local and incoming traffic during 1996 accounted for 76% of total traffic compared with 75% during 1995, mobile to mobile traffic accounted for 9% of total traffic compared with 6% in 1995, while long distance traffic in 1996 accounted for 6% of total traffic compared with 7% during 1995, and international traffic accounted for only 9% of total traffic compared with 12% during 1995. Total revenue per subscriber for the year ended December 31, 1996 was $3,886 against $5,513 per subscriber for 1995, while recurring revenue per subscriber also reduced from $3,490 in 1995 to $2,900 per subscriber in 1996 reflective of ALTEL's customer base shifting to Kazakh companies and individuals, who tended not to use its higher priced long distance and international services. The reductions in total per subscriber and recurring per line revenues also stemmed from the different calling patterns of these classes of customers who generally used as much as 40% less airtime than the foreign business customers.

     Gross Profit. Gross profit increased 123% to $13.7 million for the year ended December 31, 1996 from $6.2 million in 1995. The gross margin of 72% was an improvement from the 66% margin realized in 1995, primarily due to the greater calling volumes and reduced dependence on revenues from equipment sales.

     Operating Expenses. Operating expenses increased 15% to $7.7 million for the year ended December 31, 1996 from $6.7 million in 1995, reflecting the opening of an additional eight operating sites and the increase in staffing from 220 at the end of 1995 to 307 at December 31, 1996. Operating expenses represented 40% of revenues in 1996 compared to 72% in 1995, the difference representing both ALTEL's increasing realization of economies of scale and substantial growth in revenue generation. Depreciation accounted for 10% of total revenues for the year ended December 31, 1996, compared to 12% for the same period in 1995, in each case reflecting the considerable capital investment in the ALTEL network.

  Technocom Limited

     Technocom recorded a net loss of $0.2 million and an operating loss of $0.7 million on operating revenues of $4.4 million for the year ended December 31, 1996, compared to net income of $1.1 million and an operating profit $1.1 million on operating revenues of $4.4 million for the year ended December 31, 1995. EBITDA showed a loss of $0.6 million for the year ended December 31, 1996, compared to EBITDA of $1.1 million, for the same period in 1995. EBITDA should not be construed as an alternative to operating income (as determined in accordance with GAAP) as an indicator of an entity's operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity.


     Technocom's cash flows from operating activities in 1996 totaled $12.7 million (1995 -- $10.3 million). Major adjustments to Technocom's $0.2 million net loss (1995 -- net income of $0.8 million) to arrive at cash provided by operating activities included a reduction in net operating assets and liabilities of $12.4 million (1995 -- $9.4 million).


     Net cash used in investing activities totaled $25.3 million (1995 -- $5.5 million) related to the purchase of telecommunications switching and transmission equipment ($20.8 million), a $2.9 million investment in Technopark and an incremental investment in Teleport-TP of $2.1 million.

     Cash provided by financing activities of $28.0 million (1995 -- $7.7 million) related to bank financing of $8.0 million and an issuance of preferred stock of $20.0 million. In 1995, financing was provided entirely by bank debt.

     Interest income of $1.3 million was generated in 1996, compared with $0.9 million in 1995.

     Effective December 31, 1996, Technocom acquired an additional interest in Teleport-TP which gave Technocom effective control over Teleport-TP. The following is a discussion of Teleport-TP's results of operations in 1996 when Teleport-TP was accounted for using the equity method.

     Technocom's principal asset, Teleport-TP, in which it has a 49.3% interest as at December 31, 1996, recorded a net loss of $0.1 million and an operating profit of $0.1 million on revenues of $11.1 million for the year ended December 31, 1996, compared to a net loss of $0.1 million and an operating profit of $2.9 million on revenues of $7.1 million for the year ended December 31, 1995. EBITDA decreased to $1.4 million for the twelve months ended December 31, 1996, compared to EBITDA of $3.4 million for the same period in 1995. EBITDA should not be construed as an alternative to operating income (as determined in accordance with GAAP) as an indicator of an entity's operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity.

     Teleport-TP's cash flows from operating activities in 1996 totaled $3.1 million (1995 -- $2.3 million). Major adjustments to Teleport-TP's net loss of $0.1 million (1995 -- $0.1 million) to arrive at cash provided by operating activities included the addback of depreciation and amortization of $1.2 million (1995 -- $1.3 million) and a reduction in net operating assets and liabilities of $1.9 million (1995 -- $1.0 million).

     Net cash used in investing activities totaled $0.5 million (1995 -- $1.3 million) relating to property and equipment and other asset additions.

     Net cash used in financing activities, principally lease repayments, totaled $3.9 million in 1996 (1995 -- $0.8 million).

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities in 1997 totaled $10.8 million
(1996 -- $15.6 million). Major adjustments to the Company's net loss of $20.6 million (1996 -- $12.5 million) to arrive at cash provided by operating activities included the addback of depreciation and amortization charges of $19.5 million (1996 -- $10.8 million), accrued interest on the Company's Senior Notes of $14.3 million (1996 -- $7.3 million), minority interest of $9.4 million (1996 -- $2.5 million), deferred revenue of $2.1 million (1996 -- a reduction in deferred revenue of $0.9 million), share of loss of equity investments of $0.5 million (1996 -- $2.7 million), and a $1.0 million gain resulting from the sale of the Company's 10.4% interest in SPMMTS, offset by an increase in net operating assets and liabilities of $13.3 million (1996 -- a decrease in net operating assets and liabilities of $5.3 million).

     Cash flows from investing activities in 1997 totaled $40.9 million
(1996 -- $88.2 million). Major components included capital expenditures on telecommunications equipment within the Company's operating subsidiaries of $39.0 million and cash consideration of $25.6 million paid on the Company's acquisition of an additional 29.65% interest in Technocom offset by $17.2 million in proceeds on the SPMMTS sale and a $7.1 million escrow draw. In 1996, cash used in investing activities of $88.2 million consisted primarily of $43.2 million in capital expenditures on telecommunications equipment within the Company's operating subsidiaries, $41.0 million invested in escrow, and $7.5 million invested in additional ownership interests in Technopark and Teleport-TP, offset by a $3.9 million reduction in finance leases and advances.

     Net cash provided by financing activities in 1997 totaled $6.7 million (1996 -- $97.6 million) which included $15.4 million raised from the issuance of the Company's Revolving Credit Notes issued in November 1997 in connection with the acquisition of an additional 29.65% interest in Technocom, and $1.7 million in proceeds from the issuance of common stock pursuant to the exercise of employee stock options, offset by the repayment of $10.9 million in short-term borrowings. In 1996, net cash provided by financing activities of $97.6 million consisted primarily of proceeds from the issuance of the Company's Senior Notes of $87.7 million, proceeds from the issuance of the Company's Convertible Notes of $26.5 million, offset by the repayment of $6.6 million in short-term borrowings and $9.2 million in deferred finance costs associated with the Senior and Convertible Note offerings.

     As at December 31, 1997, the Company's consolidated cash position was $17.3 million compared to $40.7 million at the end of 1996.

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

ALTEL

     Total investment in the cellular telecommunications network and related support infrastructure, such as customer service centers and administration facilities, totaled $28.9 million by December 1996.

     ALTEL had capital expenditures of approximately $4.3 million in 1997 and anticipates an additional $8.2 million in 1998 in connection with further investment in cities where the network currently operates. This continued expansion in 1998 is expected to be entirely financed through ALTEL's own internally generated cashflows.

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

     Technocom is also significantly involved in supporting the development by Teleport-TP of a satellite-based long distance network. During 1997, Technocom had capital expenditures of approximately $11.0 million related to the Teleport-TP project. Funding was provided, in part, from the $20.0 million contributed to Technocom by the Company out of the proceeds of the debt placement in June 1996. Additional funding of approximately $10 million will be required in 1998 and will be provided from a combination of sources including supplier financing, Technocom's own internally generated cashflows, and proceeds from the Company's escrow account.

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

     The indentures governing the release of the escrow funds have recently been amended to broaden the range of transactions for which the Company may use the escrow funds to make telecommunications assets available to its operating subsidiaries. In connection with this, $8 million was released from escrow in April 1998. The indentures have also been amended to revise certain covenants relating to corporate indebtedness, the guarantee of subsidiary debt, and the establishment of U.S. special purpose subsidiaries.

     Under the terms of the Company's Senior Notes, the Company is required to raise $20 million in a common share financing by May 31, 1998. The Company did not complete such an offering by May 31, 1998, and as a result the rate at which the Senior Notes accrete increased to 14.5% until such time as an offering in completed. See "Business -- Recent Development."

     The obligation to raise $20 million in equity is also a requirement under the terms of the Series A and B Senior Revolving Credit Notes issued in November 1997. Since the Company did not raise $20 million in equity prior to May 31, 1998, the interest rate on the 12% Series A and B Notes increased to 15% per annum for the period commencing on June 1, 1998 until maturity. Interest on both the Series A and B Notes is payable monthly in arrears. The Series A Notes mature on December 30, 1998 and the Series B Notes mature on September 30, 1998. The Company is also required, under the terms of the Revolving Credit Notes, to reduce the aggregate commitments of the Notes by $1 million on July 31, 1998 and on the last day of each succeeding month.

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

     The Company's consolidated balance sheet at December 31, 1997 reflects total assets of $335.6 million, as compared to $306.4 million at December 31, 1996. Total assets at December 31, 1997 were comprised of $52.1 million in current assets (including $17.3 million of cash and term deposits), $135.0 million in property and equipment, $78.8 million in telecommunications licenses related to PeterStar, ALTEL and Teleport-TP, escrow funds of $33.9 million, and other assets and the investments of $32.8 million including $11.1 million in goodwill relating to the Company's acquisition of an additional 29.65% interest in Technocom effective December 31, 1997. Long-term indebtedness of $133.5 million, as a percentage of total assets, was 39.8% at December 31, 1997. The corresponding figures at December 31, 1996 were $108.0 million and 35.2%.


     Shareholders' equity of $127.1 million at December 31, 1997 compared with $138.0 million at the end of 1996 and consisted of $204.3 million in common stock and additional paid-in capital, offset by the Company's deficit of $77.1 million. Capital stock increased during the year as a result of the issuance of 1,316,240 common shares, at an effective price of $5.85 per share, as part consideration in respect of the Company's acquisition of the additional interest in Technocom and the exercise throughout the year of 312,166 share options and warrants at prices ranging between C$3.50 and US$6.50. The Company's ratio of long-term indebtedness to equity at December 31, 1997 was 104.9% compared with 78.3% at December 31, 1996.


     Corporate overhead, estimated at $8.5 million for 1998, is expected to be funded by a combination of management fees earned at PeterStar and ALTEL, dividends to be declared at ALTEL over the course of 1998 and corporate cash on hand which totaled $5.5 million as of December 31, 1997. The Company's short-term funding requirements also include the $20.0 million equity required to be raised pursuant to the Senior and Revolving Credit Notes discussed above. It is expected that such a financing will be completed later this year with proceeds used to pay off the $15.4 million Revolving Credit Notes with the balance added to corporate working capital.

     With the exception of certain planned capital expenditures in 1998, all of the Company's operating subsidiaries are expected to be self-financing. The Company anticipates its operating subsidiaries will spend approximately $44.2 million by the end of 1998 on telecommunications equipment to expand their networks including $10.0 million within Teleport-TP, $25.0 million within PeterStar, $8.2 million within ALTEL and $1.0 million within BCL. Funding for this capital expenditure program will come primarily from the Company's escrow funds which at year end totaled $33.9 million. The balance will be funded from internally generated funds at the subsidiary level.

     In the long-term, all funding for capital expenditures within the Company's operating subsidiaries is expected to be provided by internally generated funds at the subsidiary level.

     The Company is constantly assessing acquisition opportunities throughout the C.I.S. which would complement and add value to the Company's existing businesses. Should the Company enter into any agreements to acquire or invest in any additional companies operating in the C.I.S., additional debt and equity financing may be required.

     In addition, to the extent that: (i) actual cash flows from operations are below the Company's estimates as a result of lower than expected revenues per line or higher operating costs; or (ii) development costs of the build-out of the PeterStar, ALTEL and Technocom/Teleport-TP networks exceed current estimates, the Company may be required to seek additional debt or equity financing beyond that required above.

     The Company's future cash flows may be adversely affected by the continued volatility in the Russian currency, which may adversely affect the Russian economy. See "Business -- Country Risks -- Economic Risks -- Recent Financial Turmoil." To date, this volatility has not had a material impact on the Company's ability to generate revenues and profits given the fundamental need for quality telecommunications products and services in those markets. However, the Company is unable to assess to what extent the problems affecting the Russian currency, and the effects this may have on the Russian economy, will affect the Company's operating businesses.

     Accordingly, there can be no assurance that the Company's operating businesses may not be adversely affected by these recent developments. Management of the Company believes that, should additional external financing be required for any of the above reasons, such financing will generally be available to the Company from both the private and public equity and debt markets. It is further believed that such financing would be available at a lower cost than historically experienced by the Company, in part, if the proposed transaction whereby News America, a Company with assets in excess of $32.7 billion as of December 31, 1997, would acquire a 38% interest in the Company, is concluded. See "Business -- Recent Developments -- Transactions with Cable & Wireless and News."

     At present, it is not unknown how the proposed investment by News America, if concluded, will affect the Company's current expansion and investment plans. However, the Company does not believe that News America's objectives concerning the development of PLD's businesses will differ materially from those of current management.

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

     In general, the Company's Russian and Kazakh operating businesses are faced with a wide variety of taxes, including property taxes, advertising taxes, road taxes, housing taxes, transport taxes and education taxes. In addition, PeterStar, Technocom and ALTEL are subject to corporate profits taxes of 34%, 35% and 30%, respectively. The tax systems in Russia and Kazakhstan have changed rapidly in recent years and may undergo additional changes, which may have a material adverse effect on the Company.

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

CURRENCY CONTROLS

  THE RUSSIAN FEDERATION

     Exchange Controls. The Russian Federation currently has in place relatively liberal policies regarding hard currency transfers by Russian residents to non-residents. Payments in U.S. Dollars may generally be made freely between Russian residents (which generally includes all Russian companies and citizens resident in Russia) and non-residents (which generally includes non-Russian companies even if they have a representative office or other permanent establishment in Russia) for current currency transactions (generally those where payment is made within 180 days of the provision of goods and services). Payments in U.S. Dollars classified as movements of capital (which generally includes direct investments, portfolio investments, acquisition of real estate and payments made pursuant to loan agreements, or agreements for the lease or sale of goods and services having terms of over 180 days) are subject to licensing by the Central Bank. The Company believes that all of its operating subsidiaries hold, or have applied for and expect eventually to receive, all required Central Bank licenses. The need to apply for Central Bank licenses can be burdensome, because of the substantial documentary and other requirements involved and because of the considerable length of time involved, often running into several months. Failure to apply for the appropriate licenses, or to receive the outstanding licenses could result in fines and penalties. See "Business -- Risk Factors -- Risks Involving the Company -- Currency Controls." Finally, banks in Russia require that certain hard currency transfers be accompanied by a "transaction passport" setting forth that all required tax and regulatory requirements have been followed.

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

     Repatriation. Although Russian law governing foreign investment guarantees foreign investors the right to repatriate their earnings from Russian investments, the Russian exchange control regime, including licensing requirements administered by the Central Bank, may materially affect their ability to do so and may increase the cost of such repatriation. See
"Business -- Risk Factors -- Risks Involving the Company -- Currency Controls."

     Impact upon the Company. In general, the impact on the Company of the Russian exchange controls regime has not been particularly adverse. While no dividends have been paid by any of the operating subsidiaries in Russia, payments of interest and management fees have been made relatively freely. The need to apply for Central Bank licenses for certain types of transactions, and the delays in the receipt of such licenses, has delayed the completion of certain transactions. Additionally, the process of applying for such licenses has been time consuming and expensive. Finally, delays in the receipt of licenses has delayed the time at which the Company can start to realize cashflows from the sale or leasing of assets to its operating subsidiaries in Russia. See "Business -- Risk Factors -- Risks Involving the Company -- Currency Controls -- Currency Licensing Requirements."

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

     Repatriation. Kazakhstan's foreign investment legislation provides that earnings from investments made by foreign investors may be freely repatriated provided that all applicable fees and taxes have been paid. However, the exchange control regime in Kazakhstan may materially affect an investor's ability to do so and may increase the cost of such repatriation. See
"Business -- Risk Factors -- Risks Involving the Company -- Currency Controls."

     Impact upon the Company. The Company has not experienced particular difficulties with the Kazakh exchange control regime. Both dividends and management fees have been received from ALTEL during 1997. While there are paperwork requirements in relation to hard currency transfers, these have not delayed the making of such transfers.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The consolidated financial statements of the Company and its subsidiaries and supplementary data required by this item are attached to this report beginning on page F-1. In addition, the financial statements of NWE Capital (Cyprus) Ltd., Technocom Limited and Wireless Technology Corporations Limited, as pledgees under the terms of the Senior Notes and the Convertible Notes, are attached to this report beginning on page F-38.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

     The following table sets forth certain information with respect to the executive officers and directors of the Company:

    NAME OF DIRECTOR      AGE                               POSITION
    ----------------      ---                               --------
James R.S. Hatt.........  38    Chairman, President and Chief Executive Officer
Dr. Boris Antoniuk......  49    Director and Group Director -- CIS and Russia
Edward Charles Dilley...  59    Director
Simon Edwards...........  35    Director, Senior Vice President and Chief Financial Officer
Gordon Humphrey.........  57    Director
Gennady Kudriavtsev.....  57    Director
Dr. Vladimir Kvint......  48    Director
Julian Rawle............  36    Director
Robert Smith............  60    Director
David M. Stovel.........  49    Director
John Davies.............  51    Deputy Chief Executive Officer and Chief Operating Officer
Alan G. Brooks(1).......  56    Special Projects Director
Conor Carroll...........  31    Vice President, Operations

---------------

(1) Mr. Brooks was an executive officer of the Company, in his role as Chief Operating Officer, through January 31, 1998. It is not expected that he will be considered an executive officer for the remainder of the 1998 fiscal year.

     Set forth below is selected biographical information for the executive officers and directors of the Company.

     James R.S. Hatt has served as a Director of the Company since June 1994, as Chief Executive Officer since January 1995 and as Chairman since June 1995. His career has been exclusively devoted to building telecommunications businesses in developed and emerging companies around the world. Prior to joining the Company, Mr. Hatt worked in a number of senior positions at C&W, involved extensively in privatizations and new business development. From 1988 to January 1995, he was Group Manager for Business Development, Europe, where he was responsible for corporate development activities in Europe, the Middle East, India, the CIS, the Baltic States and Scandinavia.

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

     Edward Charles Dilley has served as a Director of the Company since June 1997. Since January 1996, Mr. Dilley has been Director of Corporate Finance for Cable & Wireless. Prior to joining Cable & Wireless, he was employed by Barclays Bank for 40 years, including in several executive positions. From 1988 to December 1995, he was Business Centre Director for Barclays Bank.

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

     Dr. Vladimir Kvint has served as a Director of the Company since June 1997. He is currently Professor, Management Systems and International Business at Fordham University Graduate School of Business and Adjunct Professor of Management Strategy at the Stern School of Business, New York University. Dr. Kvint is a Full Lifetime Member of the Russian Academy of Natural Sciences. From 1989 until 1995 he was a consultant to Cable & Wireless Executive Chairman, Lord David Young. From 1992 to 1997, he was Director, Emerging Markets for Arthur Andersen LLP. He has published numerous articles and books on emerging Eastern European markets.

     Julian Rawle has served as a Director of the Company since March 1998. He joined Cable & Wireless in April 1995 and is currently the Representative Director of the Cable & Wireless CIS office in Moscow. Prior to joining C&W, Mr. Rawle worked for several international petroleum companies in Russia and Kazakhstan. From 1990 to 1993, he was Business Development Manager -- BP International Lubricants Marketing in Moscow, where he was responsible for setting up BP's first sales office in the former Soviet Union. From 1993 to 1995, he was a Business Development Consultant for Chevron involved in business planning and other projects in Russia and Kazakhstan.

     Robert Smith has served as a Director of the Company since September 1993. He has been President of Newmark Capital Limited ("Newmark"), a private investment and consulting company since 1992. From 1990 to 1992, he was Chief Executive Officer of the First Hungarian Investment Advisory RT. He also serves as Chairman of ALTEL ("ALTEL"), an operating subsidiary of the Company and sits on the boards of other companies including Rogers Cantel Mobile Communications Inc.

     David Stovel has served as a Director of the Company since February 1993. He has been President of Brawley Cathers Limited, an investment bank headquartered in Toronto, Canada since 1987.

     John Davies has served as Deputy Chief Executive Officer of the Company since June 1997 and as Chief Operating Officer of the Company since February 1, 1998. Previously, from 1995 to 1997, he was a director and partner in Beldi & Cie SA providing services to multinational companies and entrepreneurs. From 1987 to 1995, he was one of the founding directors of Financiere Indosuez, a subsidiary of the Suez Group, which was active in cross-border mergers and acquisitions and corporate finance. Prior to that, Mr. Davies served as a business consultant and a vice president for international finance of a privately-owned shipping and commodity trading group.

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

     Conor Carroll has served as Vice President, Operations of the Company since February 1997. From January 1995 until February 1997 he was Vice President, Business Development of the Company. From 1991 to December 1994, Mr. Carroll was Business Development Manager for Cable & Wireless Europe.

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

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth for the years ended December 31, 1997, 1996 and 1995 certain compensation paid by the Company to its Chief Executive Officer and the four other most highly paid executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG TERM
                                                                                         COMPENSATION
                                                         ANNUAL COMPENSATION             ------------
                                               ---------------------------------------    SECURITIES
                                                                        OTHER ANNUAL      UNDERLYING
NAME AND PRINCIPAL POSITION            YEAR    SALARY(1)     BONUS     COMPENSATION(2)     OPTIONS
---------------------------            ----    ---------    --------   ---------------   ------------
James R.S. Hatt                        1997    $390,000     $117,000       $78,000             -0-
Chairman, President and Chief          1996    $290,000     $191,000       $58,000         250,000
Executive Officer                      1995    $220,000     $ 75,000       $44,000         200,000
John Davies                            1997    $175,000(3)  $ 52,500       $17,500         500,000
Deputy Chief Executive Officer and     1996          --           --            --              --
Chief Operating Officer                1995          --           --            --              --
Simon Edwards                          1997    $325,000     $ 97,500       $65,000             -0-
Senior Vice President, Chief           1996    $225,000     $165,000       $45,000         200,000
Financial Officer and Treasurer        1995    $ 43,750     $ 15,000       $ 8,750         150,000
Conor Carroll                          1997    $150,700     $ 45,210       $30,140             -0-
Vice President, Operations             1996    $150,700     $ 90,280       $30,140         150,000
                                       1995    $110,000     $ 14,300       $22,000          50,000
Robert Smith                           1997    $100,000(4)       -0-           -0-             -0-
Chairman of ALTEL                      1996    $145,833(4)       -0-           -0-         100,000
                                       1995    $200,000(4)       -0-           -0-             -0-
Alan G. Brooks                         1997    $200,000     $ 60,000           -0-         150,000
Special Projects Director              1996    $149,500     $ 40,000           -0-             -0-
                                       1995         -0-          -0-           -0-             -0-

---------------

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

(4) Amounts classified as "salary" were paid as a consulting fee to Newmark for the provision of Mr. Smith's services to ALTEL and the Company. See "Item 13 -- Certain Relationships and Related Transactions."

     The following table summarizes stock options granted during 1997 to the persons named in the Summary Compensation Table.

                       OPTION GRANTS IN LAST FISCAL YEAR


                                           PERCENT OF                               POTENTIAL REALIZABLE VALUE
                                              TOTAL                                 AT ASSUMED ANNUAL RATES OF
                                             OPTIONS                               STOCK PRICE APPRECIATION FOR
                                             GRANTED                                      OPTION TERM(1)
                               OPTIONS   TO EMPLOYEES IN   EXERCISE   EXPIRATION   -----------------------------
NAME                           GRANTED        1997          PRICE        DATE           5%              10%
----                           -------   ---------------   --------   ----------   -------------   -------------
James R. S. Hatt.............      -0-           --            --           --              --              --
John Davies..................  500,000        37.0%         $5.25      6/23/07      $1,650,848      $4,183,574
Simon Edwards................      -0-           --            --           --              --              --
Conor Carroll................      -0-           --            --           --              --              --
Robert Smith.................      -0-           --            --           --              --              --
Alan G. Brooks...............  150,000        11.1%         $6.00      4/27/02      $  248,653      $  549,459


---------------

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

      AGGREGATED OPTION EXERCISES IN LAST YEAR AND YEAR-END OPTION VALUES

                                                        NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED
                                                               OPTIONS               IN-THE-MONEY OPTIONS AT
                                                        AT DECEMBER 31, 1997            DECEMBER 31, 1997
                        SHARES ACQUIRED    VALUE     ---------------------------   ---------------------------
NAME                      ON EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                    ---------------   --------   -----------   -------------   -----------   -------------
James R. S. Hatt......      90,000        $222,150     153,333        166,667             0               0
John Davies...........         -0-              --     166,666        333,334        31,250         104,167
Simon Edwards.........      90,000        $250,950     126,666        133,334             0               0
Conor Carroll.........         -0-              --      83,333        116,667             0               0
Robert Smith..........      10,000        $ 21,886     115,833         66,666             0               0
Alan G. Brooks........         -0-              --     150,000            -0-             0              --

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

     See "Item 13 -- Certain Relationships and Related Transactions" for a description of (i) the Company's consulting agreement with Newmark for the provision of services by Robert Smith during 1997, (ii) a description of certain arrangements between the Company and Cable & Wireless and (iii) a description of certain arrangements between the Company, Technocom and Dr. Antoniuk.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Mr. Hatt was on the board of directors of ALTEL during 1997. Until February 1997, Robert Smith, the Chairman of ALTEL, was a member of the Compensation Committee.

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

                                                                      Nasdaq Stock
                                                                         Market             Nasdaq
               Measurement Period                       PLD            Composite      Telecommunications
             (Fiscal Year Covered)                  Telekom Inc.         Index              Index
02/18/93                                                     100.0             100.0              100.0
12/31/93                                                     121.1             117.3              142.0
12/31/94                                                      67.1             113.5              119.2
12/31/95                                                      50.0             158.8              159.9
12/31/96                                                      64.5             194.9              165.7
12/31/97                                                      56.6             237.1              235.2

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

                                                                 NUMBER
                                                               OF SHARES      PERCENT
                                                              BENEFICIALLY       OF
BENEFICIAL OWNER                                                OWNED(1)      CLASS(2)
----------------                                              ------------    --------
Navona Communications Corporation Ltd.(3)...................   10,305,739       30.7%
Princeton Services, Inc.(4).................................    7,013,856       18.2%
BEA Associates(5)...........................................    2,165,000        6.5%
Citibank, N.A.(6)...........................................    1,928,525        5.8%
James R.S. Hatt(7)..........................................      184,333          *
John G. Davies(8)...........................................      166,667          *
Simon Edwards(9)............................................      128,666          *
Alan G. Brooks(10)..........................................      151,500          *
Conor Carroll(11)...........................................       85,833          *
Robert Smith(12)............................................      106,333          *
Dr. Boris Antoniuk(13)......................................    1,326,240
Edward Charles Dilley.......................................           --         --
Gordon Humphrey(8)..........................................       10,000          *
Gennady Kudriavtsev(8)......................................       10,000          *
Dr. Vladimir Kvint(8).......................................       10,000          *
Julian Rawle................................................           --         --
David M. Stovel(8)..........................................       22,500          *
All current directors and executive officers of the Company
  as a group (13 persons)...................................    2,202,072        6.4%

---------------

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

(13) The amount shown includes 1,316,240 shares held by P.S. Marketing & Consultancy Services Limited "P.S. Marketing"), which were issued to P.S. Marketing, at the direction of Elite International Limited ("Elite"), in connection with the November 1997 acquisition by the Company from Elite of additional interests in Technocom. Elite is an Irish company owned by a trust advised by Dr. Antoniuk and the shares of Common Stock are deemed to be beneficially owned by Dr. Antoniuk The amount shown also includes currently exercisable options to purchase 10,000 shares of Common Stock. Elite is the beneficial owner of 10 ordinary shares, par value IRpound sterling 1.00, of Technocom Limited, an Irish corporation and subsidiary of the Company ("Technocom"), representing 5.03% of the outstanding ordinary shares of Technocom. The Company understands that Dr. Antoniuk has the power to exercise the voting rights of the shares of Technocom owned by Elite. None of the other current directors and executive officers of the Company own any ordinary shares of Technocom, in which the Company owns a 80.4% equity interest.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1994 and 1995, Cable & Wireless provided services to and met certain liabilities of the Company. At December 31, 1995, the aggregate amount owed to Cable & Wireless under these arrangements was $1,843,000. These amounts were repaid in 1996.

     The Company entered into an agreement as of January 1, 1995 with Newmark with respect to the provision of the services of Robert Smith as a consultant to the Company and to act as Chairman of ALTEL. The agreement provides for the payment of $100,000 per annum (plus additional amounts depending on the amount of time devoted by Mr. Smith to the affairs of the Company or ALTEL) and is terminable for cause or by either party upon two years notice of termination. In addition, Newmark has the option of terminating the agreement in the event of a change of control of the Company (defined as control of more than 30% of all outstanding voting shares being acquired by any person or persons acting in concert other than Cable & Wireless and its affiliates) and shall be terminated if Mr. Smith shall be removed from the office of Chairman of ALTEL, in which events Newmark shall be entitled to the payment of two years remuneration. In 1997, Newmark received $100,000 with respect to the provision of Mr. Smith's services. Mr. Smith is President of Newmark. In May 1998, the Company and Newmark agreed to terminate the agreement, in exchange for a cash payment of $200,000 from the Company to Newmark. At such time, Mr. Smith resigned as a director of the Company, Chairman of ALTEL and ceased providing consulting services to the Company.

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

     In addition, pursuant to a Service Agreement, dated as of November 26, 1997, with the Company, Dr. Antoniuk has been employed since such date as Group Director -- Russia and CIS, at an annual salary of $50,000. The agreement may be terminated without cause by either party upon six months prior written notice or for cause as specified; provided that, if either party gives notice of termination of employment with the Company, the Company may, in its sole discretion, terminate such employment immediately upon the payment of the lump sum of six months' gross salary. Dr. Antoniuk may also terminate his employment with the Company upon three months prior written notice upon a Change in Control of the Company. Upon termination without cause by the Company or upon termination by Dr. Antoniuk upon a Change of Control, Dr. Antoniuk is to receive as a termination fee an amount equal to two times his then current annual salary from the Company.

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
 10.21    Further Variation Agreement dated as of June 3, 1994 between the Registrant and Navona Communications Corporation Ltd.
          (Exhibit 3(h))(3)
 10.22    Agreement to Purchase Warrants dated July 28, 1994 between the Registrant and Cable & Wireless. (Exhibit 10.25)(4)
 10.23    Option Agreement between Cable and Wireless plc and the
          Registrant dated January 27, 1996. (Exhibit 2(b))(8)
 10.24    Assignment of Receivables between Cable and Wireless plc and
          NWE Capital (Cyprus) Limited dated February 2, 1996.
          (Exhibit 2(d))(8)
 10.25    Agreement dated May 31, 1992 between Tiller International
          Limited and the Registrant. (Exhibit 2(m))(1)
 10.26    Joint Venture Agreement dated as of December 31, 1993
          between Wireless Technology Corporations Limited and
          Kompania Besprovodnye Seti Sviazi. (Exhibit 3(b))(3)
 10.27    Interconnection Agreement dated as of February 4, 1994
          between the Ministry of Communications of the Republic of
          Kazakhstan and ALTEL. (Exhibit 3(d))(3)
 10.28*   Amendment, dated February 28, 1996, to the Interconnection
          Agreement between Kazakhtelekom and ALTEL.
 10.29    Cellular System Equipment Purchase Agreement dated as of May
          4, 1994 between ALTEL and Motorola Inc. (Exhibit 3(k))(3)
 10.30    Cellular System Installation & Optimization Agreement dated as of May 4, 1994 between ALTEL and Motorola Inc. (Exhibit
          3(l))(3)
 10.31    Put and Call Letter Agreement dated as of June 3, 1994
          between the Company and Monogram Telecommunications Limited.
          (Exhibit 3(i))(3)
 10.32    Subscription Agreement dated February 21, 1995 for
          $3,000,000 convertible note issued to the Registrant by
          Monogram. (Exhibit 2(a))(7)
 10.33    Agreement for the Acquisition of Ninety Percent of the
          Issued Share Capital of St. Petersburg Mayorality & Tiller
          dated as of March 7, 1994 among the Registrant, Tiller
          International Limited and Dian A/O. (Exhibit 3(j))(3)
 10.34    Shareholders and Subscription Agreement dated as of November
          3, 1994 between the Registrant, Bradenham Holdings Limited and Strikeland Limited. (Exhibit 2.6)(5)
 10.35    Purchase Agreement between Baltic Communications Limited and the Registrant dated January 27, 1996. (Exhibit 2(a))(8)
 10.36    Share Purchase Agreement dated April 26, 1995 between Lant
          Investments Limited and the Registrant. (Exhibit 2(b))(7)
 10.37    Escrow Agreement among the Registrant, Lant Investments
          Limited and Montreal Trust Company of Canada. (Exhibit
          2(c))(7)
 10.38    Registration Rights Agreement dated as of April 26, 1995
          between the Registrant and Lant Investments Limited.
          (Exhibit 2(d))(7)
 10.39    Side letter between the Registrant and Baltic Communications
          Limited dated January 27, 1996. (Exhibit 2(c))(8)
 10.40    Share Sale and Purchase Agreement dated November 2, 1994
          between the Registrant and Plicom Limited. (Exhibit 2.3)(4)
 10.41    Form of Subscription and Shareholder Agreement between the
          Registrant, Plicom Limited, Elite International Limited and
          Technocom Limited. (Exhibit 2.4)(6)
 10.42*   Amendment, dated November 26, 1997, to Subscription and
          Shareholder Agreement between the Registrant, Plicom
          Limited, Elite International Limited and Plicom Limited.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.43    Form of Deed of Covenant between the Registrant and Plicom
          Limited. (Exhibit 2.5)(4)
 10.44    Form of Put and Call Option Agreement dated November 4, 1994 between the Company and Plicom Limited. (Exhibit 10.20)(4)
 10.45    Form of Put and Call Option Agreement dated November 4, 1994 between the Registrant and Elite International Limited.
          (Exhibit 10.21)(4)
 10.46*   Amendment, dated November 26, 1997, to Put and Call Option
          Agreement between the Registrant and Plicom Limited.
 10.47*   Amended and Restated Put and Call Option Agreement, dated
          November 26, 1997, between the Registrant and Elite
          International Limited.
 10.48*   Share Purchase Agreement, dated November 26, 1997, among the
          Registrant, Technocom Limited, Plicom Limited and Mark
          Klabin.
 10.49*   Share Purchase Agreement, dated November 26, 1997, among the
          Registrant, Technocom Limited and Elite International
          Limited.
 10.50*   Securities Sale and Purchase Agreement between the
          Registrant and Redford Limited relating to SPMMTS.
 10.51    Agreement for Lease dated as of April 27, 1994 between the
          Registrant and The Scottish Life Assurance Company. (Exhibit
          3(o))(3)
 10.52*   Sublease, dated June 4, 1997, between the Registrant and The
          Seiko Corporation of America.
 10.53    License Granted to ALTEL for the Operation of a Cellular
          Telecommunication System Providing Mobile
          Radiocommunications Services dated as of February 4, 1994.
          (Exhibit 3(c))(3)
 10.54    License No. 2463 issued to MTR-Sviaz dated September 21,
          1995 (Russian). (Exhibit 2(f))(8)
 10.55    License No. 4904 issued by the RSCC to PeterStar Company
          Limited for the provision of local, national and
          international telecommunications services via a dedicated
          network. (Exhibit 10.3)(10)
 10.56    License No. 4274 issued by the RSCC to PeterStar Company
          Limited for the provision of local and intercity telephone communications services. (Exhibit 10.4)(10)
 10.57    License No. N4199 issued by the RSCC to Teleport-TP for the provision of local and international telephone
          communications. (Exhibit 10.5)(10)
 10.58    License No. N4207 issued by the RSCC to Teleport-TP for the provision of international telecommunication services via
          dedicated network. (Exhibit 10.6)(10)
 10.59    License No. N4437 issued by the RSCC to Teleport-TP for the provision of international leased lines and circuits for the transmission of television signals. (Exhibit 10.7)(10)
 10.60    License No. 3654 issued to Teleport-TP for providing data
          transmission services. (Exhibit (2(e))(8)
 21*      List of Subsidiaries.
 23.1**   Consent of KPMG Peat Marwick LLP.
 23.2**   Consent of KPMG.
 23.3**   Consent of KPMG.
 23.4**   Consent of KPMG.
 23.5**   Consent of KPMG.


---------------
   * Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Commission on March 31, 1998.

  ** Filed herewith.

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

 (7) Filed as an Exhibit to the Company's Annual Report on Form 20-F for the year ended December 31, 1994.

 (8) Filed as an Exhibit to the Company's Annual Report on Form 20-F for the year ended December 31, 1995.

 (9) Filed as an Exhibit to the Company's Current Report on Form 8-K dated March 7, 1997.

(10) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on July 22, 1998.


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


                     SIGNATURE                                      TITLE                      DATE
                     ---------                                      -----                      ----

                /s/ BORIS ANTONIUK                   Director                              July 22, 1998
---------------------------------------------------
                  Boris Antoniuk

             /s/ EDWARD CHARLES DILLEY               Director                              July 22, 1998
---------------------------------------------------
               Edward Charles Dilley

                 /s/ SIMON EDWARDS                   Director and Chief Financial Officer  July 22, 1998
---------------------------------------------------    (Principal Financial Officer)
                   Simon Edwards

                /s/ JAMES R.S. HATT                  Director, President and Chief         July 22, 1998
---------------------------------------------------    Executive Officer (Principal
                  James R.S. Hatt                      Executive Officer)

                /s/ GORDON HUMPHREY                  Director                              July 22, 1998
---------------------------------------------------
                  Gordon Humphrey

              /s/ GENNADY KUDRIATSEV                 Director                              July 22, 1998
---------------------------------------------------
                Gennady Kudriatsev

                /s/ VLADIMIR KVINT                   Director                              July 22, 1998
---------------------------------------------------
                  Vladimir Kvint

              /s/ I. MARTIN POMPADUR                 Director                              July 22, 1998
---------------------------------------------------
                I. Martin Pompadur

                 /s/ JULIAN RAWLE                    Director                              July 22, 1998
---------------------------------------------------
                   Julian Rawle

                 /s/ DAVID STOVEL                    Director                              July 22, 1998
---------------------------------------------------
                   David Stovel

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

                          INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
PLD Telekom Inc.:

     We have audited the accompanying consolidated balance sheet of PLD Telekom Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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


     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PLD Telekom Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


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


KPMG

Chartered Accountants

Toronto, Canada
March 21, 1997

                                PLD TELEKOM INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                1997        1996
                                                              --------    --------
                                     ASSETS
Current assets:
  Cash and cash equivalents (note 7)........................  $ 17,256    $ 40,674
  Trade receivables, net of allowance of $3,226 and $1,986,
     respectively...........................................    17,078      10,528
  Other receivables and prepaids............................     8,615       3,522
  Inventory.................................................     2,802       1,840
  Due from related parties (note 13(c)).....................     6,320       4,408
                                                              --------    --------
          Total current assets..............................    52,071      60,972
Escrow funds (note 9).......................................    33,868      40,984
Property and equipment, net (note 4)........................   134,998      93,039
Telecommunications licenses (note 3), net of amortization of
  $26,294 and $18,640, respectively.........................    78,837      72,310
Due from related parties (note 13(c)).......................     3,011          --
Other investments (note 5)..................................     7,036      24,094
Other assets (note 6).......................................    25,765      14,958
                                                              --------    --------
          Total assets......................................  $335,586    $306,357
                                                              ========    ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Bank indebtedness (note 7)................................        --      15,829
  Short-term borrowings (note 8)............................    20,320          --
  Accounts payable..........................................    13,597      17,781
  Accrued liabilities.......................................     5,750       3,126
  Due to related parties (note 13(d)).......................     5,336       4,039
  Deferred revenues.........................................     3,128       1,078
  Customer deposits.........................................     3,070       1,644
  Other current liabilities.................................     2,256       3,241
                                                              --------    --------
          Total current liabilities.........................    53,457      46,738
                                                              --------    --------
Long-term debt (note 9).....................................   133,516     107,954
Minority interest...........................................    21,382      13,711
Commitments and contingencies (note 14)
Shareholders' equity (notes 9 and 10):
  Preferred stock, par value $.01 per share in 1997 and no
     par value in 1996. Authorized 100,000,000 shares in
     1997 and unlimited number of shares in 1996; issued and
     outstanding 446,884 shares.............................         4          31
  Common stock, par value $.01 per share in 1997 and no par
     value in 1996. Authorized 100,000,000 shares in 1997
     and unlimited number of shares in 1996; issued and
     outstanding 33,324,290 shares in 1997 and 31,696,034
     shares in 1996.........................................       333     180,878
  Additional paid-in capital................................   204,007      13,592
  Accumulated deficit.......................................   (77,113)    (56,547)
                                                              --------    --------
          Total shareholders' equity........................   127,231     137,954
                                                              --------    --------
          Total liabilities and shareholders' equity........  $335,586    $306,357
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                                PLD TELEKOM INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                         1997           1996           1995
                                                      -----------    -----------    -----------
Revenues:
  Telecommunications (note 13(a))...................  $   112,468    $    60,562    $    27,686
  Finance lease income..............................        1,956          1,404          1,434
                                                      -----------    -----------    -----------
                                                          114,424         61,966         29,120
Direct costs........................................       39,186         21,709         10,382
                                                      -----------    -----------    -----------
          Gross profit..............................       75,238         40,257         18,738
                                                      -----------    -----------    -----------
Operating expenses:
  General and administrative........................       38,716         24,791         18,168
  Depreciation......................................       10,433          5,226          3,837
  Amortization......................................        7,867          4,883          4,659
  Taxes other than income taxes.....................        6,204          2,490          1,220
                                                      -----------    -----------    -----------
          Total operating expenses..................       63,220         37,390         27,884
                                                      -----------    -----------    -----------
          Operating income/(loss)...................       12,018          2,867         (9,146)
Other income/(expense):
  Share of loss from equity investments, after
     amortization of licenses of $2,477 and $1,528
     in 1996 and 1995, respectively.................         (537)        (2,692)        (1,555)
  Interest and other income.........................        3,614          4,859          2,066
  Interest expense..................................      (17,846)        (9,973)          (957)
  Amortization of deferred financing costs..........       (1,152)          (684)            --
  Foreign exchange loss.............................         (274)          (648)          (443)
  Gain/(loss) on disposal of investments and
     property and equipment.........................          749             --           (915)
  Provision for amounts due from a shareholder of
     PeterStar (note 13(e)).........................           --             --         (2,490)
                                                      -----------    -----------    -----------
          Loss before income taxes and minority
            interest................................       (3,428)        (6,271)       (13,440)
Income taxes (note 11)..............................        7,739          3,669          1,490
                                                      -----------    -----------    -----------
       Loss before minority interest................      (11,167)        (9,940)       (14,930)
Minority interest...................................        9,399          2,521            551
                                                      -----------    -----------    -----------
          Net loss..................................  $   (20,566)   $   (12,461)       (15,481)
                                                      ===========    ===========    ===========
Net loss per common share:
  Basic.............................................  $     (0.64)   $     (0.39)   $     (0.49)
                                                      ===========    ===========    ===========
  Diluted...........................................  $     (0.64)   $     (0.39)   $     (0.49)
                                                      ===========    ===========    ===========
Weighted average common shares outstanding..........   32,061,070     31,579,201     31,314,662
                                                      ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                                PLD TELEKOM INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                          PREFERRED STOCK         COMMON STOCK
                                          ----------------   ----------------------
                                          NUMBER               NUMBER                 ADDITIONAL
                                            OF                   OF                    PAID-IN     ACCUMULATED
                                          SHARES    AMOUNT     SHARES      AMOUNT      CAPITAL       DEFICIT      TOTAL
                                          -------   ------   ----------   ---------   ----------   -----------   -------
Balance at January 1, 1995..............  446,884    $ 31    30,012,214   $ 173,034         --       (28,605)    144,460
Conversion of Series VIII preferred
  shares................................       --      --     1,110,000       4,886         --            --       4,886
Issuance of shares for CPY Yellow Pages
  Limited (note 3(f))...................       --      --       368,820       1,900         --            --       1,900
Exercise of warrants and options........       --      --        16,000          67         --            --          67
Net loss for the year...................       --      --            --          --         --       (15,481)    (15,481)
                                          -------    ----    ----------   ---------    -------       -------     -------
Balance at December 31, 1995............  446,884      31    31,507,034     179,887         --       (44,086)    135,832
Exercise of options.....................       --      --       189,000         991         --            --         991
Issuance of warrants (note 9)...........       --      --            --          --     13,592            --      13,592
Net loss for the year...................       --      --            --          --         --       (12,461)    (12,461)
                                          -------    ----    ----------   ---------    -------       -------     -------
Balance at December 31, 1996............  446,884      31    31,696,034     180,878     13,592       (56,547)    137,954
Increase in par value from none to $.01
  (note 10).............................       --      --            --    (180,561)   180,561            --          --
Change in par value of preferred stock
  (note 10).............................       --     (27)           --          --         27            --          --
Common stock cancellations..............       --      --          (150)         --         --            --          --
Exercise of options and warrants........       --      --       312,166           3      1,736            --       1,739
Issuance of shares (note 3(c))..........       --      --     1,316,240          13      7,668            --       7,681
Issuance of warrants (note 8(a))........       --      --            --          --        423            --         423
Net loss for the year...................       --      --            --          --         --       (20,566)    (20,566)
                                          -------    ----    ----------   ---------    -------       -------     -------
Balance at December 31, 1997............  446,884    $  4    33,324,290   $     333    204,007       (77,113)    127,231
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
                                                              ========    =======    =======
Supplementary disclosures:
  Non-cash investing and financing activities:
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

     The consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in affiliates in which the Company has significant influence, but does not exercise control, are accounted for under the equity method. Investments of the Company over which significant influence is not exercised are carried under the cost method.

  (b) Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 1997 and 1996, the Company's cash equivalents consist of term deposits of approximately $7.2 million and $4.2 million, respectively.

  (c) Investments

     Management determines the appropriate classification of its investments at the time of purchase and classifies them as trading, available-for-sale or held-to-maturity in accordance with the provisions of Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 1997 and 1996, the Company's investments which are held in escrow consist of U.S. Treasury Bonds with a carrying value of $33.9 million and $41.0 million, respectively, and have been classified as available-for-sale. In accordance with SFAS 115, the Company carries their available-for-sale investments at fair value, with unrealized gains and losses reported as a separate line item in shareholders' equity. Due to the short maturity period (1997 -- maturing on January 7, 1998 and 1996 -- maturing on January 5, 1997), the carrying value of these investments approximates its fair market value at December 31, 1997 and 1996.

                                PLD TELEKOM INC.

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

  (f) Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Telecommunications equipment.............................  10 years
Buildings................................................  28.5 years
Leasehold improvements...................................  10 years
Office furniture and equipment (including computer
  equipment).............................................  3 - 5 years

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

                                PLD TELEKOM INC.

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

  (k) Net Loss Per Common Share

     The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," on December 31, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and supersedes Accounting Principles Board ("APB") Opinion No. 15, "Earnings per Share." SFAS No. 128 also requires dual presentation of basic and diluted EPS for complex capital structures on the face of the consolidated statements of operations. Basic EPS is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options, at the beginning of the period being reported on. Per share amounts for 1996 and 1995 have been retroactively restated to give effect to SFAS 128 and were not different from EPS measured under APB No. 15.

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

                                PLD TELEKOM INC.

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

(3) BUSINESSES AND ACQUISITIONS

     The Company's key interests at December 31, 1997 include a 60% equity interest in PeterStar Company Limited ("PeterStar"); a 50% equity interest in BECET International ("BECET"); and an approximate 80% equity interest in Technocom Limited ("Technocom"), which holds an approximate 49% equity interest in Teleport-TP ("Teleport-TP"). The Company also owns 100% of Baltic Communications Limited ("BCL") and 100% of CPY Yellow Pages Limited ("Yellow Pages").

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

     In addition, on November 26, 1997, the Company restructured certain "put and call" arrangements with the other two shareholders of Technocom. Under these arrangements, as originally structured, the remaining ordinary shares of Technocom held by these shareholders (29 shares, or approximately 14.6% of the total ordinary shares outstanding, and 10 shares, or approximately 5% of the total ordinary shares outstanding) were to have been independently valued in 1999 and the Company had the right to call, and the other two shareholders had the right to put, their respective interests at the per share value established by the valuation. The arrangements were restructured as a part of the transaction whereby PLD acquired an additional interest in Technocom from such shareholders, and PLD requested, and the shareholders agreed to, such restructuring in consideration for PLD agreeing to acquire part of their interests.

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

     Both of the other two shareholders of Technocom provide services to Technocom and PLD under management contracts with Technocom (see note 13).

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

                                PLD TELEKOM INC.

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

                                PLD TELEKOM INC.

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

                                PLD TELEKOM INC.

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

                                PLD TELEKOM INC.

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

     Future minimum lease payments receivable from MTR-Sviaz, by year and in the aggregate, are as follows:

                                                             (IN THOUSANDS)
                                                             --------------
1998.......................................................      $2,530
1999.......................................................       2,530
2000.......................................................       1,704
2001.......................................................         547
2002.......................................................         547
Thereafter.................................................       1,958
                                                                 ------
          Total minimum lease payments.....................       9,816
Amounts representing interest..............................       5,324
                                                                 ------
  Present value of minimum lease payments..................      $4,492
                                                                 ======

(6) OTHER ASSETS

     Other assets at December 31, 1997 and 1996 consist of the following:

                                                            1997       1996
                                                           -------    -------
                                                             (IN THOUSANDS)
Goodwill, net of accumulated amortization of $574 and
  $359...................................................  $12,709      1,796
Deferred financing costs, net of accumulated amortization
  of $1,836 and $684.....................................    7,811      8,540
Deferred charges.........................................      861        700
Other....................................................    4,384      3,922
                                                           -------    -------
                                                           $25,765    $14,958
                                                           =======    =======

                                PLD TELEKOM INC.

(7) CASH AND CASH EQUIVALENTS AND BANK INDEBTEDNESS

     The Company's cash and cash equivalents at December 31, 1997 and 1996 consist of the following:

                                                            1997       1996
                                                           -------    -------
                                                             (IN THOUSANDS)
Cash and cash equivalents on deposit:
  In Russia and Kazakhstan...............................  $ 7,611    $ 5,210
  Outside Russia and Kazakhstan..........................    9,645     10,935
Term deposits (interest bearing), restricted to secure
  bank loan of Technocom.................................       --      9,000
Term deposits (interest bearing), restricted to secure
  overdraft balances and accounts payable of Technocom...       --     15,529
                                                           -------    -------
                                                           $17,256    $40,674
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

(8) SHORT-TERM BORROWINGS

     The Company's short-term borrowings at December 31, 1997 and 1996 consist of the following:

                                                           1997        1996
                                                          -------    --------
                                                            (IN THOUSANDS)
12% Revolving Credit Notes..............................  $15,420          --
Note payable............................................    4,000          --
Bank loan facility......................................      900          --
                                                          -------    --------
                                                          $20,320          --
                                                          =======    ========

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

                                PLD TELEKOM INC.

     The Company may become obligated to issue additional warrants to the holders in the event that certain amortization payments are not made in accordance with the agreement or if the Notes are not paid in full at maturity. Additionally, in the event that the Notes are not paid in full at maturity, all warrants issued and issuable carry an exercise price of $.01 per share.

  (b) Note Payable

     Note payable at December 31, 1997 consists of a promissory note issued to Scientific Atlanta, Inc. ("Scientific Atlanta") on June 10, 1997. The promissory note, in settlement of equipment and services, is due on June 10, 1998. This note was discounted to West Merchant Bank at a rate of approximately 7.84%. The Company's weighted average interest rate for the note payable is approximately 8.45%.

  (c) Bank Loan Facility

     In December 1997, PeterStar entered into a $2.0 million, one-year loan facility with BNP Dresdner Bank for the purchase of telecommunications equipment. Interest is charged on borrowed amounts at three-month LIBOR plus 2.5% per annum.

     The amount borrowed on the loan facility at December 31, 1997 was $900,000.

(9) LONG-TERM DEBT

     The Company's long-term debt at December 31, 1997 and 1996 consists of the following:

                                                           1997        1996
                                                         --------    --------
                                                            (IN THOUSANDS)
14% Senior Discount Notes..............................  $ 95,714    $ 81,454
9% Convertible Subordinated Notes......................    26,500      26,500
Supplier financing.....................................    11,302          --
                                                         --------    --------
          Total........................................  $133,516    $107,954
                                                         ========    ========

  (a) 14% Senior Discount Notes and 9% Convertible Subordinated Notes.

     On June 12, 1996, the Company completed a $149.5 million private placement consisting of: (i) 123,000 Units consisting of $123.0 million 14% Senior Discount Notes ("Senior Notes") due 2004 and ten-year Warrants to purchase a total of 4,182,000 shares of common stock at a price of $6.60 per share; and
(ii) $26.5 million 9% Convertible Subordinated Notes ("Convertible Notes") due 2006, convertible into common stock of the Company at a price of $6.90 per share.

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

                                PLD TELEKOM INC.

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

  (b) Supplier Financing

     Amounts payable under the terms of the long-term installment purchase agreements are as follows (see notes 4 and 7):

YEAR                                                 AMOUNT
----                                             --------------
                                                 (IN THOUSANDS)
1999...........................................     $ 4,616
2000...........................................       3,864
2001...........................................       2,795
2002...........................................       2,361
Thereafter.....................................          --
                                                    -------
                                                    $13,636
Less: amounts representing interest............       2,334
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
                                                                 ===       ===

     In addition, the capital stock was also changed from an unlimited number of preferred shares issuable in series to 100,000,000 preferred shares with a par value of $.01 per share issuable in series. As a result of the change in par value, the preferred stock has been reflected at its par value in the 1997 consolidated financial statements.

                                PLD TELEKOM INC.

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
                                             ========    ========    ========

     The provision for income taxes, which relates substantially to current income taxes in the Company's Russian and Kazakh businesses, differs from the United States (34% -- February 28, 1997 onwards) and

                                PLD TELEKOM INC.

Canadian (44% -- January 1, 1995 to February 27, 1997) Federal and state/provincial statutory tax rates as follows:

                                                 1997       1996       1995
                                                -------    -------    -------
                                                       (IN THOUSANDS)
Provision for income taxes at statutory
  rates.......................................  $(1,166)   $(2,760)   $(5,913)
Add/(deduct) the tax effect of:
  Non-deductible amortization of licenses and
     goodwill.................................    2,561      3,238      2,720
  Other non-deductible expenses...............    2,273      1,753      1,010
  Concessions on capital expenditures.........   (3,854)    (1,000)        --
  Differences in Russian and Kazakh statutory
     tax rates................................     (210)    (1,696)      (350)
  Change in valuation allowance related to
     deferred tax assets......................    8,135      4,134      4,023
                                                -------    -------    -------
       Provision for income tax...............  $ 7,739    $ 3,669    $ 1,490
                                                =======    =======    =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:

                                                           1997        1996
                                                         --------    --------
                                                            (IN THOUSANDS)
Deferred tax assets:
  Share issue costs....................................  $     --    $  2,150
  Operating loss carryforwards.........................     8,929      16,200
  Capital loss carryforwards...........................        --       8,400
  Expenses not yet deducted for Russian and Kazakh tax
     purposes..........................................    18,646       3,760
                                                         --------    --------
                                                           27,575      30,510
Less: valuation allowance..............................    (8,246)    (29,350)
                                                         --------    --------
       Net deferred tax assets.........................    19,329       1,160
Deferred tax liabilities:
       Debt issue costs................................    (1,160)     (1,160)
       Expenses not currently deducted for book
          purposes.....................................      (705)         --
       Tax on revenues not yet realized for Russian tax
          purposes.....................................   (17,464)         --
                                                         --------    --------
Deferred tax liabilities...............................   (19,329)     (1,160)
                                                         --------    --------
                                                         $     --    $     --
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

                                PLD TELEKOM INC.

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

     Pursuant to the Plan, the Company's Board of Directors may grant stock options, stock appreciation rights, restricted stock and performance units to directors, officers and key employees of, and certain consultants and advisors to, the Company and its subsidiaries. The Plan is administered by a committee of the Board of Directors of the Company consisting solely of "outside directors' and to date awards under the Plan have been limited to stock options.

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

     The following table summarizes information about the stock options outstanding at December 31, 1997:

                            OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                  ---------------------------------------    ------------------------
                                  WEIGHTED-
                    NUMBER         AVERAGE      WEIGHTED       NUMBER       WEIGHTED-
   RANGE OF       OUTSTANDING     REMAINING      AVERAGE     EXERCISABLE     AVERAGE
   EXERCISE           AT         CONTRACTUAL    EXERCISE         AT         EXERCISE
    PRICES         12/31/97         LIFE          PRICE       12/31/97        PRICE
   --------       -----------    -----------    ---------    -----------    ---------
$ 5.06 -  6.00     1,453,334      8.4 years      $ 5.30         688,332      $ 5.45
 6.10 -  6.69..      526,500     3.3               6.28         308,499        6.27
 7.77 -  8.02..      643,000     3.3               7.99         251,000        7.99
10.12 - 11.38..      147,500     1.0              10.92         147,500       10.92
                   ---------                                  ---------
                   2,770,334                                  1,395,331
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

     (d) Amounts due to related parties at December 31, 1997 include a loan due to the minority shareholder of Teleport-TP in the amount of $477,000, trade payables of Teleport-TP in the amount of $3.2 million due to a company controlled by one of the minority shareholders of Technocom, carrier charges of $817,000 due to the other shareholder of BECET, a loan due to a company controlled by a minority shareholder of Technocom in the amount of $336,000, payments due to MTR-Sviaz for telephone services and connection charges in the amount of $292,000, and an amount due to a company controlled by one of the minority shareholders of Technocom for equipment received from them in the amount of $204,000.

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

     In 1997, Technocom paid a total of $220,833 pursuant to two management contracts with its two minority shareholders for provision of the services of two directors of Technocom.

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

                                PLD TELEKOM INC.

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

(15) CANADIAN ACCOUNTING PRINCIPLES

     These consolidated financial statements have been prepared in accordance with U.S. GAAP which, in the case of the Company, conform with Canadian GAAP, except as follows:

     (a) Net loss for the years ended December 31:

                                               1997        1996        1995
                                             --------    --------    --------
                                                      (IN THOUSANDS)
Net loss for the year, as reported.........  $(20,566)   $(12,461)   $(15,481)
Non-cash interest on Convertible Notes.....      (508)       (252)         --
                                             --------    --------    --------
Net loss for the year under Canadian
  GAAP.....................................  $(21,074)   $(12,713)   $(15,481)
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

                                PLD TELEKOM INC.

     (b) The following non-cash investing and financing activities would be included in the consolidated statements of cash flows under Canadian GAAP.

                                                1997        1996       1995
                                              --------    --------    -------
                                                      (IN THOUSANDS)
Investing:
  Investment in Yellow Pages................  $     --    $     --    $(1,900)
  Investment in BECET.......................        --          --         --
  Capital expenditures......................   (11,302)         --         --
  Investments in Technocom..................    (7,681)         --         --
Financing:
  Issue of common shares....................     7,681          --      6,786
  Conversion of preferred shares............        --          --     (4,886)
  Supplier financing........................    11,302          --         --
  Recapitalization of PeterStar.............     4,012          --         --
  Due from related party....................    (4,012)         --         --

(16) CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of selected quarterly financial data for the years ended December 31, 1997 and 1996:

                                               1997 QUARTERS ENDED
                                --------------------------------------------------
                                MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                --------    -------    ------------    -----------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenues............  $23,891     $26,389      $29,534         $34,610
Operating income..............    2,481       2,634        2,872           4,031
Interest and other income.....    1,394       1,260          625             335
Interest expense..............   (4,269)     (4,120)      (4,457)         (5,000)
Income taxes..................    1,074       2,366        2,048           2,251
Minority interest.............    1,766       1,457        1,391           4,785
Net loss for the period.......   (4,342)     (3,725)      (5,377)         (7,122)
                                =======     =======      =======         =======
Net loss per common share.....  $ (0.14)    $ (0.12)     $ (0.17)        $ (0.22)
                                =======     =======      =======         =======

     Minority interest for the fourth quarter of 1997 includes $2.1 million in connection with the settlement reached with the minority shareholders of PeterStar (see note 14(a)).

                                               1996 QUARTERS ENDED
                                --------------------------------------------------
                                MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                --------    -------    ------------    -----------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenues............  $10,184     $13,478      $17,011         $21,293
Operating income/(loss).......     (987)      1,897        1,782             175
Interest and other income.....      855       1,075        1,263           1,666
Interest expense..............     (296)     (1,683)      (3,861)         (4,133)
Income taxes..................      828         526        1,764             551
Minority interest.............       97         434        1,118             872
Net loss for the period.......   (1,623)       (808)      (4,758)         (5,272)
                                =======     =======      =======         =======
Net loss per common share.....  $ (0.05)    $ (0.03)     $ (0.15)        $ (0.16)
                                =======     =======      =======         =======

                                PLD TELEKOM INC.

     Operating revenues and direct costs in the fourth quarter of 1996 include $3.0 million in connection with a barter agreement with an indirect minority shareholder of PeterStar (see note 13(a)).

(17) OPERATIONS BY GEOGRAPHIC AREA

     A summary of the Company's operations by geographic region is as follows:


                                                                1997      1996      1995
                                                              --------   -------   -------
                                                                     (IN THOUSANDS)
Revenues:
  Russia....................................................  $ 84,412    42,661    19,780
  Kazakhstan................................................    30,012    19,305     9,340
  North America.............................................        --        --        --
                                                              --------   -------   -------
          Total.............................................  $114,424    61,966    29,120
                                                              ========   =======   =======
Income/(loss) before income taxes and minority interest
  Russia....................................................  $ 21,603     9,615     3,943
  Kazakhstan................................................    10,132     4,943      (636)
  North America.............................................   (35,163)  (20,829)  (16,747)
                                                              --------   -------   -------
          Total.............................................  $ (3,428)   (6,271)  (13,440)
                                                              ========   =======   =======



                                                                1997      1996
                                                              --------   -------
                                                                (IN THOUSANDS)
Identifiable assets:
  Russia....................................................  $216,107   170,139
  Kazakhstan................................................    58,249    54,784
  North America.............................................    61,230    81,434
                                                              --------   -------
          Total.............................................  $335,586   306,357
                                                              ========   =======


(18) CONSOLIDATING FINANCIAL INFORMATION

     NWE Cyprus, WTC, BCL, PLD Asset Leasing Limited ("PLD Asset Leasing") and PLD Capital Limited ("PLD Capital") (collectively, the "Subsidiary Guarantors") have guaranteed the Senior Notes and the Convertible Notes described in note 9. The following consolidating balance sheets as of December 31, 1997 and 1996 and consolidating statements of operations and cash flows for each of the years in the three-year period ended December 31, 1997, depict the financial position and results of operations and cash flows for the Company, presented using the equity method of accounting for its subsidiaries, the combined Subsidiary Guarantors, presented using the equity method of accounting, and the combined non-guarantor subsidiaries together with consolidating eliminations to arrive at the consolidated balance sheets, statements of operations and cash flows of the Company and its subsidiaries. Each of the Subsidiary Guarantors are wholly owned and their guarantees are full, unconditional and joint and several. Ownership of all other significant subsidiaries and their holdings are more fully described in note 3.

     NWE Cyprus and WTC are holding companies and have no operations independent of their subsidiaries. PLD Asset Leasing and PLD Capital are special purpose holding companies incorporated in Cyprus which lease equipment to non-guarantor subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented because they are not material to investors.

     There can be no assurance that guarantees by the Subsidiary Guarantors can be enforced easily, if at all. Each of such companies are incorporated in jurisdictions which are outside the United States. Persons seeking to enforce those guarantees may therefore need to do so outside the United States. The need to bring enforcement actions in such other jurisdictions, and to comply with the laws of those jurisdictions in relation thereto, may significantly complicate, delay or limit enforcement of such guarantees.

                                PLD TELEKOM INC.

     In addition, the ability to enforce an "upstream" guarantee (or guarantee by a subsidiary of a parent's obligations) is subject to some uncertainty not only in the United States but also other applicable jurisdictions such as Cyprus and Russia, and may well be subject to similar uncertainty in other jurisdictions where such guarantee may be sought to be enforced against any Subsidiary Guarantor. Efforts have been made to minimize the effect of any possible invalidity of the guarantees by limiting the extent to which they may be enforced against a Subsidiary Guarantor to such amounts which will not render the guarantees void, voidable or unenforceable, and, in the case of PLD Asset Leasing and PLD Capital Limited, by limiting the activities of each such subsidiary to its leasing, selling or investing operations and in the case of PLD Asset Leasing, PLD Capital and NWE Cyprus by limiting the activities of each such subsidiary to incur indebtedness. However, there can be no assurance that such efforts have been successful.

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

     Finally, the ability of a foreign claimant to enforce a judgment or arbitral award obtained in respect of a guarantee outside those jurisdictions in which the Subsidiary Guarantors are incorporated may be limited. For example, some jurisdictions (i.e., Russia) generally only recognize foreign judgments or arbitral awards pursuant to bilateral or multilateral treaty arrangements. In addition, the local courts may have limited experience in the enforcement of foreign judgments. The possible need to re-litigate in the jurisdiction in which a Subsidiary Guarantor is located a judgment or arbitral award obtained elsewhere in respect of its guarantee may significantly delay the enforcement of such judgment or award.

     There are no restrictions in the charter or other foundation documents of the Subsidiary Guarantors which restrict their ability to pay dividends, and each of such companies is a wholly owned, direct or indirect, subsidiary of the Company. However, each such company's ability to pay dividends may be affected, from time to time, by: (i) their own ability to generate sufficient cash from their operations; (ii) the level of taxation, particularly corporate profits and withholding taxes, in the jurisdictions in which they operate and (iii) exchange controls and currency repatriation restrictions in effect in the jurisdictions in which they operate.

                            CONSOLIDATING SCHEDULES

                          CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      NON-
                                                     SUBSIDIARY    GUARANTOR
                                                     GUARANTORS   SUBSIDIARIES
                                           PARENT    (COMBINED)    (COMBINED)    ELIMINATIONS   CONSOLIDATED
                                           -------   ----------   ------------   ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents..............    5,513        241         11,502             --        17,256
  Trade receivables, net of allowance....       --      1,239         15,839             --        17,078
  Other receivables and prepaids.........    1,220        168          7,227             --         8,615
  Inventory..............................       --        214          2,588             --         2,802
  Due from related parties...............    1,600         --          4,720             --         6,320
                                           -------    -------        -------       --------       -------
          Total current assets...........    8,333      1,862         41,876             --        52,071
                                           -------    -------        -------       --------       -------
Escrow funds.............................   33,868         --             --             --        33,868
Intercompany investments and advances....  210,844    148,295            610       (359,749)           --
Property and equipment, net..............      191      6,181        129,780         (1,154)      134,998
Telecommunications licenses, net of
  amortization...........................       --         --          2,627         76,210        78,837
Due from related parties.................    3,011         --             --             --         3,011
Other investments........................    3,000      7,384          4,036         (7,384)        7,036
Other assets.............................   11,971      2,846            803         10,145        25,765
                                           -------    -------        -------       --------       -------
          Total assets...................  271,218    166,568        179,732       (281,932)      335,586
                                           -------    -------        -------       --------       -------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank indebtedness......................       --         --             --                           --
  Short-term borrowings..................   19,420         --            900             --        20,320
  Accounts payable.......................    1,224      1,861         10,512             --        13,597
  Accrued liabilities....................      371         34          5,495           (150)        5,750
  Due to related parties.................       --         --          6,394         (1,058)        5,336
  Deferred revenues......................       --         --          3,128             --         3,128
  Customer deposits......................       --         --          3,070             --         3,070
  Other current liabilities..............      758        283          1,258            (43)        2,256
                                           -------    -------        -------       --------       -------
          Total current liabilities......   21,773      2,178         30,757         (1,251)       53,457
                                           -------    -------        -------       --------       -------
Long-term debt...........................  122,214         --         11,302             --       133,516
Intercompany payables....................       --     45,949         36,250        (82,199)           --
Minority interest........................       --         --             --         21,382        21,382
Commitments and contingencies
Shareholders' equity
  Preferred stock........................        4         --         40,000        (40,000)            4
  Common stock...........................      333    125,640         33,908       (159,548)          333
  Additional paid-in capital.............  204,007         --             --             --       204,007
  Accumulated deficit....................  (77,113)    (7,199)        27,515        (20,316)      (77,113)
                                           -------    -------        -------       --------       -------
          Total shareholders' equity.....  127,231    118,441        101,423       (219,864)      127,231
                                           -------    -------        -------       --------       -------
          Total liabilities and
            shareholders' equity.........  271,218    166,568        179,732       (281,932)      335,586
                                           =======    =======        =======       ========       =======

                            CONSOLIDATING SCHEDULES

                          CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    NON-
                                                  SUBSIDIARY     GUARANTOR
                                                  GUARANTORS    SUBSIDIARIES
                                        PARENT    (COMBINED)     (COMBINED)    ELIMINATIONS   CONSOLIDATED
                                       --------   -----------   ------------   ------------   ------------
                                                  ASSETS
Current assets:
  Cash and cash equivalents..........     7,271         331        33,072              --        40,674
  Trade receivables, net of
     allowance.......................        --         880         9,648              --        10,528
  Other receivables and prepaids.....       126         155         3,241              --         3,522
  Inventory..........................        --          70         1,770              --         1,840
  Due from related parties...........       600          --         3,808              --         4,408
                                       --------    --------        ------        --------       -------
          Total current assets.......     7,997       1,436        51,539              --        60,972
  Escrow funds.......................    40,984          --            --              --        40,984
  Intercompany investments and
     advances........................   170,813     116,606            82        (287,501)           --
  Property and equipment, net........       334       6,494        87,976          (1,765)       93,039
  Telecommunications licenses, net of
     amortization....................                               4,964          67,346        72,310
  Other investments..................    19,179       3,910         4,915          (3,910)       24,094
  Other assets.......................     8,561       1,814           895           3,688        14,958
                                       --------    --------        ------        --------       -------
          Total assets...............   247,868     130,260       150,371        (222,142)      306,357
                                       --------    --------        ------        --------       -------

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank indebtedness..................        --          --        15,829              --        15,829
  Short-term borrowings..............        --          --                            --            --
  Accounts payable...................       322       1,929        15,530              --        17,781
  Accrued liabilities................       523           7         2,596              --         3,126
  Due to related parties.............        --          --         4,039              --         4,039
  Deferred revenues..................        --          --         1,078              --         1,078
  Customer deposits..................        --          --         1,644              --         1,644
  Intercompany and other current
     liabilities.....................     1,115      12,658         2,183         (12,715)        3,241
                                       --------    --------        ------        --------       -------
          Total current
            liabilities..............     1,960      14,594        42,899         (12,715)       46,738
Long-term debt.......................   107,954          --            --              --       107,954
Intercompany payables................        --      10,745        39,953         (50,698)           --
Minority interest....................        --          --           638          13,073        13,711
Commitments and contingencies
Shareholders' equity
  Preferred stock....................        31          --        40,000         (40,000)           31
  Common stock.......................   180,878     125,640        20,392        (146,032)      180,878
  Additional paid-in capital.........    13,592          --            --                        13,592
  Accumulated deficit................   (56,547)    (20,719)        6,489          14,230       (56,547)
                                       --------    --------        ------        --------       -------
          Total shareholders'
            equity...................   137,954     104,921        66,881        (171,802)      137,954
                                       --------    --------        ------        --------       -------
          Total liabilities and
            shareholders' equity.....   247,868     130,260       150,371        (222,142)      306,357
                                       ========    ========        ======        ========       =======

                     CONSOLIDATING STATEMENT OF OPERATIONS

                          YEAR ENDED DECEMBER 31, 1997
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                 NON-
                                              SUBSIDIARY     GUARANTOR
                                              GUARANTORS    SUBSIDIARIES
                                   PARENT     (COMBINED)     (COMBINED)     ELIMINATIONS    CONSOLIDATED
                                  --------    ----------    ------------    ------------    ------------
Revenues:
  Telecommunications............  $     --       7,648        104,820              --         112,468
  Finance lease income..........        --         783          1,956            (783)          1,956
  Management fees...............     3,155          --          3,507          (6,662)             --
                                  --------      ------        -------         -------         -------
                                     3,155       8,431        110,283          (7,445)        114,424
Direct costs....................        --       2,623         36,563              --          39,186
                                  --------      ------        -------         -------         -------
          Gross profit..........     3,155       5,808         73,720          (7,445)         75,238
Operating expenses:
  General and administrative....     7,401       5,679         29,186          (3,550)         38,716
  Depreciation..................      (246)        812          9,867              --          10,433
  Amortization..................     2,973       4,914            334            (354)          7,867
  Management fees...............     8,845      (3,155)        (5,690)             --              --
  Taxes other than income
     taxes......................       618         602          4,984              --           6,204
                                  --------      ------        -------         -------         -------
          Total operating
            expenses............    19,591       8,852         38,681          (3,904)         63,220
          Operating
            income/(loss).......   (16,436)     (3,044)        35,039          (3,541)         12,018
Other income/(expense):
  Share of income/(loss) from
     equity investments, after
     amortization of licenses...     9,283      18,222           (537)        (27,505)           (537)
  Interest and other income.....     2,639          48            939             (12)          3,614
  Interest expense..............   (16,142)         (5)        (1,704)              5         (17,846)
  Amortization of deferred
     financing costs............    (1,152)         --             --              --          (1,152)
  Other.........................     1,242        (276)          (491)             --             475
          Loss before income
            taxes and minority
            interest............   (20,566)     14,945         33,246         (31,053)         (3,428)
Income taxes....................        --         426          7,356             (43)          7,739
                                  --------      ------        -------         -------         -------
          Loss before minority
            interest............   (20,566)     14,519         25,890         (31,010)        (11,167)
Minority interest...............        --          --           (639)         10,038           9,399
                                  --------      ------        -------         -------         -------
          Net loss..............  $(20,566)     14,519         26,529         (41,048)        (20,566)
                                  ========      ======        =======         =======         =======

                     CONSOLIDATING STATEMENT OF OPERATIONS

                          YEAR ENDED DECEMBER 31, 1996
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 NON-
                                               SUBSIDIARY     GUARANTOR
                                               GUARANTORS    SUBSIDIARIES
                                    PARENT     (COMBINED)     (COMBINED)     ELIMINATIONS    CONSOLIDATED
                                   --------    ----------    ------------    ------------    ------------
Revenues:
  Telecommunications.............  $     --       5,101         55,461              --          60,562
  Finance lease income...........        --          --          1,404              --           1,404
  Management fees................     2,085          --          4,230          (6,315)             --
                                   --------      ------         ------         -------         -------
                                      2,085       5,101         61,095          (6,315)         61,966
Direct costs.....................        --       2,103         19,606              --          21,709
                                   --------      ------         ------         -------         -------
       Gross profit..............     2,085       2,998         41,489          (6,315)         40,257
Operating expenses:
  General and administrative.....     3,575       1,588         18,756             872          24,791
  Depreciation...................        --         502          4,925            (201)          5,226
  Amortization...................        --       4,832             59              (8)          4,883
  Management fees................     4,230          --          2,085          (6,315)             --
  Taxes other than income
     taxes.......................        11         323          2,156              --           2,490
                                   --------      ------         ------         -------         -------
          Total operating
            expenses.............     7,816       7,245         27,981          (5,652)         37,390
       Operating income/(loss)...    (5,731)     (4,247)        13,508            (663)          2,867
Other income/(expense):
  Share of income/(loss) from
     equity investments, after
     amortization of licenses....       861       8,443           (215)        (11,781)         (2,692)
  Interest and other income......     2,810         173          1,910             (34)          4,859
  Interest expense...............    (9,463)         --           (510)             --          (9,973)
  Amortization of deferred
     financing costs.............      (684)         --             --              --            (684)
  Other..........................      (254)         45           (429)            (10)           (648)
                                   --------      ------         ------         -------         -------
       Loss before income taxes
          and minority
          interest...............   (12,461)      4,414         14,264         (12,488)         (6,271)
Income taxes.....................        --         194          3,475              --           3,669
                                   --------      ------         ------         -------         -------
       Loss before minority
          interest...............   (12,461)      4,220         10,789         (12,488)         (9,940)
Minority interest................        --          --             19           2,502           2,521
                                   --------      ------         ------         -------         -------
       Net loss..................  $(12,461)      4,220         10,770         (14,990)        (12,461)
                                   ========      ======         ======         =======         =======

                     CONSOLIDATING STATEMENT OF OPERATIONS

                          YEAR ENDED DECEMBER 31, 1995
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 NON-
                                               SUBSIDIARY     GUARANTOR
                                               GUARANTORS    SUBSIDIARIES
                                    PARENT     (COMBINED)     (COMBINED)     ELIMINATIONS    CONSOLIDATED
                                   --------    ----------    ------------    ------------    ------------
Revenues:
  Telecommunications.............  $     --          --         27,686              --          27,686
  Finance lease income...........        --          --          1,434              --           1,434
  Management fees................     1,200          --          1,233          (2,433)             --
                                   --------      ------         ------          ------         -------
                                      1,200          --         30,353          (2,433)         29,120
Direct costs.....................        --          --         10,382              --          10,382
                                   --------      ------         ------          ------         -------
       Gross profit..............     1,200          --         19,971          (2,433)         18,738
Operating expenses:
  General and administrative.....     5,300          67         14,865          (2,064)         18,168
  Depreciation...................        --          --          3,837              --           3,837
  Amortization...................        --       4,606             53                           4,659
  Management fees................     3,003          --         (1,370)         (1,633)             --
  Taxes other than income
     taxes.......................        --          --          1,120             100           1,220
                                   --------      ------         ------          ------         -------
          Total operating
            expenses.............     8,303       4,673         18,505          (3,597)         27,884
       Operating income/(loss)...    (7,103)     (4,673)         1,466           1,164          (9,146)
Other income/(expense):
  Share of income/(loss) from
     equity investments, after
     amortization of licenses....    (4,563)     (1,691)           (27)          4,726          (1,555)
  Interest and other income......       435          --          1,631              --           2,066
  Interest expense...............      (526)         --           (431)             --            (957)
  Amortization of deferred
     financing costs.............        --          --             --              --              --
  Other..........................    (1,197)         --           (393)            232          (1,358)
  Provision for amounts due from
     a shareholder of
     PeterStar...................    (2,490)         --             --              --          (2,490)
                                   --------      ------         ------          ------         -------
       Loss before income taxes
          and minority
          interest...............   (15,444)     (6,364)         2,246           6,122         (13,440)
Income taxes.....................        37          --          1,453              --           1,490
                                   --------      ------         ------          ------         -------
       Loss before minority
          interest...............   (15,481)     (6,364)           793           6,122         (14,930)
Minority interest................        --          --             58             493             551
                                   --------      ------         ------          ------         -------
       Net loss..................  $(15,481)     (6,364)           735           5,629         (15,481)
                                   ========      ======         ======          ======         =======

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                      NON-
                                                     SUBSIDIARY    GUARANTOR
                                                     GUARANTORS   SUBSIDIARIES
                                           PARENT    (COMBINED)    (COMBINED)    ELIMINATIONS   CONSOLIDATED
                                           -------   ----------   ------------   ------------   ------------
Net cash provided by/(used in) operating
  activities.............................  (11,731)   (11,468)       40,519         (6,527)        10,793
                                           -------    -------       -------        -------        -------
Cash flows from investing activities
  Escrow funds...........................    7,116         --            --             --          7,116
  Capital expenditures...................       --       (750)      (40,896)         2,656        (38,990)
  Proceeds on disposal of SPMMTS.........   17,180         --            --             --         17,180
  Investments in subsidiaries............  (33,211)    (7,111)           --         14,714        (25,608)
  Other..................................      302         --          (246)          (622)          (566)
                                           -------    -------       -------        -------        -------
     Net cash used in investing
       activities........................   (8,613)    (7,861)      (41,142)        16,748        (40,868)
                                           -------    -------       -------        -------        -------
Cash flows from financing activities
  Short term debt
     borrowings/(repayments).............       --         --       (14,929)         4,000        (10,929)
  Proceeds from notes....................   15,420         --            --             --         15,420
  Issuance of stock......................    1,739         --            --             --          1,739
  Recapitalization of Peterstar..........    1,427         --            --             --          1,427
  Related party advances and other.......       --     19,239        (6,018)       (14,221)        (1,000)
                                           -------    -------       -------        -------        -------
     Net cash provided by financing
       activities........................   18,586     19,239       (20,947)       (10,221)         6,657
                                           -------    -------       -------        -------        -------
     (Decrease)/increase in cash and cash
       equivalents.......................   (1,758)       (90)      (21,570)            --        (23,418)
Cash and cash equivalents at beginning of
  year...................................    7,271        331        33,072             --         40,674
                                           -------    -------       -------        -------        -------
Cash and cash equivalents at end of
  year...................................    5,513        241        11,502             --         17,256
                                           =======    =======       =======        =======        =======

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                    SUBSIDIARY   NON-GUARANTOR
                                                    GUARANTORS   SUBSIDIARIES
                                          PARENT    (COMBINED)    (COMBINED)     ELIMINATIONS   CONSOLIDATED
                                          -------   ----------   -------------   ------------   ------------
Net cash provided by/(used in) operating
  activities............................   (9,906)    13,322         29,802        (17,600)        15,618
                                          -------    -------        -------        -------        -------
Cash flows from investing activities
  Escrow funds..........................  (40,984)        --             --             --        (40,984)
  Capital expenditures..................   (1,214)    (1,835)       (40,152)            --        (43,201)
  Investments in subsidiaries...........  (25,536)   (11,901)        (4,999)        34,921         (7,515)
  Other.................................   (4,457)        --            455          7,511          3,509
                                          -------    -------        -------        -------        -------
     Net cash used in investing
       activities.......................  (72,191)   (13,736)       (44,696)        42,432        (88,191)
                                          -------    -------        -------        -------        -------
Cash flows from financing activities
  Short term debt
     borrowings/(repayments)............  (14,500)        --          7,950             --         (6,550)
  Debt issuance, net of offering
     costs..............................  104,973         --             --             --        104,973
  Issuance of stock.....................      991         --         20,000        (20,000)           991
  Loans from shareholders...............   (1,604)        --             --           (239)        (1,843)
  Related party advances and other......       --        745          3,848         (4,593)            --
                                          -------    -------        -------        -------        -------
     Net cash provided by financing
       activities.......................   89,860        745         31,798        (24,832)        97,571
                                          -------    -------        -------        -------        -------
     Increase in cash and cash
       equivalents......................    7,763        331         16,904             --         24,998
Cash and cash equivalents at beginning
  of year...............................     (492)        --         16,168             --         15,676
                                          -------    -------        -------        -------        -------
Cash and cash equivalents at end of
  year..................................    7,271        331         33,072             --         40,674
                                          =======    =======        =======        =======        =======

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                                                      NON-
                                                     SUBSIDIARY    GUARANTOR
                                                     GUARANTORS   SUBSIDIARIES
                                           PARENT    (COMBINED)    (COMBINED)    ELIMINATIONS   CONSOLIDATED
                                           -------   ----------   ------------   ------------   ------------
Net cash provided by/(used in) operating
  activities.............................  (33,422)       (90)      (10,671)        37,459         (6,724)
                                           -------    -------       -------        -------        -------
Cash flows from investing activities
  Capital expenditures...................  (13,496)        --       (18,042)            --        (31,538)
  Teleport finance leases................       --         --            --         (7,733)        (7,733)
  Proceeds on disposal of
     assets/investments..................       --         --         2,403         (2,403)            --
  Investments in subsidiaries............       --    (13,881)       (2,403)        16,284             --
  Other..................................   (8,905)        --           (17)          (900)        (9,822)
                                           -------    -------       -------        -------        -------
     Net cash used in investing
       activities........................  (22,401)   (13,881)      (18,059)         5,248        (49,093)
                                           -------    -------       -------        -------        -------
Cash flows from financing activities
  Short term debt
     borrowings/(repayments).............   14,170         --         7,880            329         22,379
  Issuance of stock......................       67         --            --             --             67
  Loans from shareholders................      502         --            --            (97)           405
  Related party advances and other.......    4,819     13,971        16,081        (42,939)        (8,068)
                                           -------    -------       -------        -------        -------
     Net cash provided by financing
       activities........................   19,558     13,971        23,961        (42,707)        14,783
                                           -------    -------       -------        -------        -------
     Decrease in cash and cash
       equivalents.......................  (36,265)        --        (4,769)            --        (41,034)
Cash and cash equivalents at beginning of
  year...................................   35,773         --        20,937             --         56,710
                                           -------    -------       -------        -------        -------
Cash and cash equivalents at end of
  year...................................     (492)        --        16,168             --         15,676
                                           =======    =======       =======        =======        =======

                           NWE CAPITAL (CYPRUS) LTD.

                       CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
                  (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                           NWE CAPITAL (CYPRUS) LTD.

                         INDEX TO FINANCIAL STATEMENTS


                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-40
Consolidated balance sheets as of December 31, 1997 and
  1996......................................................  F-41
Consolidated statements of operations for the years ended
  December 31, 1997, 1996 and 1995..........................  F-42
Consolidated statements of shareholders's equity for the
  years ended December 31, 1997, 1996 and 1995..............  F-43
Consolidated statements of cash flows for the years ended
  December 31, 1997, 1996 and 1995..........................  F-44
Notes to consolidated financial statements..................  F-45

                          INDEPENDENT AUDITORS' REPORT

Shareholder and Board of Directors
NWE Capital (Cyprus) Ltd.:


     We have audited the accompanying consolidated balance sheets of NWE Capital (Cyprus) Ltd. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholder's equity and cash flows for each of the years in the three year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NWE Capital (Cyprus) Ltd. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                          KPMG

St. Petersburg, Russia
March 3, 1998

                           NWE CAPITAL (CYPRUS) LTD.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                                1997       1996
                                                              --------    -------
                                     ASSETS
Current assets:
  Cash and cash equivalents (note 7)........................  $  7,849      5,185
  Trade receivables, net of allowance of $3,002 and $1,913,
     respectively...........................................    12,725      5,893
  Other receivables and prepaids............................     3,266      1,178
  VAT receivable............................................     2,154        626
  Due from related parties..................................       468         96
  Inventory.................................................     2,566      1,698
                                                              --------    -------
          Total current assets..............................    29,028     14,676
Property and equipment, net (note 6)........................    79,002     56,613
Telecommunications licenses (note 3), net of amortization of
  $19,356 and $14,635, respectively.........................    42,286     46,715
Other receivables (note 4)..................................     3,012         --
Goodwill (note 5), net of amortization of $574 and $359,
  respectively..............................................     1,580      1,795
Other assets................................................       280        369
                                                              --------    -------
          Total assets......................................  $155,188    120,168
                                                              ========    =======
                      LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Bank indebtedness (note 8)................................       900         --
  Accounts payable..........................................     3,064      4,502
  Accrued liabilities.......................................     3,044      1,545
  Advances from other group companies (note 10).............    32,810     41,304
  Due to related parties....................................       818        233
  Customer deposits and advances............................     5,978      2,694
  Current portion of long term debt.........................     3,988      1,021
                                                              --------    -------
          Total current liabilities.........................    50,602     51,299
                                                              --------    -------
Long term debt (note 9).....................................    12,458      5,226
Due to related parties......................................     2,144      2,144
Minority interest...........................................    19,391      2,615
Commitments and contingencies (note 16).....................
Shareholder's equity (note 12):
  Common stock, par value CY (pound)1 per share. Authorized
     3,246,174 shares in 1997 and 1996; issued and
     outstanding 1,000 shares in 1997 and 1996..............     7,082      7,082
  Contributed surplus.......................................    63,723     63,723
  Accumulated deficit.......................................      (212)   (11,921)
                                                              --------    -------
          Total shareholder's equity........................    70,593     58,884
                                                              --------    -------
          Total liabilities and shareholder's equity........  $155,188    120,168
                                                              ========    =======

          See accompanying notes to consolidated financial statements.

                           NWE CAPITAL (CYPRUS) LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                               1997       1996      1995
                                                              -------    ------    ------
Telecommunications revenue..................................  $85,588    52,651    24,747
Direct costs................................................   23,120    17,527     8,636
                                                              -------    ------    ------
          Gross profit......................................   62,468    35,124    16,111
Operating expenses:
  General and administrative................................   15,742    12,396    10,378
  Management fees...........................................    4,817     2,085     1,730
  Depreciation..............................................    7,194     4,758     3,798
  Amortization..............................................    4,936     4,884     4,659
  Taxes other than income taxes.............................    3,257     1,667       657
                                                              -------    ------    ------
          Total operating expenses..........................   35,946    25,790    21,222
          Operating income (loss)...........................   26,522     9,334    (5,111)
Other income (expense):
  Interest and other income.................................      337       370       684
  Interest on long term debt................................     (584)       --        --
  Foreign exchange loss.....................................     (676)     (740)     (233)
  Loss on disposal of property and equipment................       --        (9)     (123)
  Settlement with minority shareholders (note 11)...........    5,339        --     1,711
                                                              -------    ------    ------
          Income (loss) before income taxes and minority
            interest........................................   30,938     8,955    (3,072)
Income taxes (note 13)......................................    6,893     3,356     1,038
                                                              -------    ------    ------
          Income (loss) before minority interest............   24,045     5,599    (4,110)
Minority interest...........................................   12,336     2,615        --
                                                              -------    ------    ------
          Net income (loss).................................  $11,709     2,984    (4,110)
                                                              =======    ======    ======

          See accompanying notes to consolidated financial statements.

                           NWE CAPITAL (CYPRUS) LTD.

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT NUMBER OF SHARES)

                                                              COMMON STOCK
                                      -------------------------------------------------------------
                                       NUMBER
                                         OF                  CONTRIBUTED    ACCUMULATED
                                       SHARES      AMOUNT      SURPLUS        DEFICIT       TOTAL
                                      ---------    ------    -----------    -----------    --------
Balance at January 1, 1995..........      1,000    $    2      $    --       $(10,795)     $(10,793)
Net loss for the year...............         --        --           --         (4,110)       (4,110)
                                      ---------    ------      -------       --------      --------
Balance at December 31, 1995........      1,000         2           --        (14,905)      (14,903)
Conversion of promissory note from
  PLD Telekom Inc...................    928,591     2,000       18,000             --        20,000
Acquisition of WTC from PLD
  Telekom Inc.......................  2,316,583     5,080       45,723             --        50,803
Net income for the year.............         --        --           --          2,984         2,984
                                      ---------    ------      -------       --------      --------
Balance at December 31, 1996........  3,246,174     7,082       63,723        (11,921)       58,884
Net income for the year.............         --        --           --         11,709        11,709
                                      ---------    ------      -------       --------      --------
Balance at December 31, 1997........  3,246,174    $7,082      $63,723       $   (212)     $ 70,593
                                      =========    ======      =======       ========      ========

          See accompanying notes to consolidated financial statements.

                           NWE CAPITAL (CYPRUS) LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                               1997        1996        1995
                                                             --------    --------    --------
Cash flows from operating activities:
  Net income (loss)........................................  $ 11,709    $  2,984    $ (4,110)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization.........................    12,130       9,642       8,457
     Minority interest.....................................    12,336       2,615          --
     Settlement with minority shareholders (note 11).......    (5,339)         --      (1,711)
     Other.................................................       133           9          --
     Customer deposits and advances........................     3,284         103       2,585
     Changes in working capital (note 14)..................   (10,047)       (331)     (9,167)
                                                             --------    --------    --------
          Net cash provided by (used in) operating
            activities.....................................    24,206      15,022      (3,946)
                                                             --------    --------    --------
Cash flows from investing activities:
  Capital expenditures.....................................   (19,367)    (20,652)    (12,339)
  Other assets.............................................        89         (58)        110
                                                             --------    --------    --------
          Net cash used in investing activities............   (19,278)    (20,710)    (12,229)
                                                             --------    --------    --------
Cash flows from financing activities:
  Bank indebtedness........................................       900          --          --
  Long term debt...........................................        --       6,247      (4,384)
  Advances from other group companies......................    (3,591)      1,729       8,891
  Recapitalisation of PeterStar............................     1,427          --          --
  Capital contributions by PLD.............................        --          --      13,881
  Dividends paid...........................................    (1,000)         --          --
                                                             --------    --------    --------
          Net cash provided by financing activities........    (2,264)      7,976      18,388
                                                             --------    --------    --------
          Increase in cash and cash equivalents............     2,664       2,288       2,213
Cash and cash equivalents at beginning of year.............     5,185       2,897         684
                                                             --------    --------    --------
Cash and cash equivalents at end of year...................  $  7,849    $  5,185    $  2,897
                                                             ========    ========    ========
Supplementary disclosures:
  Non-cash investing and financing activities:
     Purchase of equipment with PLD advances and under long
       term contracts......................................  $ 10,641    $  1,597    $  9,532
                                                             ========    ========    ========
     Recapitalisation of PeterStar (note 4)................  $  4,012    $     --    $     --
                                                             ========    ========    ========
  Interest paid............................................  $    728    $     --    $     --
                                                             ========    ========    ========
  Income taxes paid........................................  $  6,924    $  3,999    $  1,688
                                                             ========    ========    ========

          See accompanying notes to consolidated financial statements.

                           NWE CAPITAL (CYPRUS) LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

(1) BUSINESS AND OPERATIONS


     The Company is incorporated under the laws of Cyprus. The Company is a wholly-owned subsidiary of PLD Telekom Inc. ("PLD" or the "Parent"). PLD was previously incorporated under the laws of Ontario, Canada. Effective February 28, 1997, PLD was incorporated in the United States as a Delaware corporation. Through its majority-owned and controlled subsidiaries, the Company is a provider of local, long distance and international telecommunications services in the former Soviet Union.


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

     The Company is in a net current liability position and will require the continued support of PLD in order to meet it's obligations as they fall due.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company's significant accounting policies are summarized as follows:

  (a) Basis of Presentation


     The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and present the financial position and results of operations of the Company and subsidiaries (the "Company") on a stand-alone basis. The Company incurs and pays its own expenses. Management assistance is provided by the Parent under the terms of negotiated management agreements and specific costs incurred by the Parent on behalf of the Company are charged thereto. All intercompany transactions and charges are disclosed in note 15, "Related Party Transactions".



     Income tax expense is based upon a calculation of current tax expense and deferred tax expense in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", on a stand-alone basis. Refer to note 13, "Income Taxes".



     Intercompany interest charges incurred are the result of, and are made pursuant to, intercompany loan and/or lease agreements and are not a result of allocations of interest by the Parent or its subsidiaries.



     Telecommunication license amortization expense is based upon the cost of the licenses. Amortization expense is calculated on a straight-line basis over the terms of the licenses including the portion of the Parent's investment in the Company which has been allocated to telecommunication licenses and pushed down into the Company's consolidated financial statements.



     There are no common costs allocated to the Company by the Parent. Direct costs incurred by the Parent on behalf of the Company are reimbursed by the Company. Services provided by the Parent are furnished under the terms of the negotiated management agreements. Refer to note 15, "Related Party Transactions". Management of the Company believes that the accompanying consolidated financial statements include all the costs incurred by the Company in its operations.

                           NWE CAPITAL (CYPRUS) LTD.

  (b) Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

  (c) Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 1997 and 1996, the Company's cash equivalents consist of term deposits, of $4.6 million and $1.4 million, respectively.

  (d) Revenue Recognition

     The Company records telecommunication revenues as earned, at the time services are provided with the exception of terminal sales. Terminal sales are recognised when the equipment is delivered and the supporting contract is signed.

  (e) Inventory

     Inventory is stated at the lower of average cost or net realizable value and is composed of telephony products held for resale to customers.

  (f) Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Telecommunications equipment....................    10 years
Buildings.......................................    10 years
Office furniture and equipment..................    3-5 years
Leasehold improvements..........................    15 years

     Interest costs incurred during the period of installment of telecommunications equipment is capitalised. The interest cost capitalised in 1997 amounted to $927,791.

  (g) Telecommunications Licenses

     Telecommunications licenses are amortized on a straight-line basis over the terms of the licenses.

  (h) Goodwill

     Goodwill represents the excess of the purchase price over the fair values of the net assets acquired of C.P.Y. Yellow Pages Limited, and is being amortized on a straight-line basis over ten years.

  (i) Fair Value of Financial Instruments

     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, trade and other receivables, amounts due from or to related parties, bank indebtedness and accounts payable approximate fair value due to their short maturities. The fair value of long term debt is based on discounted cash flow analysis.

  (j) Reporting Currency and Foreign Currency Translation

     The statutory accounts of the Company's consolidated subsidiaries are maintained in accordance with local accounting regulations and are stated in local currencies.

     Local statements are adjusted to U.S. GAAP and then translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 (SFAS 52), "Foreign Currency Translation."

                           NWE CAPITAL (CYPRUS) LTD.

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

  (k) Income Taxes

     Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period it occurs.

  (l) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

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

  (m) Use of Estimates

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

(3) BUSINESSES AND ACQUISITIONS

     The Company's key interests at December 31, 1997 include a 60% equity interest in PeterStar Company Limited ("PeterStar") and a 50% indirect equity interest in BECET International ("BECET").

  (a) PeterStar

     PeterStar is a joint stock company registered in 1992 under the laws of the Russian Federation to provide international and domestic telecommunications services to St. Petersburg, Russia. In November 1994, PeterStar was granted a license to provide these services for a further ten years. The license was reissued in June 1996 and sets the maximum number of lines which PeterStar may have and requires that 74,200 lines be introduced by June 1999. At December 31, 1997, PeterStar had 114,774 lines in place.

     In October 1992, PLD acquired a 50% interest in PeterStar for consideration of $20.0 million. All of the consideration was allocated to telecommunications licenses. This interest was subsequently transferred to the Company in exchange for a promissory note in the amount of $20.0 million. During 1996 the promissory note was exchanged for 928,591 shares of the Company.

                           NWE CAPITAL (CYPRUS) LTD.

     In March 1994, PLD acquired 90% of the outstanding shares of PMT Ltd., a Russian company whose sole asset was a 10% interest in PeterStar, for consideration of $8.2 million. PLD acquired the remaining 10% of PMT Ltd. in April 1996 for consideration of $1.8 million. All of the consideration was allocated to telecommunications licenses. In April 1996, PLD transferred its 10% interest in PeterStar to the Company in exchange for a $10.0 million non-interest bearing promissory note payable on demand and convertible to common shares at the option of either PLD or the Company. This acquisition has been accounted for using the continuity of interests method. Accordingly, PLD's historical cost of the PeterStar telecommunications licenses is recorded in these financial statements and comparative figures have been restated to reflect the historical net book value of the PeterStar licenses and the related amortization expense.

  (b) BECET

     BECET provides cellular services pursuant to a 15 year license to operate a cellular and mobile telephone system in Kazakstan until February 2009. The Company's 50% interest in BECET is held by its wholly-owned subsidiary, Wireless Technology Corporations Limited ("WTC"), a company incorporated in the territory of the British Virgin Islands.

     In March 1994, PLD acquired all the outstanding shares of WTC for consideration of $30.0 million. The acquisition was accounted for by the purchase method. As of the date of acquisition, BECET had not commenced operations and did not have any tangible assets or liabilities. Therefore, the entire purchase price, including acquisition costs of $0.8 million was allocated to telecommunications licenses. BECET commenced commercial operations in September 1994. During 1994 and 1995, PLD contributed additional equity of $20.0 million to WTC which in turn contributed $20.0 million of working capital and equipment to BECET in exchange for its 50% equity interest.

     On January 5, 1996, PLD transferred its shares in WTC to the Company for consideration of 2,316,583 shares of the Company. This acquisition has been accounted for using the continuity of interests method. Accordingly, PLD's historical cost of the BECET license is recorded in these financial statements and comparative figures have been restated to reflect the historical net book value of the licenses and the related amortization expense.

(4) OTHER RECEIVABLES

     During 1997, a $13.6 million receivable by PLD from PeterStar was assigned to the Company. This amount was subsequently repaid by PeterStar with the proceeds from a share issue. $4.0 million was advanced to a minority shareholder of PeterStar so that it could participate in the share issue. $4.0 million of the assigned amount is outstanding at year end. $1.0 million is considered current and the remainder is classified as long term although payment terms have not been finalised.

(5) GOODWILL

     Effective April 26, 1995, PLD acquired all the outstanding shares of C.P.Y. Yellow Pages Limited ("Yellow Pages"), a company incorporated in the Republic of Cyprus, for consideration of $2.1 million. Yellow Pages publishes a Yellow Pages directory and owns a database of Russian and foreign businesses in St. Petersburg. The acquisition was accounted for by the purchase method and substantially all of the consideration was allocated to goodwill.

     On March 1, 1996, PLD transferred the shares of Yellow Pages to the Company in exchange for a non-interest bearing promissory note in the amount of $2.1 million. The note is payable in ten years and may be converted to common shares at the option of either PLD or the Company. This transaction has been accounted for as a transfer of assets between entities under common control and, as such, the assets are reflected at PLD's historical cost.

                           NWE CAPITAL (CYPRUS) LTD.

(6) PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1997 and 1996 consist of the following:

                                                                1997       1996
                                                              --------    ------
                                                                (IN THOUSANDS
                                                               OF U.S. DOLLARS)
Telecommunications equipment:
  Installed.................................................  $ 68,492    49,934
  Uninstalled...............................................    11,473     3,343
Buildings...................................................     2,333       335
Office furniture and equipment..............................     4,156     4,795
Leasehold improvements......................................     5,277     5,705
Advances to equipment suppliers.............................     3,917     2,117
                                                              --------    ------
          Total property and equipment......................    95,648    66,229
Less accumulated depreciation...............................   (16,646)   (9,616)
                                                              --------    ------
  Net book value............................................  $ 79,002    56,613
                                                              ========    ======

     Property and equipment includes telecommunications equipment with a cost of $16.5 million which has been pledged under the terms of the long term installment agreements and $6.6 million which has been acquired under capital lease (note 9).

(7) CASH AND CASH EQUIVALENTS

     The Company's cash and cash equivalents at December 31, 1997 and 1996 consist of the following:

                                                               1997       1996
                                                              -------    ------
                                                                (IN THOUSANDS
                                                              OF U.S. DOLLARS)
Cash on deposit:
  In Russia and Kazakstan...................................  $6,621     5,032
  Outside Russia and Kazakstan..............................   1,228       153
                                                              ------     -----
                                                              $7,849     5,185
                                                              ======     =====

(8) BANK INDEBTEDNESS

     In December 1997, PeterStar entered into a $2.0 million, one-year loan facility with BNP Dresdner Bank for the purchase of telecommunications equipment. Interest is charged on borrowed amounts at three-month LIBOR plus 2.5% per annum. The amount borrowed on the loan facility at December 31, 1997 was $900,000. The bank indebtedness is guaranteed by PLD.

                           NWE CAPITAL (CYPRUS) LTD.

(9) LONG TERM DEBT

     The Company's long term debt at December 31, 1997 and 1996 consisted of the following:

                                                              1997      1996
                                                             -------    -----
                                                              (IN THOUSANDS
                                                             OF U.S. DOLLARS)
Obligations under capital lease............................  $ 4,483    5,226
Supplier financing.........................................    7,975       --
                                                             -------    -----
                                                             $12,458    5,226
                                                             =======    =====

  Obligations under Capital Lease

     In September 1996, PeterStar entered into a five year capital lease for switching equipment. The lessor of the equipment, PLD Asset Leasing Limited, is a wholly-owned subsidiary of PLD.

     Future minimum payments are as follows (in thousands of U.S. dollars):

1998........................................................    $3,520
1999........................................................     1,760
2000........................................................     1,760
2001........................................................     1,760
                                                                ------
Total minimum lease payments................................     8,800
Amounts representing interest...............................     2,199
                                                                ------
Present value of net minimum payments.......................     6,601
Interest accrued to December 31, 1997.......................       783
                                                                ------
                                                                 7,384
Current portion.............................................     2,901
                                                                ------
Non-current portion.........................................    $4,483
                                                                ======

     The net book value of the related assets at December 31, 1997 and 1996 was $6.2 million.

  Supplier Financing

     Amounts payable under the terms of long term installment purchase agreements are as follows (in thousands of U.S. dollars):

1999........................................................    $3,214
2000........................................................     2,595
2001........................................................     1,927
2002........................................................     1,792
                                                                ------
                                                                 9,528
Amounts representing interest...............................    (1,553)
                                                                ------
                                                                $7,975
                                                                ======

     The above amounts have been calculated using an interest rate of 8.0%.

                           NWE CAPITAL (CYPRUS) LTD.

(10) ADVANCES FROM OTHER GROUP COMPANIES

                                                             1997       1996
                                                            -------    ------
                                                              (IN THOUSANDS
                                                            OF U.S. DOLLARS)
Current:
  PLD Telekom Inc.........................................  $32,221    39,580
  PLD Management Services Limited.........................      589     1,724
                                                            -------    ------
                                                            $32,810    41,304
                                                            -------    ------
Non-Current:
  PLD Telekom Inc.........................................  $ 2,144     2,144
                                                            =======    ======

     $12.1 million in advances from PLD Telekom Inc. arose on the acquisition of a 10% interest in PeterStar and on the acquisition of Yellow Pages (notes 3(a) and 5).

(11) SETTLEMENT WITH MINORITY SHAREHOLDERS

     During 1997 and 1995, PLD and the minority shareholders of PeterStar reached settlements regarding management fees and other costs previously charged by PLD and expensed by PeterStar. As a result of the settlements, charges to PeterStar of $5.3 million and $1.7 million for 1997 and 1995, respectively, were disallowed. Such amounts were reflected by PeterStar as a reduction of expense in these periods.

(12) COMMON STOCK

     At December 31, 1997 and 1996 the authorized capital stock of the Company consists of 3,246,174 common shares with par value of CY(pound)1 per share. 1,000 shares are issued at December 31, 1997 and 1996. The balance of the unissued shares have been fully subscribed for by PLD, are in the process of being issued and are reflected as outstanding in the accompanying financial statements.

(13) INCOME TAXES

     BECET and PeterStar are subject to income tax at statutory rates of 30% and 33%, respectively. The provision for income taxes, which relates substantially to current income taxes in BECET and PeterStar, differs from the U.S. federal and state statutory tax rates as follows:

                                                            1997       1996       1995
                                                          --------    -------    -------
                                                          (IN THOUSANDS OF U.S. DOLLARS)
Provision for income taxes at statutory rates.........    $10,886      3,826        (85)
Add (deduct) the tax effect of:
  Non-deductible amortization of licenses and
     goodwill.........................................        633        626        616
  Other nondeductible expenses........................      1,045      1,348      1,906
  Concessions on capital expenditures.................     (3,775)    (2,292)    (1,399)
  Change in valuation allowance related to deferred
     tax assets.......................................     (1,896)      (152)        --
                                                          -------     ------     ------
          Provision for income tax....................    $ 6,893      3,356      1,038
                                                          =======     ======     ======

                           NWE CAPITAL (CYPRUS) LTD.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:

                                                              1997      1996
                                                             ------    ------
                                                             (IN THOUSANDS OF
                                                              U.S. DOLLARS)
Deferred tax assets:
  Expenses not yet deducted for Russian and Kazak tax
     purposes............................................    $2,190     4,086
Less valuation allowance.................................    (2,190)   (4,086)
                                                             ------    ------
                                                             $   --        --
                                                             ======    ======

     As a result of the rapid change in the regulatory environment and uncertainty surrounding the Russian tax regime, the Company has provided a valuation allowance against deferred tax assets.

(14) CHANGES IN WORKING CAPITAL

                                                           1997        1996       1995
                                                         ---------    -------    -------
                                                         (IN THOUSANDS OF U.S. DOLLARS)
Increase in trade receivables..........................  $ (6,832)    (2,465)      (521)
(Increase) decrease in VAT receivable..................    (1,528)       281       (427)
(Increase) decrease in other receivables and prepaid...    (1,088)     1,592     (3,126)
Increase in inventory..................................      (868)      (409)      (608)
Change in amounts due from or to related parties.......       213         --         --
Increase (decrease) in amounts payable and accrued
  liabilities..........................................        56        670     (4,485)
                                                         --------     ------     ------
Changes in working capital.............................  $(10,047)      (331)    (9,167)
                                                         ========     ======     ======

(15) RELATED PARTY TRANSACTIONS

     (a) PeterStar has entered into a barter agreement with an indirect minority shareholder under which the two parties have exchanged services valued at $3.4 million and $3.0 million during 1997 and 1996, respectively. The amounts are recorded in the consolidated statements of operations as telecommunications revenue and direct costs.

     (b) Direct costs for the years ended December 31, 1997, 1996 and 1995 include $4.2 million, $3.3 million and $1.8 million, respectively, paid to the other shareholder of BECET in relation to carriage of traffic over the public telephone network. Balances outstanding of $0.8 million and $0.2 million as of December 31, 1997 and 1996, respectively, in relation to these charges, are included in due to related parties.

     (c) PLD charged management fees of $2.0 million related to PeterStar and $1.2 million related to BECET during the year ended December 31, 1997
(1996 -- $1.2 million and $0.9 million, respectively; 1995 -- $1.2 million and $0.5 million, respectively). These amounts are recorded in the consolidated statements of operations as management fee expense.

     (d) Additional charges, related to management services of $0.2 million, $26,000 and $0.8 million for the years ended December 31, 1997, 1996 and 1995 respectively, were charged to BECET by PLD and another PLD subsidiary. These amounts are recorded in the consolidated statements of operations as general and administrative expenses.

     (e) PeterStar was charged $3.6 million in service fees by PLD relating to recharged expenses and capital equipment in 1997 (1996: $2.1 million, 1995: $3.9 million). These amounts have been recorded in general and

                           NWE CAPITAL (CYPRUS) LTD.

administrative expenses in the consolidated statements of operations or property and equipment in the consolidated balance sheets as appropriate.

     (f) PeterStar entered into a capital lease with a wholly-owned subsidiary of PLD (see note 9).

     (g) During 1996 PeterStar entered into a five year installment purchase agreement with Petersburg Telephone Network, an indirect minority shareholder, for telecommunications equipment. Total contract value was $13.7 million (note
9).

     (h) PeterStar was charged management fees of $1.7 million during 1997 (1996 and 1995: nil) by OAO Telecominvest, a minority shareholder. This amount is included in management fees in the consolidated statement of operations.

     (i) During 1997 PeterStar entered into five year installment purchase agreements with PLD Telekom Inc. for telecommunication equipment. Total contract value was $2.3 million.

(16) COMMITMENTS AND CONTINGENCIES

  (a) Russian Taxation

     PeterStar and BECET subsidiaries have accrued profits and other taxes based on interpretations of the law which may ultimately be disputed by the local taxation authorities. Management believes that the exposure to additional profits and other taxes, fines and penalties will not have a material adverse effect on the financial position or results of operations of the Company.

  (b) Purchase Commitments

     At December 31, 1997, PeterStar has commitments of approximately $11.4 million related to the acquisition of telecommunications equipment. The PeterStar supply contract provides for financing of the entire amount over approximately five years.

  (c) Management Services

     On January 1, 1995, WTC entered into a two year agreement with PLD, under which PLD would provide certain consulting, informational services, management support services and personnel expertise. The agreement was automatically renewed for 1998 and the minimum commitment for the Company in 1998 is $25,000 per month plus 3% of monthly gross revenues.

     On January 1, 1995, BECET entered into a two year agreement with its other shareholder, by which the shareholder would provide certain consulting services, management support services and personnel expertise. Payments under this agreement were 300,000 tenge per month ($3,975 at the December 31, 1997 exchange rate) plus 0.15% of monthly gross revenues. This agreement was terminated as of December 31, 1997 and BECET is currently negotiating a new contract. This is anticipated to provide for fees of 300,000 tenge per month plus 1.0% of monthly gross revenues, and to be effective as of January 1, 1998, with a one year term automatically renewable for successive one year periods unless terminated by either party.

  (d) Guarantee

     In June 1996, PLD issued senior discount notes and convertible subordinated notes with an aggregate principal amount of $149.5 million. The Company is a guarantor of the debt under the terms of the related indentures.

                           NWE CAPITAL (CYPRUS) LTD.

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

                       TECHNOCOM LIMITED AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
                  (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                               TECHNOCOM LIMITED


                         INDEX TO FINANCIAL STATEMENTS


                                                                PAGE
                                                                ----
Report of Independent Chartered Accountants.................    F-57
Consolidated balance sheets as of December 31, 1997 and
  1996......................................................    F-58
Consolidated statements of operations for the years ended
  December 31, 1997, 1996 and 1995..........................    F-59
Consolidated statements of shareholders' equity for the
  years ended December 31, 1997, 1996 and 1995..............    F-60
Consolidated statements of cash flows for the years ended
  December 31, 1997, 1996 and 1995..........................    F-61
Notes to consolidated financial statements..................    F-62

                  REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS

The Board of Directors and Shareholders
Technocom Limited:


     We have audited the accompanying consolidated balance sheets of Technocom Limited and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technocom Limited and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997 in conformity with accounting principles generally accepted in the United States.


                                          KPMG
                                          Chartered Accountants

Dublin, Ireland
April 2, 1998

                       TECHNOCOM LIMITED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                               AS AT DECEMBER 31
                      (THOUSANDS OF UNITED STATES DOLLARS)

                                                               1997      1996
                                                               US$       US$
                                                              ------    ------
                                    ASSETS
CURRENT ASSETS:
  Cash and term deposits (note 4)...........................   4,671    27,997
  Trade receivables, net of allowance of $220
     (1996 -- $40)..........................................   2,942     3,961
  Other receivables.........................................   2,806     1,479
  Due from related parties (note 10)........................   5,591     4,347
                                                              ------    ------
          TOTAL CURRENT ASSETS..............................  16,010    37,784
Property and equipment, net (note 5)........................  50,656    33,322
Telecommunications licenses, net (note 3)...................   2,005     2,286
Due from related parties (note 10)..........................   2,253     4,005
Other investments and assets, net (note 6)..................   1,307       772
                                                              ------    ------
          TOTAL ASSETS......................................  72,231    78,169
                                                              ======    ======
                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank indebtedness (note 4)................................      --    15,829
  Accounts payable (note 10)................................  11,410     8,306
  Accrued liabilities.......................................   1,590     3,575
  Due to related parties (note 10)..........................  18,693     8,754
  Deferred taxes (note 9)...................................     549       276
                                                              ------    ------
          TOTAL CURRENT LIABILITIES.........................  32,242    36,740
Other liabilities...........................................     337        --
Due to related parties (note 10)............................     336       336
Supplier financing (note 7).................................   3,327        --
Commitments and contingencies (note 11)
Minority interest...........................................      --       638
SHAREHOLDERS' EQUITY (note 8)
  Share capital.............................................       1         1
  Share premium.............................................  40,390    40,390
  Retained (deficit)/earnings...............................  (4,402)       64
                                                              ------    ------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........  72,231    78,169
                                                              ======    ======

        See accompanying notes to the consolidated financial statements

                       TECHNOCOM LIMITED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31
                      (THOUSANDS OF UNITED STATES DOLLARS)

                                                               1997     1996     1995
                                                              ------    -----    -----
                                                               US$       US$      US$
REVENUES:
     Telecommunications.....................................  19,024    3,302    4,372
     Finance lease income...................................   1,956    1,404       --
                                                              ------    -----    -----
          TOTAL REVENUES....................................  20,980    4,706    4,372
DIRECT COSTS................................................  13,034    2,487    1,745
                                                              ------    -----    -----
GROSS PROFIT................................................   7,946    2,219    2,627
OPERATING EXPENSES:
     General and administrative.............................   8,739    2,383      916
     Depreciation...........................................   2,561      138       30
     Amortization...........................................     281       10       --
     Other expenses and taxes...............................      --      125      622
                                                              ------    -----    -----
          TOTAL OPERATING EXPENSES..........................  11,581    2,656    1,568
OPERATING (LOSS)/INCOME FROM CONTINUING OPERATIONS..........  (3,635)    (437)   1,059
OTHER INCOME/(EXPENSES):
     Share of losses of equity investments (note 3).........    (677)    (359)     (27)
     Interest income........................................     607    1,233      511
     Interest expenses......................................  (1,126)    (589)      --
     Other expenses.........................................      --       --     (300)
                                                              ------    -----    -----
OPERATING (LOSS)/INCOME BEFORE TAXATION AND
  MINORITY INTEREST.........................................  (4,831)    (152)   1,243
Income taxes (note 9).......................................    (273)    (104)    (410)
                                                              ------    -----    -----
Income (loss) before minority interest......................  (5,104)    (256)     833
Minority interest...........................................     638      (19)     (58)
                                                              ------    -----    -----
NET (LOSS)/INCOME...........................................  (4,466)    (275)     775
                                                              ======    =====    =====

        See accompanying notes to the consolidated financial statements

                       TECHNOCOM LIMITED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            YEARS ENDED DECEMBER 31
                      (THOUSANDS OF UNITED STATES DOLLARS)

                                                               1997      1996      1995
                                                              ------    ------    ------
                                                               US$       US$       US$
BALANCE BEGINNING OF YEAR...................................  40,455    20,730    20,159
Premium on shares issued....................................      --    20,000        --
Share issue cost............................................      --        --      (204)
Net (loss)/profit...........................................  (4,466)     (275)      775
                                                              ------    ------    ------
BALANCE END OF YEAR.........................................  35,989    40,455    20,730
                                                              ======    ======    ======

        See accompanying notes to the consolidated financial statements

                       TECHNOCOM LIMITED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31
                      (THOUSANDS OF UNITED STATES DOLLARS)

                                                               1997       1996       1995
                                                              -------    -------    ------
                                                                US$        US$       US$
CASH PROVIDED BY CONTINUING OPERATIONS
Net (loss)/income...........................................   (4,466)      (275)      775
Adjustments to reconcile net (loss)/income to net cash
  provided by operating activities:
  Depreciation and amortization.............................    2,842        148        30
  Share of loss of equity investments.......................      677        359        27
  Minority interest.........................................     (638)        19        58
  Other.....................................................      337         --        --
Changes in operating assets and liabilities:
  Decrease/(increase) in trade receivables..................    1,019       (270)      (25)
  (Increase)/decrease in other receivables..................   (2,263)     2,455    (1,813)
  Changes in due from/to related parties....................   10,446      6,809    10,881
  Increase/(decrease) in accounts payable...................    3,104        (29)    1,450
  (Decrease)/increase in accrued liabilities................   (1,713)     3,440    (1,098)
                                                              -------    -------    ------
CASH PROVIDED BY CONTINUING OPERATIONS......................    9,345     12,656    10,285
CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES
(Decrease)/increase in bank indebtedness....................  (15,829)     7,951     7,879
Share issuance costs........................................       --         --      (204)
Issue of preferred shares...................................       --     20,000        --
                                                              -------    -------    ------
CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES.............  (15,829)    27,951     7,675
CASH USED IN INVESTMENT ACTIVITIES
Property and equipment......................................  (16,567)   (20,766)   (3,146)
Telecommunication licenses..................................       --         --    (2,403)
Investment in Technopark, net of cash acquired..............       --     (2,866)       --
Investment in Teleport, net of cash acquired................       --     (2,133)       --
Other investments and assets................................     (275)       491        --
                                                              -------    -------    ------
CASH USED IN INVESTMENT ACTIVITIES..........................  (16,842)   (25,274)   (5,549)
(Decrease)/increase in cash.................................  (23,326)    15,333    12,411
Cash, beginning of year.....................................   27,997     12,664       253
                                                              -------    -------    ------
Cash, end of year...........................................    4,671     27,997    12,664
                                                              =======    =======    ======
SUPPLEMENTAL DISCLOSURE
  Non-cash financing activities:
  Supplier financing........................................    3,327         --        --
                                                              =======    =======    ======
  Cash paid for taxes.......................................       --        238        --
                                                              =======    =======    ======
  Cash paid for interest....................................    1,126        589        --
                                                              =======    =======    ======

        See accompanying notes to the consolidated financial statements

                       TECHNOCOM LIMITED AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
            (TABULAR AMOUNTS IN THOUSANDS OF UNITED STATES DOLLARS)

1  BUSINESS OPERATIONS AND FUTURE ACTIVITIES


     Technocom Limited and subsidiaries ("the Company") was incorporated under the laws of the Republic of Ireland in January 1992. The Company's principal activity is the provision of telecommunications services in Russia. The Company conducts its business activities directly and through a number of subsidiaries and other affiliates, most of which are incorporated in Russia. The Company established a registered foreign representative office in Russia in October 1995. The Company's parent is PLD Telekom Inc. ("PLD" or the "Parent"), a publicly listed company. The parent company has agreed to provide continued financial support to finance the operations of the Company. The Company is dependent on this support for continued operations.


     The Company operates in an emerging economy which, by its nature, has an uncertain economic, political, and regulatory environment. The general risks of operating businesses in the former Soviet Union include the possibilities of rapid change in government policies, economic conditions, the tax regime and foreign currency regulations. In addition, the satellite-based long distance network is at an early stage of its development and operation.

     Ultimate recoverability of the Company's investments is dependent upon each of the subsidiaries achieving and maintaining profitability, which is dependent to a certain extent on a stabilization of the economies of the former Soviet Union, the ability to maintain the necessary telecommunications licenses and the ability to obtain adequate financing to meet capital commitments.

     It is the intention of the directors of the Company to continue to develop the current activities of the Company. The financial statements have been prepared on a going concern basis as the directors do not believe, at the current time, that any of the risk factors set out above will have a material adverse impact on the Company in the foreseeable future.

2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company's significant accounting policies are summarized as follows:

  (a) Basis of Presentation

     The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (US GAAP).


     The accompanying consolidated financial statements present the financial position and results of operations of the Company on a stand-alone basis. The Company incurs and pays its own expenses. All intercompany transactions and charges are disclosed in note 10, "Related Parties".



     Income tax expense is based upon a calculation of current tax expense and deferred tax expense in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", on a stand-alone basis. Refer to note 9, "Income Taxes".



     Intercompany interest charges incurred are the result of, and are made pursuant to, intercompany loan and/or lease agreements and are not a result of allocations of interest by the Parent or its subsidiaries.



     Telecommunication license amortization expense is based upon the cost of the licenses. Amortization expense is calculated on a straight-line basis over the terms of the licenses.



     There are no common costs allocated to the Company by the Parent. Direct costs incurred by the Parent on behalf of the Company are reimbursed by the Company. Management of the Company believes that the accompanying consolidated financial statements include all the costs incurred by the Company in its operations.

                       TECHNOCOM LIMITED AND SUBSIDIARIES

  (b) Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries. All significant intercompany transactions and balances have been eliminated on consolidation. Investments in affiliates in which the Company has significant influence, but does not exercise control, are accounted for under the equity method. Investments of the Company over which significant influence is not exercised are carried under the cost method.

  (c) Cash and Term Deposits

     The Company's term deposits consist of term deposits with an initial term of less than three months, and accordingly, they are considered cash equivalents for purposes of the consolidated statements of cash flows.

  (d) Revenue Recognition

     All the Company's revenues are earned in Russia and consist of the supply of telecommunications services and leasing of telecommunications equipment.

     All revenues are recorded as earned at the time services are provided.

  (e) Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Costs directly related to the installation of telecommunications equipment are included in the cost of the equipment. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Telecommunications equipment...................      10 years
Buildings......................................    28.5 years
Leasehold improvements.........................      10 years
Office furniture and equipment.................     3-5 years

  (f) Telecommunications Licenses


     Telecommunications licenses represent the cost of the Company's investment in Teleport-TP. The Company's consolidated financial statements do not include the costs of its Parent's investment in the Company. Telecommunications licenses are amortized on a straight-line basis over the terms of the related licenses.


  (g) Equity Investments

     Equity investments are those investments in which the group has a participating interest in the equity capital and over which it is able to exercise significant influence.

     The Company's share of the profits and losses of equity investments is included in the consolidated profit and loss account. The Company's interest in their net assets is included as an investment in the consolidated balance sheets at its share of the net assets at acquisition plus its share of retained profits or losses subsequent to that date. The amounts included in the financial statements in respect of equity investments are taken from their latest financial statements made up to the balance sheet date.

  (h) Net Investment in Finance Leases

     The total net investment in finance leases included in the balance sheet represents total lease payments receivable, net of finance charges relating to future accounting periods. Finance charges are allocated to accounting periods so as to give a constant rate of return on the net cash investment in the lease.

                       TECHNOCOM LIMITED AND SUBSIDIARIES

  (i) Fair Value of Financial Instruments

     The carrying amounts reported in the consolidated balance sheets for cash and term deposits, trade and other receivables, amounts due from/to related parties, bank indebtedness and accounts payable approximate fair value due to their short maturities.

  (j) Reporting Currency and Foreign Currency Translation

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

  (k) Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income or expense in the period it occurs.

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

  (m) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                       TECHNOCOM LIMITED AND SUBSIDIARIES

  (n) Reclassification

     Certain reclassifications have made been made to the financial statements for conformity purposes.

3  TELECOMMUNICATIONS LICENSES AND SIGNIFICANT INVESTMENTS

     The Company's key interests at December 31, 1997 include approximately 49% equity interests in: (a) Teleport-TP ("Teleport") (56% voting interest), and (b) MTR-Sviaz; and (c) an approximate 56% interest in J.V. Technopark Limited ("Technopark").

  (a) Teleport

     Teleport is a Russian joint stock company which holds four operating licenses. The first license expires in November 2004 and authorizes Teleport to provide long distance and international telecommunications services to private networks within Moscow and, to a limited extent, elsewhere in the Russian Federation. Teleport is required by the terms of the license to have at least 10,500 subscribers (which is 70% of the maximum number of subscribers permitted under the license) in place by October 1999. Under the terms of the license agreement, there are no penalties should Teleport not attain the required number of lines. The second license expires in October 2004 and permits the operation of 1,000 international leased circuits for the transmission of television and telecommunications services. The third license permits the provision of data services with interconnection to the public network. This expires in January 2002 and requires capacity for 70,000 subscribers by December 2000.

     The fourth license is an overlay license which permits Teleport to offer local, long distance and international voice and data services which are interconnected to the public telephone network in 40 regions across Russia. The overlay license expires in May 2001.

     The Company initially held a 42% equity interest in Teleport. In May 1996, the Company acquired an additional 3.3% indirect equity interest in Teleport for cash consideration of $2 million, substantially all of which has been allocated to Teleport's telecommunication licenses. The additional interest was acquired through a company controlled by a minority shareholder of Technocom. The acquisition of Technopark, a company incorporated in Russia, on December 20, 1996 increased Technocom's equity interest in Teleport to 49.3% and its voting interest to 56%.


     As a result of this acquisition, the Company consolidated Teleport's balance sheet at December 31, 1996. The results of operations of Teleport have been included in the consolidated statements of operations from January 1, 1997.

                       TECHNOCOM LIMITED AND SUBSIDIARIES

     Condensed financial information of Teleport for the years ended December 31, 1996 and 1995 is as follows:


                                                               1996       1995
                                                              -------    -------
                                                                (IN THOUSANDS)
Telecommunications revenues.................................  $11,104    $ 7,070
Cost of sales...............................................    6,534      2,083
                                                              -------    -------
  Gross profit..............................................    4,570      4.987
                                                              -------    -------
Operating expenses:
  General and administrative................................    2,617      1,606
  Other taxes...............................................      592         --
  Depreciation of assets under capital lease................    1,016        570
  Other depreciation and amortization.......................      200        762
                                                              -------    -------
                                                                4,425      2,938
                                                              -------    -------
  Operating income..........................................      145      2,049
Interest on capital lease...................................     (531)    (1,434)
Other interest and financing charges, net...................      251       (343)
                                                              -------    -------
  Earnings/(loss) before income taxes.......................     (135)       272
Income taxes................................................       --       (335)
                                                              -------    -------
  Net loss..................................................  $  (135)   $   (63)
                                                              =======    =======


     Teleport's revenues for the years ended December 31, 1996 and 1995, include sales to its minority shareholder of $4.6 million and $5.0 million, respectively, making Teleport to some extent economically dependent on its minority shareholder.

     Teleport's cost of sales for the year ended December 31, 1996 includes costs of $2.9 million charged by a company controlled by one of the minority shareholders of Technocom.

     Telecommunications Licenses

     Telecommunications licenses are amortized over a period of 7 to 9 years. The balances were as follows for December 31, 1997 and 1996:

                                                                 ACCUMULATED     NET BOOK
                                                        COST     AMORTIZATION     VALUE
                                                        -----    ------------    --------
As of December 31, 1997...............................  2,296        (291)        2,005
As of December 31, 1996...............................  2,296         (10)        2,286

  (b) MTR-Sviaz

     The Company has a 49% equity interest in a Russian joint stock company, MTR-Sviaz, which is a joint venture with Mosenergo, the Moscow city power utility, to modernize and commercialize a portion of Mosenergo's internal telecommunications network. MTR-Sviaz holds two operating licenses and commenced operations in late 1996. The first license authorizes MTR-Sviaz to provide local and long distance leased line services within the city and region of Moscow. Under the second license, MTR-Sviaz is authorized to provide local telephone services through interconnection (via the Mosenergo network) with the public switched telephone network within the city and region of Moscow. During 1997 and 1996, Technocom leased telecommunications equipment and access rights with a net book value of $4,700,000 and $5,205,000, respectively, to MTR-Sviaz under finance leases. The Company recorded finance lease income of $1,956,000

                       TECHNOCOM LIMITED AND SUBSIDIARIES
and $872,000 for the years ended December 31, 1997 and 1996. As of those dates, the investment in MTR-Sviaz comprises a finance lease receivable of $4,492,000 and $5,015,000, offset by the Company's share of losses of MTR-Sviaz of $1,364,000 and $427,000, respectively.

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
                                                                    ======

  (c) Technopark

     On December 20, 1996 the Company acquired 55.51% of the outstanding shares of Technopark, a company incorporated in Russia which holds a 7.5% equity interest in Teleport and owns office space in Moscow, for cash consideration of $3 million. The sellers were the minority shareholders of Technocom. The acquisition of Technopark has been accounted for using the purchase method and therefore its operations have been included since January 1, 1997.

     The aggregate purchase price equaled fair market value as of the date of the acquisition, therefore no goodwill was recognized.

4  CASH AND TERM DEPOSITS, BANK INDEBTEDNESS

     At December 31, 1996, Technocom had an overdraft balance of $6.8 million and demand bank loans of $9.0 million bearing interest at 5.8125%. The demand bank loans were secured by term deposits in the same amount held at the same bank. The Company had no overdraft or demand bank loans at December 31, 1997.

5  PROPERTY AND EQUIPMENT

                                                                 ACCUMULATED     NET BOOK
1997                                                    COST     DEPRECIATION     VALUE
----                                                   ------    ------------    --------
Telecommunications equipment.........................  51,886       (5,005)       46,881
Buildings............................................   3,100         (109)        2,991
Office furniture and equipment.......................   1,149         (539)          610
Leasehold improvements...............................     228          (54)          174
                                                       ------       ------        ------
          Total......................................  56,363..     (5,707)       50,656
                                                       ======       ======        ======

                       TECHNOCOM LIMITED AND SUBSIDIARIES

1996
----
Telecommunications equipment.........................  32,512       (2,917)       29,595
Buildings............................................   3,100           --         3,100
Office furniture and equipment.......................     630         (199)          431
Leasehold improvements...............................     227          (31)          196
                                                       ------       ------        ------
          Total......................................  36,469       (3,147)       33,322
                                                       ======       ======        ======

6  OTHER INVESTMENTS AND ASSETS

     Other investments and assets consist of debt and equity instruments which are not accounted for as equity investments. These investments, which do not have a readily determinable market value, are stated at cost less provisions for permanent diminutions in value.

7  SUPPLIER FINANCING

     Payments to be made under supplier financing arrangements outstanding as of December 31, 1997 are as follows:

1999...............................................    1,402
2000...............................................    1,269
2001...............................................      868
2002...............................................      569
                                                       -----
                                                       4,108
Amounts representing interest......................      781
                                                       -----
                                                       3,327
                                                       =====

     The terms of the agreements generally require installment payments over the next 3-5 years at interest rates of either 8.5% or LIBOR plus 250 points. Amounts are calculated based on an 8.5% discount rate.


     The Company has entered into bank guarantees under the terms of the agreements. The guaranteed amount reduces as installments are paid. The amounts outstanding under the agreements secured by bank guarantees amounted to $3,600,000 at December 31, 1997.


8  SHAREHOLDERS' EQUITY


     The authorized capital stock of the Company consists of 1,000,000 ordinary shares with a par value of one Irish pound and 1,000 preferred shares with a par value of US$1. Issued shares consist of 199 ordinary shares and 1,000 preferred shares. The par value of ordinary shares is translated at the historical rate of IR(pound)1=US$1.60.


     During 1996, the Company allotted 500 preferred shares with a nominal value of US$1 and a premium of US$39,999 per share in accordance with the terms of a subscription and shareholder agreement dated 28 December 1994.

     PLD, the parent, committed to subscribe for preferred shares in the Company in the amount of $40,000,000, of which $20,000,000 was subscribed for on 28 December 1994 and the remaining $20,000,000 was subscribed for in June 1996. The preferred shares entitle the parent to the first $20,000,000 of the Company's dividend distributions. After receipt of such preference dividends, all the preferred shares will be converted into a single ordinary share in the Company.

                       TECHNOCOM LIMITED AND SUBSIDIARIES

9  INCOME TAXES

     Income tax expense of $273,000, $104,000 and $410,000 for the years ended December 31, 1997, 1996 and 1995, respectively differs from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

                                                               1997     1996    1995
                                                              ------    ----    ----
                                                               US$      US$     US$
Provision for income tax at statutory rates.................  (1,468)   (47)    435
Increase/(reduction) in income taxes resulting from:
  Non-deductible expenses...................................     489    205      --
  Non-taxable credits.......................................    (115)   (56)    (25)
  Valuation allowance.......................................     882     --      --
  Other.....................................................     485      2      --
                                                              ------    ---     ---
                                                                 273    104     410
                                                              ======    ===     ===

     The tax effects of temporary differences that give rise to significant portion of the deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:


                                                               1997     1996
                                                              ------    -----
DEFERRED TAX ASSETS:
  Tax on expenses not yet deducted for Russian tax
     purposes...............................................  16,998    8,282
  Less: valuation allowance.................................      82      454
                                                              ------    -----
NET DEFERRED TAX ASSETS.....................................  16,916    7,828
DEFERRED TAX LIABILITIES:
  Tax on revenues not yet realized for Russian tax
     purposes...............................................  17,465    8,104
                                                              ------    -----
NET DEFERRED TAX LIABILITIES................................     549      276
                                                              ======    =====


     The valuation allowance for deferred tax assets as of January 1, 1997 and 1996 was $454,000 and $Nil, respectively. The net change in the total valuation allowance for the years ended December 31, 1997 and 1996 was an increase of $454,000 and a decrease of $372,000, respectively. In assessing the realizability of deferred tax assets, management determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

10  RELATED PARTIES

     During the year, the Company paid a total of $220,833 (1996: $208,333) pursuant to two management contracts with two shareholders for provision of the services of two directors of the Company. In addition, a significant proportion of the Company's general and administrative expenses were incurred by its three shareholders on behalf of the Company.

     Included in accounts payable for 1997 is approximately $3,891,000 of amounts due to companies which are not directly related to Technocom Limited and subsidiaries, but which share common directors.

                       TECHNOCOM LIMITED AND SUBSIDIARIES

     Significant amounts owed to/from related parties consisted of the following:

                                                               1997     1996
                                                              ------    -----
                                                               US$       US$
AMOUNTS OWED TO:
  Current:
     PLD Telekom Inc........................................  17,918    5,032
     PLD Management Services Limited........................     482      252
     Other current..........................................     293    3,470
                                                              ------    -----
          Total current.....................................  18,693    8,754
                                                              ======    =====
  Non-current:
     Other non-current......................................     336      336
                                                              ======    =====

                                                              1997     1996
                                                              -----    -----
                                                               US$      US$
AMOUNTS OWED FROM:
  Current:
     Lanstone Enterprises Limited...........................  2,240    2,477
     MTR-Sviaz..............................................  2,459    1,096
     Finance lease receivable...............................    872      616
     Others.................................................     20      158
                                                              -----    -----
          Total current.....................................  5,591    4,347
                                                              =====    =====
  Non-current:
     Finance lease receivable...............................  2,253    4,005
                                                              =====    =====

     The finance lease receivable consists of a single agreement with MTR-Sviaz. The lease was entered into in August of 1996 for $5,197,000 and requires payments until July 2006.

11  COMMITMENTS AND CONTINGENCIES

     Teleport currently utilizes capacity on three Intelsat satellites for the provision of its international and domestic long distance services, pursuant to a fifteen year contract signed with Intelsat in January 1993. The agreement requires quarterly payments of $616,500 for the remainder of its term.

     As of December 31, 1997, the Company has commitments of approximately $0.9 million (1996: $11.3 million) related to the acquisition of telecommunications equipment.

     During 1996, the Company provided guarantees to telecommunications suppliers in the form of letters of credit totalling $3,483,000 as of December 31, 1996. No similar guarantees were outstanding as of December 31, 1997.

     The Company and certain of its Russian subsidiaries have accrued profits and other taxes based on interpretations of the law which may ultimately be disputed by the Russian taxation authorities. The exposure to additional profits and other taxes, fines and penalties, in the opinion of the Company's directors will not have a material adverse effect on the financial position or results of operations of the Company.

     There are no material pending legal proceedings to which the Company or any of its property is subject.

                    WIRELESS TECHNOLOGY CORPORATION LIMITED

                       CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
                  (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED


                         INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report................................    F-73
Consolidated balance sheets as of December 31, 1997 and
  1996......................................................    F-74
Consolidated statements of operations for the years ended
  December 31, 1997, 1996 and 1995..........................    F-75
Consolidated statements of accumulated deficit for the years
  ended December 31, 1997, 1996 and 1995....................    F-76
Consolidated statements of cash flows for the years ended
  December 31, 1997, 1996 and 1995..........................    F-77
Notes to consolidated financial statements..................    F-78

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders
Wireless Technology Corporations Limited:

     We have audited the accompanying consolidated balance sheets of Wireless Technology Corporations Limited and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, accumulated deficit, and cash flows for each of the years in the three year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Technology Corporations Limited and subsidiary as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997 in conformity with generally accepted accounting principles in the United States.


                                          KPMG

Moscow, Russia
February 18, 1998

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                      (THOUSANDS OF UNITED STATES DOLLARS)

                                                               1997       1996
                                                              -------    ------
                                    ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 5,294     2,733
  Trade receivables, net of allowance of $1,139 and $850,
     respectively...........................................    3,462     2,582
  Due from related parties (note 6).........................       --        78
  Inventory.................................................    1,640       913
  Prepaid expenses and other current assets.................      798       336
                                                              -------    ------
          Total current assets..............................   11,194     6,642
Property and equipment, net (note 3)........................   23,362    22,342
Telecommunications license, net (note 4)....................   23,693    25,800
                                                              -------    ------
          Total assets......................................  $58,249    54,784
                                                              =======    ======
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $ 1,197     2,624
  Due to related parties (note 6)...........................    1,875     1,289
  Customer deposits and advances............................    3,070     1,795
  Income tax payable........................................       58       165
                                                              -------    ------
          Total current liabilities.........................    6,200     5,873
                                                              -------    ------
Commitments and contingencies (note 8)
Minority interest...........................................    4,489     1,878
Shareholders' equity:
  Share capital (note 5)....................................   20,000    20,000
  Contributed capital.......................................   30,803    30,803
  Accumulated deficit.......................................   (3,243)   (3,770)
                                                              -------    ------
          Total shareholders' equity........................   47,560    47,033
                                                              -------    ------
          Total liabilities and shareholders' equity........  $58,249    54,784
                                                              =======    ======

          See accompanying notes to consolidated financial statements.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                      (THOUSANDS OF UNITED STATES DOLLARS)

                                                               1997       1996      1995
                                                              -------    ------    ------
Telecommunications revenues.................................  $30,012    19,305     9,340
Direct costs (note 6).......................................    6,873     5,376     3,176
                                                              -------    ------    ------
Gross profit................................................   23,139    13,929     6,164
Operating expenses:
  General and administrative (note 6).......................    7,501     4,387     4,918
  Management fees (note 6)..................................    1,155       885       530
  Depreciation and amortization.............................    5,325     4,133     3,188
  Taxes other than income tax...............................      379       354       150
                                                              -------    ------    ------
          Total operating expenses..........................   14,360     9,759     8,786
                                                              -------    ------    ------
Operating income (loss).....................................    8,779     4,170    (2,622)
Other income (expense):
  Interest and other income.................................      249       203       621
  Foreign exchange loss.....................................     (242)     (341)       (6)
                                                              -------    ------    ------
     Net income (loss) before income tax and minority
       interest.............................................    8,786     4,032    (2,007)
Income tax (note 7).........................................    3,648     1,547       247
                                                              -------    ------    ------
     Net income (loss) before minority interest.............    5,138     2,485    (2,254)
Minority interest...........................................    3,611     1,878        --
                                                              -------    ------    ------
Net income (loss)...........................................  $ 1,527       607    (2,254)
                                                              =======    ======    ======

          See accompanying notes to consolidated financial statements.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

                 CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICIT
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                      (THOUSANDS OF UNITED STATES DOLLARS)

                                                               1997       1996      1995
                                                              -------    ------    ------
Accumulated deficit at beginning of year....................  $(3,770)   (4,377)   (2,123)
Net income (loss)...........................................    1,527       607    (2,254)
Dividends...................................................   (1,000)       --        --
                                                              -------    ------    ------
Accumulated deficit at end of year..........................  $(3,243)   (3,770)   (4,377)
                                                              =======    ======    ======

          See accompanying notes to consolidated financial statements.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                      (THOUSANDS OF UNITED STATES DOLLARS)

                                                               1997       1996      1995
                                                              -------    ------    -------
Cash flows from operating activities:
  Net income (loss).........................................  $ 1,527       607     (2,254)
  Adjustments to reconcile net income to net cash provided
     (used in) operating activities:
       Depreciation and amortization........................    5,325     4,133      3,188
       Bad debt expense.....................................      449       415        435
       Minority interest....................................    3,611     1,878         --
       Changes in operating assets and liabilities:
          Increase in trade receivables.....................   (1,329)   (1,801)    (1,365)
          Increase in inventory.............................     (727)     (255)      (651)
          (Increase) decrease in prepaid expenses and other
            current assets..................................     (462)    1,071     (1,389)
          (Increase) decrease in prepaid income taxes.......       --       300       (300)
          Increase (decrease) in accrued interest...........       --       316       (316)
          (Decrease) increase in accounts payable and
            accrued liabilities.............................   (1,427)      957      1,475
          Increase (decrease) in due to/due from related
            parties, net....................................      664       958        (42)
          Increase in customer deposits and advances........    1,275     1,034        544
          (Decrease) increase in income taxes payable.......     (107)      165         --
                                                              -------    ------    -------
          Net cash provided by (used in) operating
            activities......................................    8,799     9,778       (675)
                                                              -------    ------    -------
Cash flows from investing activities:
  Prepaid equipment purchases...............................       --        --     (9,000)
  Purchases of property and equipment.......................   (4,238)   (8,175)    (3,329)
                                                              -------    ------    -------
          Net cash used in investing activities.............   (4,238)   (8,175)   (12,329)
                                                              -------    ------    -------
Cash flows from financing activities:
  Shareholder contributions.................................       --        --     13,880
  Dividends paid............................................   (2,000)       --         --
                                                              -------    ------    -------
          Net cash (used in) provided by financing
            activities......................................   (2,000)       --     13,880
                                                              -------    ------    -------
          Increase in cash and cash equivalents.............    2,561     1,603        876
Cash and cash equivalents at beginning of year..............    2,733     1,130        254
                                                              -------    ------    -------
Cash and cash equivalents at end of year....................  $ 5,294     2,733      1,130
                                                              =======    ======    =======
Supplementary disclosures:
  Interest paid.............................................  $    --        --         --
                                                              =======    ======    =======
  Income taxes paid.........................................  $ 3,755     1,082        546
                                                              =======    ======    =======

          See accompanying notes to consolidated financial statements.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
            (TABULAR AMOUNTS IN THOUSANDS OF UNITED STATES DOLLARS)

(1) BUSINESS, OPERATIONS AND FUTURE ACTIVITIES


     Wireless Technology Corporations Limited was incorporated in the British Virgin Islands as an international business company on October 27, 1993. The Company is a wholly-owned indirect subsidiary of PLD Telekom Inc. ("PLD" or the "Parent"), a company incorporated in Canada as of December 31, 1996 and incorporated in the United States as of December 31, 1997. The Company's only significant asset is a 50% controlling interest in BECET International JSC ("BECET"), which was formed on January 14, 1994 as a joint stock company under the laws of Kazakhstan.


     BECET conducts business under the name "ALTEL" and was formed for the purpose of planning, developing, operating and servicing a cellular telecommunications system throughout Kazakhstan, and for the sale of related equipment to subscribers. BECET commenced operations in September 1994 and continues to develop its service network throughout Kazakhstan.

     The BECET joint venture agreement required the Company to subscribe for 1,000 Class B shares in exchange for the contribution of working capital and tangible equipment with a cost of $20.0 million. The Class B shares were fully subscribed and paid as of December 31, 1995. Funding for the contribution was provided by PLD. The Company is entitled to a priority return of its $20.0 million contribution upon dissolution, liquidation or wind-up of BECET before the other shareholder receives any proceeds.

     Kazaktelecom ("KT"), the other shareholder of BECET, subscribed for 1,000 Class A shares in exchange for the contribution to BECET of a fifteen year license for the use of certain cellular frequencies and the procurement of access to the public telephone network. For accounting purposes, no value was assigned to KT's contribution.

     The Company's results are dependent upon BECET's ability to retain existing subscribers, to attract new subscribers, and to control operating expenses. The ability to retain and attract subscribers is dependent upon the general economic conditions of the marketplace, the demographic characteristics of its subscribers, the activities of competitors, if any, and other factors which may be outside the control of the Company.

     The Company's operations are also subject to the unique economic, political, and social risks inherent in doing business in Kazakhstan. These include the policies of the Kazakh government, economic conditions, imposition of or changes to taxes or other similar charges by regulatory bodies, foreign exchange fluctuations and controls, controlling of prices by the Anti-Monopoly Commission, the potential for civil disturbance, deprivation or unenforceability of contractual rights, and the appropriation of property without fair compensation.

     The Kazakh government has exercised and continues to exercise substantial influence over many aspects of the private sector. Confronted with the collapse of the planned economy, the government has been attempting to implement economic reform policies and encourage substantial private economic activity. However, these reforms have been only partially successful to date. The economy in Kazakhstan is still characterized by growing unemployment, high inflation, increasing foreign debt, a weak currency, and the possibility of widespread bankruptcies.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Basis of Presentation and Consolidation

     The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and are presented in United States' dollars ("U.S. dollars"). The consolidated financial statements include the accounts of the Company and its subsidiary,

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

BECET, which the Company effectively controls. Significant intercompany transactions and balances have been eliminated.


     The accompanying consolidated financial statements present the financial position and results of operations of the Company and subsidiary (the "Company") on a stand-alone basis. The Company incurs and pays its own expenses. Management assistance is provided by the Parent under the terms of negotiated management agreements and specific costs incurred by the Parent on behalf of the Company are charged thereto. All intercompany transactions and charges are disclosed in note 6, "Related Party Transactions".



     Income tax expense is based upon a calculation of current tax expense and deferred tax expense in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", on a stand-alone basis. Refer to note 7, "Income Taxes".



     Intercompany interest charges incurred are the result of, and are made pursuant to, intercompany loan and/or lease agreements and are not a result of allocations of interest by the Parent or its subsidiaries.



     The Parent's investment in the Company has been pushed down into the Company's consolidated financial statements and allocated to the cost of the telecommunication licenses. The cost of the telecommunication licenses is amortized on a straight-line basis over the term of the licenses.



     There are no common costs allocated to the Company by the Parent. Direct costs incurred by the Parent on behalf of the Company are reimbursed by the Company. Services provided by the Parent are furnished under the terms of the negotiated management agreements. Refer to note 6, "Related Party Transactions". Management of the Company believes that the accompanying consolidated financial statements include all the costs incurred by the Company in its operations.


  (b) Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 1997 and 1996, the Company's cash equivalents consist of cash on deposit and term deposits. As of December 31, 1997 and 1996, the Company had $4,625,000 and $1,421,000, respectively, in cash equivalents.

  (c) Revenue Recognition

     Telecommunications revenues include airtime revenues, terminal sales, subscription fees, connection fees and other revenues. The Company records airtime revenues, subscription fees, connection fees and other revenues as earned, at the time the services are provided. Terminal sales are recognized when the equipment is delivered and the supporting contract is signed.

  (d) Inventory

     Inventory includes cellular telephones and accessories held for sale and is stated at the lower of average cost or net realizable value.

  (e) Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Base station equipment.................................  10
Leasehold improvements and renovations.................  15
Office equipment, computers, and software..............  3-5
Other telecommunication equipment......................   3
Vehicles...............................................  3-5
Residential apartments.................................   5

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

  (f) Telecommunications License

     The telecommunications license is amortized on a straight-line basis over 15 years, the term of the license.

  (g) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

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

  (h) Reporting Currency and Foreign Currency Translation

     The statutory accounts of BECET are maintained in accordance with Kazakh accounting rules and regulations and are stated in Kazakh tenge. The Kazakh statements are translated into U.S. dollars and then adjusted to U.S. GAAP in accordance with Statement of Financial Accounting Standards No. 52, "Accounting for Foreign Currency Translation" ("SFAS 52"). BECET's functional currency is the U.S. dollar as virtually all equipment expenditures are made in U.S. dollars and revenues are collected in U.S. dollar equivalents.

     In accordance with SFAS 52, BECET has re-measured its financial statements since the functional currency is also the reporting currency and because BECET is subject to highly inflationary accounting. Accordingly, U.S. dollar transactions are re-measured at their historical value. Monetary assets and liabilities denominated in local currencies are translated into U.S. dollars at the prevailing period-end exchange rate. All other assets and liabilities are translated at historical exchange rates. Results of operations have been translated using the monthly average exchange rates. Translation differences resulting from the use of these different rates are included in the accompanying statements of operations. The tenge to U.S. dollar exchange rates used as of December 31, 1997 and 1996 were 75.5 tenge to 1 U.S. dollar and 73.3 tenge to 1 U.S. dollar, respectively.

  (i) Income Tax

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

  (j) Use of Estimates

     The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

  (k) Reclassifications

     Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current year's presentation.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

(3) PROPERTY AND EQUIPMENT

     Property and equipment, at cost, as of December 31, 1997 and 1996 consists of the following:

                                                               1997       1996
                                                              -------    -------
Base station equipment......................................  $16,998    $14,040
Leasehold improvements and renovations......................    5,277      3,847
Office equipment, computers, and software...................    3,193      2,652
Other telecommunications equipment..........................    1,092        932
Vehicles....................................................      456        398
Residential apartments......................................      335        335
                                                              -------    -------
          Total property and equipment......................   27,351     22,204
Less accumulated depreciation...............................   (6,423)    (3,205)
                                                              -------    -------
Net book value of assets subject to depreciation............   20,928     18,999
Uninstalled equipment.......................................    2,434      3,343
                                                              -------    -------
          Property and equipment, net.......................  $23,362    $22,342
                                                              =======    =======

(4) TELECOMMUNICATIONS LICENSE

     The telecommunications license as of December 31, 1997 and 1996 consists of the following:

                                                               1997       1996
                                                              -------    -------
Costs.......................................................  $31,595    $31,595
Less accumulated amortization...............................   (7,902)    (5,795)
                                                              -------    -------
  Telecommunications licenses net...........................  $23,693    $25,800
                                                              =======    =======

     In March 1994, PLD acquired all of the outstanding shares of the Company for consideration of $30.0 million plus costs of acquisition of $0.8 million and $0.8 million of BECET's organization costs. The acquisition was accounted for by the purchase method of accounting. As of the date of acquisition, BECET had not commenced operations and did not have any tangible assets or liabilities. Therefore, the entire purchase price was allocated to BECET's cellular license. This purchase accounting has been "pushed down" into the Company's financial statements.

(5) SHARE CAPITAL

     The authorized share capital of the Company as of December 31, 1997 and 1996 was 20,001,000 ordinary shares of $1 par value each. The shares may be divided into such number of classes and series as determined by the directors. The issued and outstanding share capital of the Company as of December 31, 1997 and 1996 consisted of 20,000,002 shares with aggregate par value of $20,000,002. Two shares were issued on incorporation on October 27, 1993 and an additional 20,000,000 shares were issued on December 20, 1995 to PLD for the contribution to purchase the Class B shares of BECET (see note 1). Total dividends declared and paid were $1,000,000, $0, and $0 for the years ended December 31, 1997, 1996, and 1995, respectively.

(6) RELATED PARTY TRANSACTIONS

     (a) Management fees of $1,155,000, $885,000, and $530,000 for the years ended December 31, 1997, 1996, and 1995, respectively, were charged by PLD for management services (see note 8). Balances outstanding of $129,000 and $265,000 as of December 31, 1997 and 1996, respectively, in relation to these charges, are included in due to related parties.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

     (b) Additional charges, related to management services, of $191,000, $26,000, and $841,000 for the years ended December 31, 1997, 1996, and 1995, respectively, were charged to BECET by PLD and another PLD subsidiary. These amounts are included in general and administrative expenses. Balances outstanding of $929,000 and $791,000 as of December 31, 1997 and 1996, respectively, in relation to these charges, are included in due to related parties.

     (c) Direct costs included costs of $4,163,000, $3,291,000, and $1,788,000 for the years ended December 31, 1997, 1996, and 1995, respectively, were charged by KT to BECET. Balances outstanding of $817,000 and $233,000 as of December 31, 1997 and 1996, respectively, in relation to these charges, are included in due to related parties.


     (d) Consulting fees of $88,000, $81,000 and $107,000 for the years ended December 31, 1997, 1996, and 1995, respectively, were paid to KT by BECET (see note 8). These amounts are included in general and administrative expenses. There was no balance outstanding as of December 31, 1997 and 1996 in relation to these charges.



     (e) The unpaid balance of a non-interest bearing advance from BECET to KT in the amount of $78,000, as of December 31, 1996, is included in due from related parties.


     (f) Lease payments for the office premises in Almaty and other premises of $91,000 for each of the years ended December 31, 1997, 1996, and 1995 were paid by BECET to KT. There was no balance outstanding in relation to these leases as of December 31, 1997 and 1996.

(7) INCOME TAX

     The provision for income tax expense for the years ended December 31, 1997, 1996, and 1995 consists solely of current tax due to the government of Kazakhstan. The statutory Kazakh income tax rate for the years ended December 31, 1997, 1996, and 1995 was 30%. The effective tax rates on income as calculated under U.S. GAAP differ from the statutory rates due to differences between taxable income under the tax laws of Kazakhstan and net income before income tax and minority interest for U.S. GAAP purposes. These differences are as follows:

                                                               1997     1996     1995
                                                              ------    -----    ----
Provision (benefit) for income taxes at statutory rate....    $2,636    1,200    (603)
Add (deduct) the tax effect of:
  Non-deductible amortization of license..................       633      626     617
  Depreciation expense from Kazakh revaluation of property
     and equipment........................................      (149)     (45)    (24)
  Amortization of intangible asset not recorded in U.S.
     GAAP financial statements............................       (46)     (48)    (49)
  Foreign currency loss...................................        73      102       2
  Other...................................................       501     (288)    304
                                                              ------    -----    ----
     Provision for income tax.............................    $3,648    1,547     247
                                                              ======    =====    ====

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:

                                                                1997    1996
                                                                ----    ----
Deferred tax assets:
  Allowance for doubtful accounts...........................    $342     255
  Accumulated depreciation and amortization.................     267     205
  Accounts payable and accrued liabilities..................      45       2
  Due to related parties....................................     278     260
  Other.....................................................       8      --
                                                                ----    ----
                                                                 940     722
Less valuation allowance....................................    (235)   (286)
                                                                ----    ----
  Net deferred tax asset....................................     705     436
Deferred tax liabilities:
  Inventory.................................................      --    (225)
  Other.....................................................    (705)   (211)
                                                                ----    ----
                                                                $ --      --
                                                                ====    ====

     As a result of the rapid change in regulatory environment and uncertainty surrounding the Kazakh tax regime, the Company has provided a valuation allowance against deferred tax assets.

     The net change in the valuation allowance for the years ended December 31, 1997 and 1996, was a decrease of $51,000 and $692,000, respectively.

(8) COMMITMENTS AND CONTINGENCIES

  (a) Leases

     As of December 31, 1997, BECET had long-term operating leases primarily involving business facilities and equipment. The leases have varying terms and contain renewal options. Future minimum lease payments under non-cancelable operating leases consist of the following as of December 31, 1997:

1998..............................................    $  414
1999..............................................       383
2000..............................................       275
2001..............................................        60
2002..............................................        20
Thereafter........................................        63
                                                      ------
          Total future minimum lease payments.....    $1,215
                                                      ======

     Rent expense for the years ending December 31, 1997, 1996, and 1995 was $541,000, $422,000, and $375,000, respectively.

  (b) PLD

     On January 1, 1995, the Company entered into a 2 year agreement with PLD, under which PLD would provide certain consulting, informational services, management support services, and personnel expertise. The agreement can be automatically renewed for successive 12 month periods unless terminated by either party with at least 3 months written notice. Payments under this agreement are $25,000 per month plus 3% of

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED monthly gross revenues. The agreement was automatically renewed for 1998 and the minimum commitment for the Company in 1998 is $300,000 plus 3% of gross revenues.

  (c) KT

     On January 1, 1995, BECET entered into a 2 year agreement with KT, under which KT would provide certain consulting services, management support services, and personnel expertise. Payments under this agreement were 300,000 tenge per month ($3,975 at the December 31, 1997 exchange rate) plus 0.15% of monthly gross revenues. This agreement was terminated as of December 31, 1997 and BECET is currently negotiating a new consulting agreement with KT. The new agreement is anticipated to provide for fees of 300,000 tenge per month plus 1.0% of monthly gross revenues, and to be effective as of January 1, 1998, with a one year term automatically renewable for successive one year periods unless terminated by either party.

  (d) Guarantee

     In June 1996, PLD issued senior discount notes and convertible subordinated notes with an aggregate principal amount of $149.5 million. The Company, along with other PLD subsidiaries, is a guarantor of the debt under the terms of the related indentures.

                                 EXHIBIT INDEX


23.1    Consent of KPMG Peat Marwick LLP.
23.2    Consent of KPMG.
23.3    Consent of KPMG.
23.4    Consent of KPMG.
23.5    Consent of KPMG.