Form 10-Q/A
period 1998-03-31
PLD TELEKOM INC
filed 1998-07-22
CIK 890568

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-Q/A


                               (AMENDMENT NO. 1)


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER: 0-20444

                            ------------------------

                                PLD TELEKOM INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      13-3950002
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OF ORGANIZATION)                      IDENTIFICATION NO.)

             680 FIFTH AVENUE, 24TH FLOOR, NEW YORK, NEW YORK 10019 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                 (212) 262-6060
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

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

       COMMON STOCK, $.01 PAR VALUE -- 33,324,290 SHARES (APRIL 29, 1998)

================================================================================

                                PLD TELEKOM INC.

                                     INDEX


                                                              PAGE
                                                              ----
PART I FINANCIAL INFORMATION

  Item 1. Financial Statements

     PLD Telekom Inc.
       Consolidated Condensed Balance Sheets as of March 31,
        1998 (Unaudited) and December 31, 1997..............    2
       Consolidated Condensed Statements of Operations
        (Unaudited) for the three months ended March 31,
        1998 and 1997.......................................    3
       Consolidated Condensed Statements of Cash Flows
        (Unaudited) for the three months ended March 31,
        1998 and 1997.......................................    4
       Notes to Consolidated Condensed Financial Statements
        (Unaudited) for the three months ended March 31,
        1998................................................    5

     NWE Capital (Cyprus) Ltd.
       Consolidated Condensed Balance Sheets as of March 31,
        1998 (Unaudited) and December 31, 1997..............   16
       Consolidated Condensed Statements of Operations
        (Unaudited) for the three months ended March 31,
        1998 and 1997.......................................   17
       Consolidated Condensed Statements of Cash Flows
        (Unaudited) for the three months ended March 31,
        1998 and 1997.......................................   18
       Notes to the Consolidated Condensed Financial
        Statements (Unaudited) for the three months ended
        March 31, 1998......................................   19

     Technocom Limited and Subsidiaries
       Consolidated Condensed Balance Sheets as of March 31,
        1998 (Unaudited) and March 31, 1997.................   22
       Consolidated Condensed Statements of Operations
        (Unaudited) for the three months ended March 31,
        1998 and 1997.......................................   23
       Consolidated Condensed Statements of Cash Flows
        (Unaudited) for the three months ended March 31,
        1998 and 1997.......................................   24
       Notes to the Consolidated Condensed Financial
        Statements (Unaudited) for the three months ended
        March 31, 1998......................................   25

     Wireless Technology Corporations Limited
       Consolidated Condensed Balance Sheets as of March 31,
        1998 (Unaudited) and December 31, 1997..............   28
       Consolidated Condensed Statements of Operations
        (Unaudited) for the three months ended March 31,
        1998 and 1997.......................................   29
       Consolidated Condensed Statements of Cash Flows
        (Unaudited) for the three months ended March 31,
        1998 and 1997.......................................   30
       Notes to the Consolidated Condensed Financial
        Statements (Unaudited) for the three months ended
        March 31, 1998......................................   31

  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   32

PART II OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K..................   37

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                PLD TELEKOM INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                MARCH 31, 1998 (UNAUDITED) AND DECEMBER 31, 1997

                                                               MARCH 31      DECEMBER 31
                                                                 1998           1997
                                                              ----------    -------------
                                                              (THOUSANDS OF U.S. DOLLARS)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $  17,145      $ 17,256
  Trade receivables, net of allowances......................      17,174        17,078
  Other receivables and prepaids............................      10,171         8,615
  Inventory.................................................       2,978         2,802
  Due from related parties..................................       7,049         6,320
                                                               ---------      --------
          Total current assets..............................      54,517        52,071
Escrow funds................................................      34,317        33,868
Property and equipment, net.................................     139,156       134,998
Telecommunications licenses, net............................      76,350        78,837
Due from related parties....................................       3,011         3,011
Other investments...........................................       6,131         7,036
Other assets................................................      24,689        25,765
                                                               ---------      --------
          Total assets......................................   $ 338,171      $335,586
                                                               =========      ========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.....................................      20,320        20,320
  Accounts payable..........................................      12,169        13,597
  Accrued liabilities.......................................       5,725         5,750
  Due to related parties....................................       5,345         5,336
  Deferred revenues.........................................       2,317         3,128
  Customer deposits.........................................       3,321         3,070
  Other current liabilities.................................       4,768         2,256
                                                               ---------      --------
          Total current liabilities.........................      53,965        53,457
Long-term debt..............................................     136,437       133,516
Minority interest...........................................      25,047        21,382
Shareholders' equity:
  Preferred stock, par value $0.01 per share,
     authorized -- 100,000,000, issued and
     outstanding -- 446,884.................................           4             4
  Common stock, par value $0.01 per share,
     authorized -- 100,000,000, issued and
     outstanding -- 33,324,290..............................         333           333
  Additional paid-in capital................................     204,007       204,007
  Accumulated deficit.......................................     (81,622)      (77,113)
                                                               ---------      --------
          Total shareholders' equity........................     122,722       127,231
                                                               ---------      --------
          Total liabilities and shareholders' equity........   $ 338,171      $335,586
                                                               =========      ========

     See accompanying notes to consolidated condensed financial statements.

                                PLD TELEKOM INC.

          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                          THREE MONTHS ENDED MARCH 31

                                                                   1998              1997
                                                              --------------    --------------
                                                                (THOUSANDS OF U.S. DOLLARS,
                                                              EXCEPT SHARE AND PER SHARE DATA)
Revenues:
  Telecommunications........................................    $    34,719       $    23,380
  Finance lease income......................................            447               511
                                                                -----------       -----------
                                                                     35,166            23,891
Direct costs................................................         10,796             8,521
                                                                -----------       -----------
     Gross profit...........................................         24,370            15,370
Operating expenses:
  General and administrative................................          9,700             7,248
  Depreciation..............................................          3,099             2,325
  Amortization..............................................          2,692             2,028
  Taxes other than income taxes.............................          1,680             1,288
                                                                -----------       -----------
                                                                     17,171            12,889
                                                                -----------       -----------
     Operating income.......................................          7,199             2,481
Other income/(expense):
  Share of loss from equity investments.....................          (210)             (278)
  Interest and other income.................................            871             1,142
  Interest expense..........................................        (5,190)           (4,269)
  Amortization of deferred financing costs..................          (401)             (288)
  Foreign exchange loss.....................................          (116)              (39)
  Loss on disposal of investments and property and
     equipment..............................................             --             (251)
                                                                -----------       -----------
     Earnings/(loss) before income taxes and minority
      interest..............................................          2,153           (1,502)
  Income taxes..............................................          2,997             1,074
                                                                -----------       -----------
     Loss before minority interest..........................          (844)           (2,576)
Minority interest...........................................          3,665             1,766
                                                                -----------       -----------
     Net loss...............................................    $   (4,509)       $   (4,342)
                                                                ===========       ===========
Net loss per common share:
  Basic.....................................................    $    (0.14)       $    (0.14)
                                                                ===========       ===========
  Diluted...................................................    $    (0.14)       $    (0.14)
                                                                ===========       ===========
Weighted average common shares outstanding..................     33,324,290        31,731,034
                                                                ===========       ===========

     See accompanying notes to consolidated condensed financial statements.

                                PLD TELEKOM INC.


          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                          THREE MONTHS ENDED MARCH 31
                          (THOUSANDS OF U.S. DOLLARS)

                                                               1998         1997
                                                              -------      -------
Cash flows from operating activities:
  Net loss..................................................  $(4,509)     $(4,342)
  Adjustments to reconcile net loss to net cash provided
     by/(used in) operating activities:
     Depreciation and amortization..........................    6,192        4,641
     Share of loss of equity investments....................      210          278
     Accrued interest on senior discount notes..............    3,964        3,375
     Minority interest......................................    3,665        1,766
     Other..................................................       --          253
     Changes in operating assets and liabilities:
       Decrease/(increase) in trade receivables, net of
        allowances..........................................      (96)      (2,061)
       Decrease/(increase) in other receivables and
        prepaids............................................   (1,556)         849
       Decrease/(increase) in inventory.....................     (176)         159
       Change in due from or to related parties.............     (720)        (204)
       Increase/(decrease) in accounts payable, accrued
        liabilities, customer deposits and other current
        liabilities.........................................     (668)       1,725
       Increase/(decrease) in deferred revenue..............     (811)         270
                                                              -------      -------
                                                                5,495        6,709
Cash flows from investing activities:
  Capital expenditures......................................   (5,894)     (13,902)
  Escrow funds..............................................     (449)        (535)
  Investments and other assets..............................    1,164       (2,085)
                                                              -------      -------
                                                               (5,179)     (16,522)
Cash flows from financing activities:
  Payments on long-term indebtedness........................     (427)          --
  Short-term debt borrowings................................       --        5,171
  Issuance of common stock..................................       --           95
                                                              -------      -------
                                                                 (427)       5,266
                                                              -------      -------
Decrease in cash and cash equivalents.......................     (111)      (4,547)
Cash and cash equivalents, beginning of period..............   17,256       40,674
                                                              -------      -------
Cash and cash equivalents, end of period....................  $17,145      $36,127
                                                              =======      =======
Supplemental disclosures:
  Non-cash investing and financing activities:
  Supplier financing........................................  $ 1,363           --
                                                              =======      =======
  Interest paid.............................................  $   532      $   251
                                                              =======      =======
  Income taxes paid.........................................  $ 2,885      $ 1,106
                                                              =======      =======

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


     (c) Comprehensive income. Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," was issued in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 as of January 1, 1998. For the three months ended March 31, 1998 comprehensive loss was equal to consolidated net loss reported on the consolidated statement of operations. As SFAS 130 only requires additional disclosures in the Company's consolidated financial statements, its adoption did not have any impact on the Company's consolidated financial position or results of operations.


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

                                PLD TELEKOM INC.

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

                                PLD TELEKOM INC.

     (e) Teleport-TP currently utilizes capacity on three Intelsat satellites for the provision of its international and domestic long distance services, pursuant to a fifteen year contract signed with Intelsat in January 1993. The agreement requires quarterly payments of $616,500 for the remainder of its term.

(5) SUBSEQUENT EVENTS


     On April 19, 1998, the Company entered into separate agreements with News America Incorporated ("News America"), a wholly owned subsidiary of News Corporation Limited, and Cable and Wireless plc ("Cable & Wireless") regarding, among other things, the acquisition by the Company of: (i) an additional 11% interest in its subsidiary PeterStar from News America (after its acquisition of such interest from Cable & Wireless); and (ii) a 50% interest in BELCEL, a mobile telephone business in Belarus, together with certain intercompany indebtedness from Cable & Wireless. In connection with these acquisitions, the Company agreed to issue an aggregate of 4.3 million shares of its Common Stock to News America and Cable & Wireless. In addition, Cable & Wireless and News America entered into an agreement providing for the sale by Cable & Wireless to News America of its complete stake in the Company (including the Common Stock being issued by the Company to Cable & Wireless in exchange for the interest in BELCEL) and a warrant to purchase 250,000 shares of Common Stock. The transactions are conditioned on, among other things, clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (which was received on May 4, 1998) and approval of the acquisition of the additional PeterStar interest by the shareholders of the Company. The Company currently expects the transactions to close in August 1998.


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

                                PLD TELEKOM INC.

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

                                PLD TELEKOM INC.

                          CONSOLIDATING BALANCE SHEET
                                  (UNAUDITED)
                              AS OF MARCH 31, 1998


                                                                        NON-
                                                      GUARANTOR      GUARANTOR
                                                     SUBSIDIARIES   SUBSIDIARIES                      PLD
                                           PARENT     (COMBINED)     (COMBINED)    ELIMINATIONS   CONSOLIDATED
                                           -------   ------------   ------------   ------------   ------------
                                                                     (IN THOUSANDS)
                                                    ASSETS
Current assets:
  Cash and cash equivalents..............    1,735         406         15,004              --        17,145
  Trade Receivables, net of allowances...       --       1,482         15,692              --        17,174
  Other receivables and prepaids.........    1,221         160          8,790              --        10,171
  Inventory..............................       --         260          2,718              --         2,978
  Due from related parties...............      600       1,313          5,136              --         7,049
                                           -------     -------        -------        --------       -------
          Total current assets...........    3,556       3,621         47,340              --        54,517
Escrow funds.............................   34,317          --             --              --        34,317
Intercompany investments and advances....  217,212     149,477          2,766        (369,455)           --
Property and equipment, net..............      223       6,039        133,979          (1,085)      139,156
Telecommunications licenses, net.........       --          --             --          76,350        76,350
Due from related parties.................       --       3,011             --              --         3,011
Other investments........................    3,000       7,594          3,642          (8,105)        6,131
Other assets.............................   11,909          65            349          12,366        24,689
                                           -------     -------        -------        --------       -------
          Total assets...................  270,217     169,807        188,076        (289,929)      338,171
                                           =======     =======        =======        ========       =======

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings..................   19,420          --            900              --        20,320
  Accounts payable.......................        3       2,584          9,582              --        12,169
  Accrued liabilities....................      576         150          4,999              --         5,725
  Due to related parties.................       --          24          5,321              --         5,345
  Deferred revenue.......................       --           4          2,313              --         2,317
  Customer deposits......................       --          --          3,321              --         3,321
  Other current liabilities..............    1,318         118          3,332              --         4,768
                                           -------     -------        -------        --------       -------
          Total current liabilities......   21,317       2,880         29,768              --        53,965
Long-term debt...........................  126,178          --         10,259              --       136,437
Intercompany payables....................       --      43,869         39,229         (83,098)           --
Minority interest........................       --          --             --          25,047        25,047
Commitments and contingencies............       --          --             --              --            --
Shareholders' equity:
  Preferred stock........................        4          --         40,000         (40,000)            4
  Common stock...........................      333     125,640         33,908        (159,548)          333
  Additional paid-in capital.............  204,007          --             --              --       204,007
  Accumulated deficit....................  (81,622)     (2,582)        34,912         (32,330)      (81,622)
                                           -------     -------        -------        --------       -------
          Total shareholders' equity.....  122,722     123,058        108,820        (231,878)      122,722
                                           -------     -------        -------        --------       -------
          Total liabilities and
            shareholders' equity.........  270,217     169,807        188,076        (289,929)      338,171
                                           =======     =======        =======        ========       =======

                                PLD TELEKOM INC.

                          CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1997

                                                                  NON-
                                               GUARANTOR       GUARANTOR
                                              SUBSIDIARIES    SUBSIDIARIES
                                   PARENT      (COMBINED)      (COMBINED)     ELIMINATIONS    CONSOLIDATED
                                   -------    ------------    ------------    ------------    ------------
                                                               (IN THOUSANDS)
                                                  ASSETS
Current assets:
  Cash and cash equivalents......    5,513          241          11,502               --         17,256
  Trade Receivables, net of
     allowances..................       --        1,239          15,839               --         17,078
  Other receivables and
     prepaids....................    1,220          168           7,227               --          8,615
  Inventory......................       --          214           2,588               --          2,802
  Due from related parties.......    1,600           --           4,720               --          6,320
                                   -------      -------         -------         --------        -------
          Total current assets...    8,333        1,862          41,876               --         52,071
Escrow funds.....................   33,868           --              --               --         33,868
Intercompany investments and
  advances.......................  210,844      148,295           2,615         (361,754)            --
Property and equipment, net......      191        6,181         129,780           (1,154)       134,998
Telecommunications licenses, net
  of amortization................       --           --             622           78,215         78,837
Due from related parties.........    3,011           --              --               --          3,011
Other investments................    3,000        7,384           4,036           (7,384)         7,036
Other assets.....................   11,971        2,846             803           10,145         25,765
                                   -------      -------         -------         --------        -------
          Total assets...........  271,218      166,568         179,732         (281,932)       335,586
                                   =======      =======         =======         ========        =======
                                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings..........   19,420           --             900               --         20,320
  Accounts payable...............    1,224        1,861          10,512               --         13,597
  Accrued liabilities............      371           34           5,495             (150)         5,750
  Due to related parties.........       --           --           6,394           (1,058)         5,336
  Deferred revenue...............       --           --           3,128               --          3,128
  Customer deposits..............       --           --           3,070               --          3,070
  Other current liabilities......      758          283           1,258              (43)         2,256
                                   -------      -------         -------         --------        -------
          Total current
            liabilities..........   21,773        2,178          30,757           (1,251)        53,457
Long-term debt...................  122,214           --          11,302               --        133,516
Intercompany payables............       --       45,949          36,250          (82,199)            --
Minority interest................       --           --              --           21,382         21,382
Commitments and contingencies
Shareholders' equity:
  Preferred stock................        4           --          40,000          (40,000)             4
  Common stock...................      333      125,640          33,908         (159,548)           333
  Additional paid-in capital.....  204,007           --              --               --        204,007
  Accumulated deficit............  (77,113)      (7,199)         27,515          (20,316)       (77,113)
                                   -------      -------         -------         --------        -------
          Total shareholders'
            equity...............  127,231      118,441         101,423         (219,864)       127,231
                                   -------      -------         -------         --------        -------
          Total liabilities and
            shareholders'
            equity...............  271,218      166,568         179,732         (281,932)       335,586
                                   =======      =======         =======         ========        =======

                                PLD TELEKOM INC.

                     CONSOLIDATING STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                       THREE MONTHS ENDED MARCH 31, 1998

                                                                  NON-
                                               GUARANTOR       GUARANTOR
                                              SUBSIDIARIES    SUBSIDIARIES
                                   PARENT      (COMBINED)      (COMBINED)     ELIMINATIONS    CONSOLIDATED
                                   -------    ------------    ------------    ------------    ------------
                                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Revenues:
  Telecommunications.............  $    --        2,242          32,477              --          34,719
  Finance lease income...........       --          210             447            (210)            447
  Management fees................    1,025           --              --          (1,025)             --
                                   -------       ------          ------         -------          ------
          Total revenues.........    1,025        2,452          32,924          (1,235)         35,166
Direct costs.....................                 1,144           9,652              --          10,796
                                   -------       ------          ------         -------          ------
          Gross profit...........    1,025        1,308          23,272          (1,235)         24,370
Operating expenses:
  General and administrative.....    1,553          722           7,526            (101)          9,700
  Depreciation...................      (53)         208           2,944              --           3,099
  Amortization...................    1,248        1,221              79             144           2,692
  Management fees................       --           --           1,025          (1,025)             --
  Taxes other than income
     taxes.......................      130          178           1,372              --           1,680
                                   -------       ------          ------         -------          ------
          Total operating
            expenses.............    2,878        2,329          12,946            (982)         17,171
                                   -------       ------          ------         -------          ------
          Operating
            income/(loss)........   (1,853)      (1,021)         10,326            (253)          7,199
Other income/(expense):
  Share of income/(loss) from
     equity investments..........    2,575        5,694            (210)         (8,269)           (210)
  Interest and other income......      515          136             220              --             871
  Interest expense...............   (5,028)          --            (372)            210          (5,190)
  Amortization of deferred
     financing costs.............     (401)          --              --              --            (401)
  Foreign exchange loss..........       --          (73)            (43)             --            (116)
  Loss on disposals..............     (317)          --             400             (83)             --
                                   -------       ------          ------         -------          ------
          Earnings/(loss) before
            income taxes and
            minority interest....   (4,509)       4,736          10,321          (8,395)          2,153
Income taxes.....................       --           72           2,925              --           2,997
                                   -------       ------          ------         -------          ------
          Loss before minority
            interest.............   (4,509)       4,664           7,396          (8,395)           (844)
Minority interest................       --           --              --           3,665           3,665
                                   -------       ------          ------         -------          ------
          Net loss...............  $(4,509)       4,664           7,396         (12,060)         (4,509)
                                   =======       ======          ======         =======          ======

                                PLD TELEKOM INC.

                     CONSOLIDATING STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                       THREE MONTHS ENDED MARCH 31, 1997

                                                                  NON-
                                               GUARANTOR       GUARANTOR
                                              SUBSIDIARIES    SUBSIDIARIES
                                   PARENT      (COMBINED)      (COMBINED)     ELIMINATIONS    CONSOLIDATED
                                   -------    ------------    ------------    ------------    ------------
                                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Revenues:
  Telecommunications.............  $    --       1,779           21,601              --          23,380
  Finance lease income...........       --         188              511            (188)            511
  Management fees................       --         562               --            (562)             --
                                   -------       -----           ------          ------          ------
          Total revenues.........       --       2,529           22,112            (750)         23,891
Direct costs.....................       --         291            8,230              --           8,521
                                   -------       -----           ------          ------          ------
          Gross profit...........       --       2,238           13,882            (750)         15,370
Operating expenses:
  General and administrative.....      610       1,160            5,769            (291)          7,248
  Depreciation...................      (69)        192            2,202              --           2,325
  Amortization...................      796       1,220               12              --           2,028
  Management fees................        5          --              557            (562)             --
  Taxes other than income
     taxes.......................       85          97            1,106              --           1,288
          Total operating
            expenses.............       --          --               --              --              --
                                   -------       -----           ------          ------          ------
                                     1,427       2,669            9,646            (853)         12,889
                                   -------       -----           ------          ------          ------
          Operating
            income/(loss)........   (1,427)       (431)           4,236             103           2,481
Other income/(expense):
  Share of income/(loss) from
     equity investments..........      603       2,570             (278)         (3,173)           (278)
  Interest and other income......      607          --              502              33           1,142
  Interest expense...............   (3,970)       (203)            (502)            406          (4,269)
  Amortization of deferred
     financing costs.............     (288)         --               --              --            (288)
  Foreign exchange loss..........      133          92             (264)             --             (39)
  Loss on disposals..............       --          --               --            (251)           (251)
                                   -------       -----           ------          ------          ------
          Earnings/(loss) before
            income taxes and
            minority interest....   (4,342)      2,028            3,694          (2,882)         (1,502)
Income taxes.....................       --          32              750             292           1,074
                                   -------       -----           ------          ------          ------
          Loss before minority
            interest.............   (4,342)      1,996            2,944          (3,174)         (2,576)
Minority interest................       --          --              121           1,645           1,766
                                   -------       -----           ------          ------          ------
          Net loss...............  $(4,342)      1,996            2,823          (4,819)         (4,342)
                                   =======       =====           ======          ======          ======

                                PLD TELEKOM INC.

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                       THREE MONTHS ENDED MARCH 31, 1998

                                                                         NON-
                                                       GUARANTOR      GUARANTOR
                                                      SUBSIDIARIES   SUBSIDIARIES
                                             PARENT    (COMBINED)     (COMBINED)    ELIMINATIONS   CONSOLIDATED
                                             ------   ------------   ------------   ------------   ------------
                                                                       (IN THOUSANDS)
Net cash provided by/(used in) operating
  activities...............................     513        332          10,408         (5,758)         5,495
                                             ------       ----          ------         ------         ------
Cash flows from investing activities:
  Capital expenditures.....................     (49)       (74)         (6,423)           652         (5,894)
  Escrow funds.............................    (449)        --              --             --           (449)
  Investments and other assets.............  (3,793)       650             (56)         4,363          1,164
                                             ------       ----          ------         ------         ------
          Net cash used in investing
            activities.....................  (4,291)       576          (6,479)         5,015         (5,179)
                                             ------       ----          ------         ------         ------
Cash flows from financing activities:
  Short-term borrowings/(repayments).......      --         --            (427)            --           (427)
  Issuance of stock........................      --         --              --             --             --
  Related party advances and other.........      --       (743)             --            743             --
                                             ------       ----          ------         ------         ------
     Net cash provided by financing
       activities..........................      --       (743)           (427)           743           (427)
                                             ------       ----          ------         ------         ------
     (Decrease)/Increase in cash and cash
       equivalents.........................  (3,778)       165           3,502             --           (111)
Cash and cash equivalents at beginning of
  period...................................   5,513        241          11,502             --         17,256
                                             ------       ----          ------         ------         ------
Cash and cash equivalents at end of
  period...................................   1,735        406          15,004             --         17,145
                                             ======       ====          ======         ======         ======

                                PLD TELEKOM INC.

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                       THREE MONTHS ENDED MARCH 31, 1997

                                                                  NON-
                                               GUARANTOR       GUARANTOR
                                              SUBSIDIARIES    SUBSIDIARIES
                                    PARENT     (COMBINED)      (COMBINED)     ELIMINATIONS    CONSOLIDATED
                                    ------    ------------    ------------    ------------    ------------
                                                                (IN THOUSANDS)
Net cash provided by/(used in)
  operating activities............    (907)      (2,306)          5,422           4,500           6,709
                                    ------       ------         -------          ------         -------
Cash flows from investing
  activities:
  Capital expenditures............      --          (86)         (8,758)         (5,058)        (13,902)
  Escrow funds....................    (535)          --              --              --            (535)
  Investment and other assets.....  (3,152)         694          (2,125)          2,498          (2,085)
                                    ------       ------         -------          ------         -------
          Net cash used in
            investing
            activities............  (3,687)         608         (10,883)         (2,560)        (16,522)
                                    ------       ------         -------          ------         -------
Cash flows from financing
  activities:
  Short-term
     borrowings/(repayments)......      --           --           5,171              --           5,171
  Issuance of stock...............      95           --              --              --              95
  Related party advances and
     other........................      --        1,747             193          (1,940)             --
                                    ------       ------         -------          ------         -------
          Net cash provided by
            financing
            activities............      95        1,747           5,364          (1,940)          5,266
                                    ------       ------         -------          ------         -------
          (Decrease)/Increase in
            cash and cash
            equivalents...........  (4,499)          49             (97)             --          (4,547)
Cash and cash equivalents at
  beginning of period.............   7,271          331          33,072              --          40,674
                                    ------       ------         -------          ------         -------
Cash and cash equivalents at end
  of period.......................   2,772          380          32,975              --          36,127
                                    ======       ======         =======          ======         =======

                           NWE CAPITAL (CYPRUS) LTD.

                  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                  (UNAUDITED)

                           NWE CAPITAL (CYPRUS) LTD.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                MARCH 31, 1998 (UNAUDITED) AND DECEMBER 31, 1997



                                                                 1998             1997
                                                              -----------      -----------
                                                              (THOUSANDS OF U.S. DOLLARS)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 10,490            7,849
  Trade receivables, net of allowances......................     12,016           12,725
  Other receivables and prepaids............................      2,472            3,266
  VAT receivable............................................      5,385            2,154
  Due from related parties..................................         --              468
  Inventory.................................................      2,671            2,566
                                                               --------         --------
          Total current assets..............................     33,034           29,028
Property and equipment, net.................................     82,769           79,002
Telecommunications licenses, net............................     41,208           42,286
Other receivables...........................................      3,012            3,012
Goodwill, net...............................................      1,526            1,580
Other assets................................................        285              280
                                                               --------         --------
          Total assets......................................   $161,834          155,188
                                                               ========         ========

                           LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Bank indebtedness.........................................        900              900
  Accounts payable..........................................      4,868            3,064
  Accrued liabilities.......................................      4,559            3,044
  Advances from other group companies.......................     31,066           32,810
  Due to related parties....................................        553              818
  Customer deposits and advances............................      5,346            5,978
  Current portion of long term debt.........................      3,863            3,988
                                                               --------         --------
          Total current liabilities.........................     51,155           50,602
                                                               --------         --------
Long term debt..............................................     11,089           12,458
Due to related parties......................................      2,144            2,144
Minority interest...........................................     23,126           19,391
Commitments and contingencies (note 3)
Shareholder's equity:
  Common stock, par value CYP 1 per share. Authorized
     3,246,174 shares in 1998 and 1997; issued and
     outstanding 1,000 shares in 1998 and 1997..............      7,082            7,082
  Contributed surplus.......................................     63,723           63,723
  Accumulated surplus (deficit).............................      3,515             (212)
                                                               --------         --------
          Total shareholder's equity........................     74,320           70,593
                                                               --------         --------
          Total liabilities and shareholder's equity........   $161,834          155,188
                                                               ========         ========


     See accompanying notes to consolidated condensed financial statements.

                           NWE CAPITAL (CYPRUS) LTD.

          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                          THREE MONTHS ENDED MARCH 31


                          (THOUSANDS OF U.S. DOLLARS)


                                                               1998         1997
                                                              -------      -------
Telecommunications revenue..................................  $27,100       16,057
Direct costs................................................    7,445        4,268
                                                              -------      -------
          Gross profit......................................   19,655       11,789
Operating expenses:
  General and administrative................................    5,246        4,030
  Management fees...........................................      400           --
  Depreciation..............................................    2,075        1,745
  Amortization..............................................    1,234        1,234
  Taxes other than income taxes.............................      925          748
                                                              -------      -------
          Total operating expenses..........................    9,880        7,757
          Operating income..................................    9,775        4,032
Other income/(expense):
  Interest and other income.................................      536           64
  Interest on long term debt................................     (229)        (205)
  Foreign exchange loss.....................................     (110)        (203)
                                                              -------      -------
          Income before income taxes and minority
            interest........................................    9,972        3,688
Income taxes................................................    2,510          620
                                                              -------      -------
          Income before minority interest...................    7,462        3,068
Minority interest...........................................    3,735        1,919
                                                              -------      -------
          Net income........................................  $ 3,727        1,149
                                                              =======      =======

     See accompanying notes to condensed consolidated financial statements.

                           NWE CAPITAL (CYPRUS) LTD.

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                          (THOUSANDS OF U.S. DOLLARS)



                                                               1998         1997
                                                              -------      -------
Cash flows from operating activities:
  Net income................................................  $ 3,727        1,149
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    3,309        2,979
     Minority interest......................................    3,735        1,919
     Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable...........      709       (1,192)
       Decrease (increase) in other receivables and
        prepaids............................................      794            6
       (Increase) decrease in VAT receivable................   (3,231)         360
       (Decrease) increase in inventory.....................     (105)         163
       Change in amounts due from and to related parties....      203           96
       (Decrease) increase in customer deposits and
        advances............................................     (632)         477
       Increase (decrease) in accounts payable and accrued
        liabilities.........................................    2,272       (1,562)
                                                              -------      -------
          Net cash provided by operating activities.........   10,781        4,395
                                                              -------      -------
Cash flows from investing activities:
  Capital expenditures......................................   (4,459)      (4,499)
  Other assets..............................................     (109)           1
                                                              -------      -------
          Net cash used in investing activities.............   (4,568)      (4,498)
                                                              -------      -------
Cash flows from financing activities:
  Long term debt............................................   (2,111)      (6,450)
  Advances from other group companies.......................   (1,461)       6,829
                                                              -------      -------
          Net cash (used in)/provided by financing
            activities......................................   (3,572)         379
                                                              -------      -------
          Increase in cash and cash equivalents.............    2,641          276
Cash and cash equivalents at beginning of year..............    7,849        5,185
                                                              -------      -------
Cash and cash equivalents at end of year....................  $10,490        5,461
                                                              =======      =======
Supplemental Information:
Non-cash investing and financing activities:
  Purchase of equipment with PLD advances and under
     long-term contracts....................................  $ 1,363           --
                                                              =======      =======
  Interest paid.............................................  $    19           --
                                                              =======      =======
  Income taxes paid.........................................  $ 2,784        1,081
                                                              =======      =======


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

                           NWE CAPITAL (CYPRUS) LTD.

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


(4)  COMPREHENSIVE INCOME



     Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," was issued in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 as of January 1, 1998. For the three months ended March 31, 1998, comprehensive loss was equal to consolidated net loss reported on the consolidated statement of operations. As SFAS 130 only requires additional disclosures in the Company's consolidated financial statements, its adoption did not have any impact on the Company's consolidated financial position or results of operations.

                       TECHNOCOM LIMITED AND SUBSIDIARIES


                  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   FOR THE THREE MONTHS ENDED MARCH 31, 1998

                       TECHNOCOM LIMITED AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                MARCH 31, 1998 (UNAUDITED) AND DECEMBER 31, 1997



                                                               1998       1997
                                                              -------    -------
                                                              (THOUSANDS OF U.S.
                                                                   DOLLARS)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   4,385      4,671
  Trade receivables, net of allowances......................   3,677      2,942
  Other receivables.........................................   1,824      2,806
  Due from related parties..................................   5,954      5,591
                                                              ------     ------
          TOTAL CURRENT ASSETS..............................  15,840     16,010
Property and equipment, net.................................  51,084     50,656
Telecommunications licenses, net............................   1,966      2,005
Due from related parties....................................   1,912      2,253
Other investments and assets, net...........................     930      1,307
                                                              ------     ------
          TOTAL ASSETS......................................  71,732     72,231
                                                              ======     ======
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  10,694     11,410
  Accrued liabilities.......................................     879      1,590
  Due to related parties....................................  20,029     18,693
  Deferred taxes............................................     468        549
                                                              ------     ------
          TOTAL CURRENT LIABILITIES.........................  32,070     32,242
Other liabilities...........................................     289        337
Due to related parties......................................     835        336
Supplier financing..........................................   2,900      3,327
SHAREHOLDERS' EQUITY
Capital stock...............................................       1          1
  Preference shares, par value $1.00 per share, authorized,
     issued and fully paid -- 1,000 shares
  Ordinary shares, par value IR(pound)1 per share,
     authorized -- 1,000 shares, issued and fully
     paid -- 199 shares
  Share premium.............................................  40,390     40,390
  Accumulated deficit.......................................  (4,753)    (4,402)
                                                              ------     ------
TOTAL SHAREHOLDERS' EQUITY..................................  35,638     35,989
                                                              ------     ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  71,732     72,231
                                                              ======     ======


   See accompanying notes to the consolidated condensed financial statements

                       TECHNOCOM LIMITED AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                              FOR THE THREE MONTHS


                                 ENDED MARCH 31


                          (THOUSANDS OF U.S. DOLLARS)


                                                              1998     1997
                                                              -----    -----
REVENUES:
  Telecommunications........................................  5,377    5,544
  Finance lease income......................................    447      610
                                                              -----    -----
          TOTAL REVENUES....................................  5,824    6,154
DIRECT COSTS................................................  2,178    3,780
                                                              -----    -----
GROSS PROFIT................................................  3,646    2,374
OPERATING EXPENSES:
  General and administrative................................  2,430    1,869
  Depreciation..............................................    854      423
  Amortization..............................................     65       23
                                                              -----    -----
          TOTAL OPERATING EXPENSES..........................  3,349    2,315
OPERATING INCOME FROM CONTINUING OPERATIONS.................    297       59
OTHER (EXPENSES)/INCOME:
  Share of losses of equity investments.....................   (210)    (278)
  Interest income...........................................     81      436
  Interest expenses.........................................   (143)    (350)
                                                              -----    -----
INCOME/(LOSS) BEFORE TAXATION AND MINORITY INTEREST.........     25     (133)
Income taxes................................................   (377)    (128)
                                                              -----    -----
          LOSS BEFORE MINORITY INTEREST.....................   (352)    (261)
Minority interest...........................................     --     (120)
                                                              -----    -----
NET LOSS....................................................   (352)    (381)
                                                              =====    =====

   See accompanying notes to the consolidated condensed financial statements

                       TECHNOCOM LIMITED AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                          THREE MONTHS ENDED MARCH 31


                          (THOUSANDS OF U.S. DOLLARS)


                                                              1998        1997
                                                              -----      ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................   (352)       (381)
Adjustments to reconcile net loss to net cash provided
  by/(used in) operating activities:
  Depreciation and amortization.............................    919         446
  Share of loss of equity investments.......................    210         278
  Minority interest.........................................     --         121
Changes in operating assets and liabilities:
  Increase in trade receivables.............................   (735)       (450)
  Decrease/(increase) in other receivables..................    772         (88)
  Changes in due from/to related parties....................  1,813         906
  (Decrease)/increase in accounts payable and deferred
     taxes..................................................   (797)        602
  Decrease in accrued liabilities...........................   (711)     (1,684)
  Decrease in other liabilities.............................    (48)         --
                                                              -----      ------
CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES.............  1,071        (250)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment on long-term indebtedness...........................   (427)         --
Proceeds from bank borrowings...............................     --       5,171
                                                              -----      ------
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES.............   (427)      5,171
CASH FLOWS FROM INVESTMENT ACTIVITIES
Capital expenditures........................................   (782)     (4,368)
Other investments and assets................................   (148)        212
                                                              -----      ------
CASH USED IN INVESTMENT ACTIVITIES..........................   (930)     (4,156)
(Decrease)/increase in cash and cash equivalents............   (286)        765
Cash and cash equivalents at beginning of period............  4,671      27,997
                                                              -----      ------
CASH AT CASH EQUIVALENTS AT END OF PERIOD...................  4,385      28,762
                                                              =====      ======
Supplemental disclosure:
Interest paid...............................................     50         251
                                                              =====      ======
Income taxes paid...........................................     --          --
                                                              =====      ======

   See accompanying notes to the consolidated condensed financial statements

                       TECHNOCOM LIMITED AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                   FOR THE THREE MONTHS ENDED MARCH 31, 1998


(1) BASIS OF PRESENTATION

     The accompanying consolidated condensed financial statements are unaudited and have been prepared by Technocom Limited (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position of the Company as of March 31, 1998 and the consolidated results of operations and cash flows of the Company for the three months ended March 31, 1998 and 1997.

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

                       TECHNOCOM LIMITED AND SUBSIDIARIES

     The Company has entered into bank guarantees under certain of its telecommunications equipment supplier financing agreements. The amount of the guarantees reduce automatically in accordance with installments paid. The amounts outstanding at March 31, 1998 amounted to $3,240,000.


(4) COMPREHENSIVE INCOME



     Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," was issued in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 as of January 1, 1998. For the three months ended March 31, 1998, comprehensive loss was equal to consolidated net loss reported on the consolidated statement of operations. As SFAS 130 only requires additional disclosures in the Company's consolidated financial statements, its adoption did not have any impact on the Company's consolidated financial position or results of operations.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

                  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                  (UNAUDITED)

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                MARCH 31, 1998 (UNAUDITED) AND DECEMBER 31, 1997



                                                                1998             1997
                                                              ---------      ------------
                                                              (THOUSANDS OF U.S. DOLLARS)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 7,892           5,294
  Trade receivables, net of allowance.......................     3,754           3,462
  Inventory.................................................     1,473           1,640
  Prepaid expenses and other current assets.................       487             798
                                                               -------          ------
          Total current assets..............................    13,606          11,194
Property and equipment, net.................................    23,476          23,362
Telecommunications license, net.............................    23,166          23,693
                                                               -------          ------
          Total assets......................................   $60,248          58,249
                                                               =======          ======

                          LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................   $ 1,352           1,197
  Due to related parties....................................     1,490           1,875
  Customer deposits and advances............................     3,323           3,070
  Income tax payable........................................        34              58
                                                               -------          ------
          Total current liabilities.........................     6,199           6,200
                                                               -------          ------
Commitments and contingencies (note 3)
Minority interest...........................................     5,746           4,489
Shareholder's equity:
  Common stock, par value of $1 per share,
     authorized -- 20,001,000 shares, issued and
     outstanding -- 20,000,002 shares.......................    20,000          20,000
  Contributed capital.......................................    30,803          30,803
  Accumulated deficit.......................................    (2,500)         (3,243)
                                                               -------          ------
          Total shareholder's equity........................    48,303          47,560
                                                               -------          ------
          Total liabilities and shareholder's equity........   $60,248          58,249
                                                               =======          ======


     See accompanying notes to consolidated condensed financial statements.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED


          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                          THREE MONTHS ENDED MARCH 31

                                  (UNAUDITED)

                          (THOUSANDS OF U.S. DOLLARS)


                                                               1998       1997
                                                              ------      -----
Telecommunications revenues.................................  $9,549      6,067
Direct costs................................................   1,948      1,432
                                                              ------      -----
Gross profit................................................   7,601      4,635
Operating expenses:
  General and administrative................................   2,313      1,760
  Management fees...........................................     400        262
  Depreciation and amortization.............................   1,388      1,443
  Taxes other than income tax...............................     135         74
                                                              ------      -----
          Total operating expenses..........................   4,236      3,539
                                                              ------      -----
Operating income............................................   3,365      1,096

Other income (expense):
  Interest and other income.................................      91         29
  Foreign exchange loss.....................................    (110)      (119)
                                                              ------      -----
     Net income before income tax and minority interest.....   3,346      1,006
Income tax..................................................   1,346        141
                                                              ------      -----
          Net income before minority interest...............   2,000        865
Minority interest...........................................   1,257        689
                                                              ------      -----
Net income..................................................  $  743        176
                                                              ======      =====

     See accompanying notes to consolidated condensed financial statements.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                          THREE MONTHS ENDED MARCH 31


                          (THOUSANDS OF U.S. DOLLARS)


                                                               1998      1997
                                                              ------    ------
Cash flows provided by operating activities:
  Net income................................................  $  743       176
  Adjustments to reconcile net income to net cash provided
     operating activities:
     Depreciation and amortization..........................   1,388     1,443
     Gain on disposal.......................................     (15)       --
     Bad debt expense.......................................     180       150
     Minority interest......................................   1,257       689
     Changes in operating assets and liabilities:
       Increase in trade receivables........................    (472)     (465)
       Decrease (increase) in inventory.....................     167       (30)
       Decrease (increase) in prepaid expenses and other
        current assets......................................     311      (177)
       Increase (decrease) in accounts payable and accrued
        liabilities.........................................     155    (1,547)
       (Decrease) increase in due to related parties........    (385)      243
       Increase in customer deposits and advances...........     253       347
       (Decrease) increase in income tax payable............     (24)      236
                                                              ------    ------
          Net cash provided by operating activities.........   3,558     1,065
                                                              ------    ------
Cash flows used in investing activities -- purchase of
  property and equipment....................................    (960)     (574)
                                                              ------    ------
Cash flows from financing activities........................      --        --
                                                              ------    ------
          Increase in cash and cash equivalents.............   2,598       491
Cash and cash equivalents at beginning of period............   5,294     2,733
                                                              ------    ------
Cash and cash equivalents at end of period..................  $7,892     3,224
                                                              ======    ======
Supplemental disclosures:
  Interest paid.............................................  $   --        --
                                                              ======    ======
  Income taxes paid.........................................  $1,361       838
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


(4)  COMPREHENSIVE INCOME



     Statements of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," was issued in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 as of January 1, 1998. For the three months ended March 31, 1998, comprehensive loss was equal to consolidated net loss reported on the consolidated statement of operations. As SFAS 130 only requires additional disclosures in the Company's consolidated financial statements, its adoption did not have any impact on the Company's consolidated financial position or results of operations.

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

     The following table shows the Company's consolidated revenues by principal operating subsidiary for the three months ended March 31, 1998 and 1997 and the percentage growth in revenues between the periods:

                                    THREE MONTHS ENDED      THREE MONTHS ENDED
                                      MARCH 31, 1998          MARCH 31, 1997
                                   --------------------    --------------------    CHANGE OVER
                                   ($ MILLION)      %      ($ MILLION)      %      PRIOR PERIOD
                                   -----------    -----    -----------    -----    ------------
PeterStar........................     17.5         49.7%      10.0         41.8%       75.0%
Altel............................      9.6         27.3%       6.1         25.5%       57.4%
Technocom........................      5.8         16.5%       6.0         25.1%       -3.3%
BCL..............................      2.2          6.3%       1.8          7.5%       22.2%
Other............................      0.1          0.2%       0.0          0.0%        0.0%
                                      ----        -----       ----        -----        ----
                                      35.2        100.0%      23.9        100.0%       47.3%

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

     The following table compares the results of operations of the Company's principal operating subsidiaries for the three months ended March 31, 1998 with the three months ended March 31, 1997:

                                   PETERSTAR         ALTEL         TECHNOCOM           BCL
                                  THREE MONTHS    THREE MONTHS    THREE MONTHS     THREE MONTHS
                                     ENDED           ENDED           ENDED            ENDED
                                    MARCH 31        MARCH 31        MARCH 31         MARCH 31
                                  ------------    ------------    ------------    --------------
                                  1998    1997    1998    1997    1998    1997    1998     1997
                                  ----    ----    ----    ----    ----    ----    -----    -----
                                              (UNAUDITED, THOUSANDS OF U.S. DOLLARS)
Revenues........................  17.5    10.0     9.6     6.1     5.8     6.1      2.2      1.8
Gross profit -- $...............  12.0     7.3     7.6     4.6     3.7     2.1      1.1      1.5
Gross profit -- %...............  68.6%   73.0%   79.2%   75.4%   63.8%   34.4%    50.0%    83.3%
Operating income/(loss) -- $....   7.1     3.7     3.9     1.5     0.3    (0.2)     0.0      0.3
Operating income -- %...........  40.6%   37.0%   40.6%   24.6%    5.2%    n/a      0.0%    16.7%
Net income/(loss) -- $..........   6.2     3.1     2.5     1.4    (0.4)   (0.6)     0.0      0.5
Net income -- %.................  35.4%   31.0%   26.0%   23.0%    n/a     n/a      0.0%    27.8%
EBITDA -- $.....................   8.8     4.3     4.6     2.4     1.0     0.0      0.1      0.9
EBITDA -- %.....................  50.3%   43.0%   47.9%   39.3%   17.2%    0.0%     4.5%    50.0%
% PLD ownership.................  60.0%   60.0%   50.0%   50.0%   80.4%   50.8%   100.0%   100.0%

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


     Under the terms of the Company's $123.0 million Senior Note offering placed in June 1996, the Company is required to raise $20.0 million in an equity financing by May 31, 1998. The Company failed to do so, as a result of which the rate at which the Senior Notes accrete automatically increased to 14.5% until the end of the semi-annual interest period in which an offering is completed. The obligation to raise $20.0 million by May 31, 1998 was also a requirement under the terms of the $12.32 million Series A and $3.1 million Series B Revolving Credit Notes issued in November 1997 in connection with the Company's additional investment in Technocom. Because the Company did not raise $20.0 million in equity prior to May 31, 1998, the annual interest rate on the 12% Series A and B Notes, which mature on December 30, 1998 and September 30, 1998, respectively, will automatically increased to 15%, commencing June 1, 1998. The Company is also required under the terms of the Revolving Credit Notes to reduce the aggregate commitments of such Notes by $1 million on July 31, 1998 and on the last day of each month thereafter.



     The Company expects to complete an equity financing later this year with proceeds used to pay off the Revolving Credit Notes. The Company's operations will continue to be financed with the Company's existing cash balances, escrow funds, internally generated cash flow from operations and supplier financing. However, to the extent that the Company experiences lower than expected revenues, higher operating costs, or higher development costs associated with the build-out of the PeterStar, ALTEL or Teleport-TP networks, the Company may be required to seek additional debt or equity financing for operations.


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

SUBSEQUENT EVENTS


     On April 19, 1998, the Company entered into separate agreements with News America Incorporated ("News America"), a wholly owned subsidiary of News Corporation Limited, and Cable and Wireless plc ("Cable & Wireless") regarding, among other things, the acquisition by the Company of: (i) an additional 11% interest in its subsidiary PeterStar from News America (after its acquisition of such interest from Cable & Wireless); and (ii) a 50% interest in BELCEL, a mobile telephone business in Belarus, together with certain intercompany indebtedness from Cable & Wireless. In connection with these acquisitions, the Company agreed to issue an aggregate of 4.3 million shares of its Common Stock to News America and Cable & Wireless. In addition, Cable & Wireless and News America entered into an agreement providing for the sale by Cable & Wireless to News America of its complete stake in the Company (including the Common

Stock being issued by the Company to Cable & Wireless in exchange for the interest in BELCEL) and a warrant to purchase 250,000 shares of Common Stock. The transactions are conditioned on, among other things, clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (which was received on May 4, 1998) and approval of the acquisition of the additional PeterStar interest by the shareholders of the Company. The Company currently expects the transactions to close in August 1998.


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

                                          PLD TELEKOM INC.


Date: July 22, 1998                       By:      /s/ SIMON EDWARDS

                                          --------------------------------------
                                                      Simon Edwards
                                          Senior Vice President, Chief Financial
                                                  Officer and Treasurer