Form 10-Q
period 1998-06-30
PLD TELEKOM INC
filed 1998-08-14
CIK 890568

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

       COMMON STOCK, $.01 PAR VALUE -- 33,520,748 SHARES (JULY 31, 1998)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                PLD TELEKOM INC.

                                     INDEX

                                                              PAGE
                                                              ----
PART I FINANCIAL INFORMATION

  Item 1. Financial Statements

     PLD Telekom Inc.
       Consolidated Condensed Balance Sheets as of June 30,
        1998 (Unaudited) and December 31, 1997..............
       Consolidated Condensed Statements of Operations
        (Unaudited) for the three and six months ended June
        30, 1998 and 1997...................................
       Consolidated Condensed Statements of Cash Flows
        (Unaudited) for the six months ended June 30, 1998
        and 1997............................................
       Notes to Consolidated Condensed Financial Statements
        (Unaudited) for the three and six months ended June
        30, 1998............................................

     NWE Capital (Cyprus) Ltd.
       Consolidated Condensed Balance Sheets as of June 30,
        1998 (Unaudited) and December 31, 1997..............
       Consolidated Condensed Statements of Operations
        (Unaudited) for the three and six months ended June
        30, 1998 and 1997...................................
       Consolidated Condensed Statements of Cash Flows
        (Unaudited) for the six months ended June 30, 1998
        and 1997............................................
       Notes to the Consolidated Condensed Financial
        Statements (Unaudited) for the three and six months
        ended June 30, 1998.................................

     Technocom Limited and Subsidiaries
       Consolidated Condensed Balance Sheets as of June 30,
        1998 (Unaudited) and March 31, 1997.................
       Consolidated Condensed Statements of Operations
        (Unaudited) for the three and six months ended June
        30, 1998 and 1997...................................
       Consolidated Condensed Statements of Cash Flows
        (Unaudited) for the six months ended June 30, 1998
        and 1997............................................
       Notes to the Consolidated Condensed Financial
        Statements (Unaudited) for the three and six months
        ended June 30, 1998.................................

     Wireless Technology Corporations Limited
       Consolidated Condensed Balance Sheets as of June 30,
        1998 (Unaudited) and December 31, 1997..............
       Consolidated Condensed Statements of Operations
        (Unaudited) for the three and six months ended June
        30, 1998 and 1997...................................
       Consolidated Condensed Statements of Cash Flows
        (Unaudited) for the six months ended June 30, 1998
        and 1997............................................
       Notes to the Consolidated Condensed Financial
        Statements (Unaudited) for the three and six months
        ended June 30, 1998.................................

  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................

PART II OTHER INFORMATION

  Item 2. Changes in Securities and Use of Proceeds.........

  Item 6. Exhibits and Reports on Form 8-K..................

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                PLD TELEKOM INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                JUNE 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997

                                                                JUNE 30            DECEMBER 31
                                                                 1998                 1997
                                                              -----------        ---------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
                                             ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 16,023             $ 17,256
  Trade receivables, net of allowances......................     19,015               17,078
  Other receivables and prepaids............................      8,497                8,615
  Inventory.................................................      2,988                2,802
  Due from related parties..................................      9,514                6,320
                                                               --------             --------
          Total current assets..............................     56,037               52,071
Escrow funds................................................     21,658               33,868
Property and equipment, net.................................    148,129              134,998
Telecommunications licenses, net............................     73,746               78,837
Due from related parties....................................      2,011                3,011
Other investments...........................................      9,185                7,036
Other assets................................................     24,144               25,765
                                                               --------             --------
          Total assets......................................   $334,910             $335,586
                                                               ========             ========
                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.....................................     17,524               20,320
  Accounts payable..........................................      8,730               13,597
  Accrued liabilities.......................................      4,541                5,750
  Taxes payable.............................................      2.750                  944
  Due to related parties....................................      3,859                5,336
  Deferred revenues.........................................      2,314                3,128
  Customer deposits.........................................      3,616                3,070
  Other current liabilities.................................      1,790                1,312
                                                               --------             --------
          Total current liabilities.........................     45,124               53,457
Long-term debt..............................................    142,747              133,516
Minority interest...........................................     27,666               21,382
Shareholders' equity:
  Preferred stock, par value $0.01 per share,
     authorized -- 100,000,000, issued and
     outstanding -- 446,884.................................          4                    4
  Common stock, par value $0.01 per share,
     authorized -- 100,000,000, issued and
     outstanding -- 33,520,748..............................        335                  333
  Additional paid-in capital................................    206,014              204,007
  Accumulated deficit.......................................    (86,980)             (77,113)
                                                               --------             --------
          Total shareholders' equity........................    119,373              127,231
                                                               --------             --------
          Total liabilities and shareholders' equity........   $334,910             $335,586
                                                               ========             ========

     See accompanying notes to consolidated condensed financial statements.

                                PLD TELEKOM INC.

          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
               THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                  THREE MONTHS                 SIX MONTHS
                                                 ENDED JUNE 30               ENDED JUNE 30
                                            ------------------------    ------------------------
                                               1998          1997          1998          1997
                                            ----------    ----------    ----------    ----------
Revenues:
  Telecommunications......................  $   38,813    $   25,892    $   73,532    $   49,272
  Finance lease income....................         427           497           874         1,008
                                            ----------    ----------    ----------    ----------
                                                39,240        26,389        74,406        50,280
Direct costs..............................      12,164         9,165        22,960        17,686
                                            ----------    ----------    ----------    ----------
     Gross profit.........................      27,076        17,224        51,446        32,594
Operating expenses:
  General and administrative..............      12,524         8,850        22,224        16,098
  Depreciation............................       3,534         2,405         6,633         4,730
  Amortization............................       2,866         2,031         5,558         4,059
  Taxes other than income taxes...........       2,230         1,304         3,910         2,592
                                            ----------    ----------    ----------    ----------
                                                21,154        14,590        38,325        27,479
                                            ----------    ----------    ----------    ----------
     Operating income.....................       5,922         2,634        13,121         5,115
Other income/(expense):
  Share of loss from equity investments...         (48)         (269)         (258)         (547)
  Interest and other income...............         946         2,261         1,817         3,403
  Interest expense........................      (5,359)       (4,120)      (10,549)       (8,389)
  Amortization of deferred financing
     costs................................        (400)         (288)         (801)         (576)
  Foreign exchange loss...................        (373)         (120)         (489)         (159)
  Loss on disposal of investments and
     property and equipment...............          (3)           --            (3)         (251)
                                            ----------    ----------    ----------    ----------
     Earnings/(loss) before income taxes
       and minority interest..............         685            98         2,838        (1,404)
  Income taxes............................       2,174         2,366         5,171         3,440
                                            ----------    ----------    ----------    ----------
     Loss before minority interest........      (1,489)       (2,268)       (2,333)       (4,844)
Minority interest.........................       3,869         1,457         7,534         3,223
                                            ----------    ----------    ----------    ----------
     Net loss.............................  $   (5,358)   $   (3,725)   $   (9,867)   $   (8,067)
                                            ==========    ==========    ==========    ==========
Net loss per common share:
  Basic...................................  $    (0.16)   $    (0.12)   $    (0.30)   $    (0.25)
  Diluted.................................  $    (0.16)   $    (0.12)   $    (0.30)   $    (0.25)
                                            ----------    ----------    ----------    ----------
Weighted average common shares
  outstanding.............................  33,520,748    31,730,934    33,422,519    31,730,984
                                            ==========    ==========    ==========    ==========

     See accompanying notes to consolidated condensed financial statements.

                                PLD TELEKOM INC.

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                    1998         1997
                                                                  --------      -------
Cash flows from operating activities:
  Net loss..................................................      $ (9,867)     $(8,067)
  Adjustments to reconcile net loss to net cash provided
    by/(used in) operating activities:
    Depreciation and amortization...........................        12,992        9,365
    Gain on sale of SPMMTS..................................            --       (1,001)
    Share of loss of equity investments.....................           258          547
    Accrued interest on senior discount notes...............         8,091        6,843
    Minority interest.......................................         7,534        3,223
    Non-cash compensation expense...........................           400           --
    Other...................................................            --          253
    Changes in operating assets and liabilities, net of
     effects of acquisitions:
      Decrease/(increase) in trade receivables, net of
       allowances...........................................        (1,937)      (2,591)
      Decrease/(increase) in other receivables and
       prepaids.............................................           118       (1,296)
      Decrease/(increase) in inventory......................          (186)          75
      Change in due from or to related parties..............        (3,671)         453
      Increase/(decrease) in accounts payable, accrued
       liabilities, customer deposits, taxes payable and
       other current liabilities............................        (4,956)       1,793
      Increase/(decrease) in deferred revenue...............          (814)         741
                                                                  --------      -------
                                                                     7,962       10,338
Cash flows from investing activities:
  Capital expenditures......................................       (12,308)     (23,663)
  Proceeds from sale SPMMTS.................................            --       17,180
  Escrow funds..............................................        12,210         (888)
  Cash paid for acquired business...........................          (500)          --
  Investments and other assets..............................           196         (646)
                                                                  --------      -------
                                                                      (402)      (8,017)
Cash flows from financing activities:
  Issuance of common stock..................................            --           94
  Registration costs........................................          (141)          --
  Short-term debt borrowings (repayments), net..............        (7,402)     (10,229)
  Cash dividends paid to minority shareholders..............        (1,250)        (200)
                                                                  --------      -------
                                                                    (8,793)     (10,335)
                                                                  --------      -------
Decrease in cash and cash equivalents.......................        (1,233)      (8,014)
Cash and cash equivalents, beginning of period..............        17,256       40,674
                                                                  --------      -------
Cash and cash equivalents, end of period....................      $ 16,023      $32,660
                                                                  ========      =======
Supplemental disclosures:
  Non-cash investing and financing activities:
  Issued shares for acquired business.......................      $  1,750           --
                                                                  ========      =======
  Supplier financing........................................      $  7,457      $ 8,347
                                                                  ========      =======
  Interest paid.............................................      $  3,018      $ 1,773
                                                                  ========      =======
  Income taxes paid.........................................      $  5,387      $ 4,070
                                                                  ========      =======

     See accompanying notes to consolidated condensed financial statements.

                                PLD TELEKOM INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Basis of Presentation. The accompanying consolidated condensed financial statements are unaudited and have been prepared by PLD Telekom Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. Certain information and footnote disclosures generally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Results for the interim period are not necessarily indicative of the results for a full year. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

     (b) Net loss per share. The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), on December 31, 1997. SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and supersedes Accounting Principles Board Opinion No. 15. "Earnings Per Share". SFAS 128 requires dual presentation of basic and diluted EPS on the face of the statement of operations and a separate reconciliation of both EPS amounts. Basic EPS is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period presented. Basic loss per share for 1997 has been restated to give effect to SFAS 128 and was not different from net loss per share measured under APB No. 15. Potentially dilutive common stock equivalents totalling 13,234,380 and 11,560,080 at June 30, 1997 and 1998, respectively, have not been included in the computation of diluted net loss per common share because they were antidilutive for the periods presented.

     (c) Comprehensive income. Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," was issued in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 as of January 1, 1998. For the three and six months ended June 30, 1998 comprehensive loss was equal to consolidated net loss reported on the consolidated statement of operations. As SFAS 130 only requires additional disclosures in the Company's consolidated financial statements, its adoption did not have any impact on the Company's consolidated financial position or results of operations.

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

     In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 cannot be applied retroactively to

                                PLD TELEKOM INC.

financial statements of prior periods. At the current time the Company does not utilize derivative instruments and accordingly it is anticipated that the adoption of SFAS 133 will not have a material impact on the Company's consolidated financial position and results of operations.

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

(3) RESTRICTED CASH

     Technocom Limited has entered into bank guarantees in connection with certain of its telecommunications equipment supplier financing agreements. The amount of the guarantees reduces automatically in accordance with installments paid. The amount outstanding as of June 30, 1998 under these supplier financing agreements secured by bank guarantees is approximately $865,000. In addition, pursuant to the terms of the Company's $149.5 million private placement completed on June 12, 1996, $21.7 million remained in escrow on June 30, 1998. These funds will be released in the future for telecommunications equipment and investments in Russia and Kazakhstan.

(4) CONTINGENCIES

     (a) Under applicable Russian currency control regulations, the Company's Russian subsidiaries are required to have certain licenses from the Central Bank of Russia to enable them to make payments of and accept receipts of hard currency. While PeterStar and BCL have or have applied for all the necessary licenses, failure to receive the remaining licenses could result in fines and penalties. Management does not believe that such fines and penalties would be material.

     (b) Certain of the Company's Russian subsidiaries have accrued profits and other taxes based on interpretations of the law which may ultimately be disputed by the Russian taxation authorities. The exposure to additional profits and other taxes, fines and penalties is not determinable, although the Company believes such amounts will not be material.

     (c) At June 30, 1998, PeterStar has commitments of approximately $600,000 related to the acquisition of telecommunications equipment. The PeterStar supply contract provides for financing of the entire amount over approximately five years.

                                PLD TELEKOM INC.

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

     (e) Teleport-TP currently utilizes capacity on three Intelsat satellites for the provision of its international and domestic long distance services, pursuant to a fifteen year contract signed with Intelsat in January 1993. The agreement requires quarterly payments of $1,066,500 for the remainder of its term.

(5) RECENT DEVELOPMENTS

     On April 19, 1998, the Company entered into separate agreements with News America Incorporated ("News America"), a wholly owned subsidiary of News Corporation Limited, and Cable and Wireless plc ("Cable & Wireless") regarding, among other things, the acquisition by the Company of: (i) an additional 11% interest in its subsidiary PeterStar from News America (after its acquisition of such interest from Cable & Wireless); and (ii) a 50% interest in BELCEL, a mobile telephone business in Belarus, together with certain intercompany indebtedness from Cable & Wireless. In connection with these acquisitions, the Company agreed to issue an aggregate of 4.3 million shares of its Common Stock, valued at approximately $37.6 million to News America and Cable & Wireless. In addition, Cable & Wireless and News America entered into an agreement providing for the sale by Cable & Wireless to News America of its complete stake in the Company (including the Common Stock being issued by the Company to Cable & Wireless in exchange for the interest in BELCEL) and a warrant to purchase 250,000 shares of Common Stock. The final condition to the transactions was satisfied on August 13, 1998 when the shareholders of the Company approved the acquisition of the additional PeterStar interest. The transactions were consummated on August 14, 1998.

     During the second quarter of 1998, the Company purchased 98% of the authorized and issued share capital of Ultra Pass Systems Limited ("Ultra Pass"), from the shareholders of Ultra Pass. In consideration for the purchase of the Ultra Pass shares, the Company issued 196,458 of shares of its Common Stock, par value $0.01 per share, having an aggregate market value of approximately $1.8 million and paid $500,000 in cash. The acquisition has been accounted for by the purchase method of accounting. The considerations given have been recorded as investments and will be allocated to the appropriate asset classification.

(6) CONSOLIDATING CONDENSED FINANCIAL INFORMATION

     NWE Capital (Cyprus) Limited ("NWE Cyprus"), Wireless Technology Corporations Limited ("WTC"), BCL, PLD Asset Leasing Limited ("PLD Asset Leasing") and PLD Capital Limited ("PLD Capital") (collectively, the "Subsidiary Guarantors") have guaranteed the Company's Senior Notes and Convertible Notes issued in June 1996. The following consolidating balance sheet as of June 30, 1998 and consolidating statements of operations for the three and six months ended June 30, 1998 and 1997, and consolidating statements of cash flows for the six months ended June 30, 1998 and 1997 depict the financial position and results of operations and cash flows for the Company, presented using the equity method of accounting for its subsidiaries, the combined Subsidiary Guarantors, presented using the equity method of accounting, and the combined non-guarantor subsidiaries together with consolidating eliminations to arrive at the consolidated balance sheets, statements of operations and cash flows of the Company and its subsidiaries. Each of the Subsidiary Guarantors are wholly owned and their guarantees are full, unconditional and joint and several.

     NWE Cyprus and WTC are holding companies and have no operations independent of their subsidiaries. PLD Asset Leasing and PLD Capital are special purpose holding companies incorporated in Cyprus which lease equipment to non-guarantor subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented because they are not material to investors.

                                PLD TELEKOM INC.

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

                                PLD TELEKOM INC.

                          CONSOLIDATING BALANCE SHEET
                                  (UNAUDITED)
                              AS OF JUNE 30, 1998

                                                                        NON-
                                                      GUARANTOR      GUARANTOR
                                                     SUBSIDIARIES   SUBSIDIARIES                      PLD
                                           PARENT     (COMBINED)     (COMBINED)    ELIMINATIONS   CONSOLIDATED
                                          --------   ------------   ------------   ------------   ------------
                                                                     (IN THOUSANDS)
                                                    ASSETS
Current assets:
  Cash and cash equivalents.............  $  4,836     $    926       $ 10,261      $      --       $ 16,023
  Trade Receivables, net of
     allowances.........................        --        1,897         17,118             --         19,015
  Other receivables and prepaids........       422          194          7,881             --          8,497
  Inventory.............................        --          106          2,882             --          2,988
  Due from related parties..............       648        2,100          6,766             --          9,514
                                          --------     --------       --------      ---------       --------
          Total current assets..........     5,906        5,223         44,908             --         56,037
Escrow funds............................    21,658           --             --             --         21,658
Intercompany investments and advances...   220,891      159,800            235       (380,926)            --
Property and equipment, net.............       208        5,844        143,426         (1,349)       148,129
Telecommunications licenses, net........        --           --         34,465         39,281         73,746
Due from related parties................                  2,011             --             --          2,011
Other investments.......................    10,059            8          3,245         (4,127)         9,185
Other assets............................     9,935           60         11,321          2,828         24,144
                                          --------     --------       --------      ---------       --------
          Total assets..................  $268,657     $172,946       $237,600      $(344,293)      $334,910
                                          ========     ========       ========      =========       ========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.................    16,624           --            900             --         17,524
  Accounts payable......................     1,377        2,130          5,223             --          8,730
  Accrued liabilities...................       600          150          3,791             --          4,541
  Due to related parties................        --           --          3,859             --          3,859
  Deferred revenue......................        --            4          2,310             --          2,314
  Customer deposits.....................        --           26          3,590             --          3,616
  Other current liabilities.............       378           --          1,412             --          1,790
                                          --------     --------       --------      ---------       --------
          Total current liabilities.....    18,979        2,338         23,807             --         45,124
Long-term debt..........................   130,305           --         12,442             --        142,747
Intercompany payables...................        --       36,605         42,837        (79,442)            --
Minority interest.......................        --           --                        27,666         27,666
Commitments and contingencies...........
Shareholders' equity:
  Preferred stock.......................         4           --         40,000        (40,000)             4
  Common stock..........................       335      132,278         79,781       (212,059)           335
  Additional paid-in capital............   206,014           --             --             --        206,014
  Accumulated deficit...................   (86,980)       1,725         38,733        (40,458)       (86,980)
                                          --------     --------       --------      ---------       --------
          Total shareholders' equity....   119,373      134,003        158,514       (292,517)       119,373
                                          --------     --------       --------      ---------       --------
          Total liabilities and
            shareholders' equity........  $268,657     $172,946       $237,600      $(344,293)      $334,910
                                          ========     ========       ========      =========       ========

                                PLD TELEKOM INC.

                     CONSOLIDATING STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                        THREE MONTHS ENDED JUNE 30, 1998

                                                                  NON-
                                               GUARANTOR       GUARANTOR
                                              SUBSIDIARIES    SUBSIDIARIES
                                   PARENT      (COMBINED)      (COMBINED)     ELIMINATIONS    CONSOLIDATED
                                   -------    ------------    ------------    ------------    ------------
                                                               (IN THOUSANDS)
Revenues:
  Telecommunications.............  $    --      $ 2,888         $35,925         $     --        $38,813
  Finance lease income...........       --           --             427               --            427
  Management fees................      644           --              --             (644)            --
                                   -------      -------         -------         --------        -------
          Total revenues.........      644        2,888          36,352             (644)        39,240
Direct costs.....................       --        1,406          10,758               --         12,164
                                   -------      -------         -------         --------        -------
          Gross profit...........      644        1,482          25,594             (644)        27,076
Operating expenses:
  General and administrative.....    3,021          722           8,694               87         12,524
  Depreciation...................      (51)         206           3,379               --          3,534
  Amortization...................       --        1,220           3,013           (1,367)         2,866
  Management fees................       --           --             644             (644)            --
  Taxes other than income
     taxes.......................      166          372           1,692               --          2,230
                                   -------      -------         -------         --------        -------
          Total operating
            expenses.............    3,136        2,520          17,422           (1,924)        21,154
                                   -------      -------         -------         --------        -------
          Operating
            income/(loss)........   (2,492)      (1,038)          8,172              593          5,922
Other income/(expense):
  Share of income/(loss) from
     equity investments..........    1,234        6,663             (48)          (7,897)           (48)
  Interest and other income......    1,121          207             178             (560)           946
  Interest expense...............   (5,138)        (210)           (571)             560         (5,359)
  Amortization of deferred
     financing costs.............     (400)          --              --               --           (400)
  Foreign exchange loss..........       --           26            (399)              --           (373)
  Loss on disposals..............      317           --            (403)              83             (3)
                                   -------      -------         -------         --------        -------
          Income/(loss) before
            income taxes and
            minority interest....   (5,358)       5,648           6,929           (6,534)           685
Income taxes.....................       --           90           2,084               --          2,174
                                   -------      -------         -------         --------        -------
          Income (loss) before
            minority interest....   (5,358)       5,558           4,845           (6,534)        (1,489)
Minority interest................       --           --              --            3,869          3,869
                                   -------      -------         -------         --------        -------
          Net income/(loss)......  $(5,358)     $ 5,558         $ 4,845         $(10,403)       $(5,358)
                                   =======      =======         =======         ========        =======

                                PLD TELEKOM INC.

                     CONSOLIDATING STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 1998

                                                                  NON-
                                               GUARANTOR       GUARANTOR
                                              SUBSIDIARIES    SUBSIDIARIES
                                   PARENT      (COMBINED)      (COMBINED)     ELIMINATIONS    CONSOLIDATED
                                  --------    ------------    ------------    ------------    ------------
                                                               (IN THOUSANDS)
Revenues:
  Telecommunications............  $     --      $ 5,130         $68,402         $     --        $ 73,532
  Finance lease income..........        --           --             874               --             874
  Management fees...............     1,669           --              --           (1,669)             --
                                  --------      -------         -------         --------        --------
          Total revenues........     1,669        5,130          69,276           (1,669)         74,406
Direct costs....................        --        2,550          20,410               --          22,960
                                  --------      -------         -------         --------        --------
          Gross profit..........     1,669        2,580          48,866           (1,669)         51,446
Operating expenses:
  General and administrative....     4,574        1,444          16,220              (14)         22,224
  Depreciation..................      (104)         414           6,323               --           6,633
  Amortization..................        --        2,441           3,092               25           5,558
  Management fees...............        --           --           1,669           (1,669)             --
  Taxes other than income
     taxes......................       296          550           3,064               --           3,910
                                  --------      -------         -------         --------        --------
          Total operating
            expenses............     4,766        4,849          30,368           (1,658)         38,325
                                  --------      -------         -------         --------        --------
          Operating
            income/(loss).......    (3,097)      (2,269)         18,498              (11)         13,121
Other income/(expense):
  Share of income/(loss) from
     equity investments.........     2,561       12,357            (258)         (14,918)           (258)
  Interest and other income.....     1,636          343             398             (560)          1,817
  Interest expense..............   (10,166)          --            (943)             560         (10,549)
  Amortization of deferred
     financing costs............      (801)          --              --               --            (801)
  Foreign exchange loss.........        --          (47)           (442)              --            (489)
  Loss on disposals.............        --           --              (3)              --              (3)
                                  --------      -------         -------         --------        --------
          Income/(loss) before
            income taxes and
            minority interest...    (9,867)      10,384          17,250          (14,929)         (2,838)
Income taxes....................        --          162           5,009               --           5,171
                                  --------      -------         -------         --------        --------
          Income (loss) before
            minority interest...    (9,867)      10,222          12,241          (14,929)         (2,333)
Minority interest...............        --           --              --            7,534           7,534
                                  --------      -------         -------         --------        --------
          Net income/(loss).....  $ (9,867)     $10,222         $12,241         $(22,463)       $ (9,867)
                                  ========      =======         =======         ========        ========

                                PLD TELEKOM INC.

                     CONSOLIDATING STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                        THREE MONTHS ENDED JUNE 30, 1997

                                                                  NON-
                                               GUARANTOR       GUARANTOR
                                              SUBSIDIARIES    SUBSIDIARIES
                                   PARENT      (COMBINED)      (COMBINED)     ELIMINATIONS    CONSOLIDATED
                                   -------    ------------    ------------    ------------    ------------
                                                               (IN THOUSANDS)
Revenues:
  Telecommunications.............  $    --      $ 1,906         $23,986         $     --        $25,892
  Finance lease income...........       20          176             497             (196)           497
  Management fees................       --          526              --             (526)            --
                                   -------      -------         -------         --------        -------
          Total revenues.........       20        2,608          24,483             (722)        26,389
Direct costs.....................       --          809           8,356               --          9,165
                                   -------      -------         -------         --------        -------
          Gross profit...........       20        1,799          16,127             (722)        17,224
Operating expenses:
  General and administrative.....      729        1,164           6,459              498          8,850
  Depreciation...................      (69)         192           2,282               --          2,405
  Amortization...................      796        1,222              13               --          2,031
  Management fees................      767           --            (241)            (526)            --
  Taxes other than income
     taxes.......................       35          156           1,113               --          1,304
                                   -------      -------         -------         --------        -------
          Total operating
            expenses.............    2,258        2,734           9,626              (28)        14,590
                                   -------      -------         -------         --------        -------
          Operating
            income/(loss)........   (2,238)        (935)          6,501             (694)         2,634
Other income/(expense):
  Share of income/(loss) from
     equity investments..........    1,234        3,166            (269)          (4,400)          (269)
  Interest and other income......    2,005          279            (177)             154          2,261
  Interest expense...............   (4,089)          --            (227)             196         (4,120)
  Amortization of deferred
     financing costs.............     (288)          --              --               --           (288)
  Foreign exchange loss..........     (349)          21             208               --           (120)
  Loss on disposals..............       --           --              --               --             --
                                   -------      -------         -------         --------        -------
          Income/(loss) before
            income taxes and
            minority interest....   (3,725)       2,531           6,036           (4,744)            98
Income taxes.....................       --           56           2,618             (308)         2,366
                                   -------      -------         -------         --------        -------
          Income (loss) before
            minority interest....   (3,725)       2,475           3,418           (4,436)        (2,268)
Minority interest................       --           --            (386)           1,843          1,457
                                   -------      -------         -------         --------        -------
          Net income/(loss)......  $(3,725)     $ 2,475         $ 3,804         $ (6,279)       $(3,725)
                                   =======      =======         =======         ========        =======

                                PLD TELEKOM INC.

                     CONSOLIDATING STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 1997

                                                                  NON-
                                               GUARANTOR       GUARANTOR
                                              SUBSIDIARIES    SUBSIDIARIES
                                   PARENT      (COMBINED)      (COMBINED)     ELIMINATIONS    CONSOLIDATED
                                   -------    ------------    ------------    ------------    ------------
                                                               (IN THOUSANDS)
Revenues:
  Telecommunications.............  $    --      $ 3,685         $45,587         $     --        $49,272
  Finance lease income...........       20          380           1,008             (400)         1,008
  Management fees................       --        1,088              --           (1,088)            --
                                   -------      -------         -------         --------        -------
          Total revenues.........       20        5,153          46,595           (1,488)        50,280
Direct costs.....................       --        1,100          16,586               --         17,686
                                   -------      -------         -------         --------        -------
          Gross profit...........       20        4,053          30,009           (1,488)        32,594
Operating expenses:
  General and administrative.....    1,339        2,324          12,228              207         16,098
  Depreciation...................     (138)         384           4,484               --          4,730
  Amortization...................    1,592        2,442              25               --          4,059
  Management fees................      772           --             316           (1,088)            --
  Taxes other than income
     taxes.......................      120          253           2,219               --          2,592
                                   -------      -------         -------         --------        -------
          Total operating
            expenses.............    3,685        5,403          19,272             (881)        27,479
                                   -------      -------         -------         --------        -------
          Operating
            income/(loss)........   (3,665)      (1,350)         10,737             (607)         5,115
Other income/(expense):
  Share of income/(loss) from
     equity investments..........    1,837        5,736            (547)          (7,573)          (547)
  Interest and other income......    2,612          279             325              187          3,403
  Interest expense...............   (8,059)        (204)           (730)             604         (8,389)
  Amortization of deferred
     financing costs.............     (576)          --              --               --           (576)
  Foreign exchange loss..........     (216)         113             (56)              --           (159)
  Loss on disposals..............       --         (251)             --               --           (251)
                                   -------      -------         -------         --------        -------
          Income/(loss) before
            income taxes and
            minority interest....   (8,067)       4,323           9,729           (7,389)        (1,404)
Income taxes.....................       --           88           3,368              (16)         3,440
                                   -------      -------         -------         --------        -------
          Income (loss) before
            minority interest....   (8,067)       4,235           6,361           (7,373)        (4,844)
Minority interest................       --           --            (265)           3,488          3,223
                                   -------      -------         -------         --------        -------
          Net income/(loss)......  $(8,067)     $ 4,235         $ 6,626         $(10,861)       $(8,067)
                                   =======      =======         =======         ========        =======

                                PLD TELEKOM INC.

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 1998

                                                                      NON-
                                                     SUBSIDIARY    GUARANTOR
                                                     GUARANTORS   SUBSIDIARIES
                                           PARENT    (COMBINED)    (COMBINED)    ELIMINATIONS   CONSOLIDATED
                                          --------   ----------   ------------   ------------   ------------
                                                                    (IN THOUSANDS)
Net cash provided by/(used in) operating
  activities............................  $  3,955    $  3,621      $ 25,495       $(25,109)      $  7,962
                                          --------    --------      --------       --------       --------
Cash flows from investing activities:
  Escrow funds..........................    12,210          --            --             --         12,210
  Capital expenditures..................       (52)       (103)      (19,834)         7,681        (12,308)
  Cash paid for acquired business.......      (500)         --            --             --           (500)
  Investments and other assets..........   (16,365)      2,512           211         13,838            196
                                          --------    --------      --------       --------       --------
          Net cash provided by (used in)
            investing activities........    (4,707)      2,409       (19,623)        21,519           (402)
                                          --------    --------      --------       --------       --------
Cash flows from financing activities:
  Short-term borrowings/(repayments),
     net................................    (2,796)         --        (4,606)            --         (7,402)
  Issuance of stock.....................        --       6,638            --         (6,638)            --
  Registration costs....................      (141)         --            --             --           (141)
  Dividends paid to minorities..........        --      (1,250)       (2,500)         2,500         (1,250)
  Related party advances and other......     3,012     (10,733)           (7)         7,728             --
                                          --------    --------      --------       --------       --------
     Net cash provided by (used in)
       financing activities.............        75      (5,345)       (7,113)         3,590         (8,793)
                                          --------    --------      --------       --------       --------
     (Decrease)/Increase in cash and
       cash equivalents.................      (677)        685        (1,241)                       (1,233)
Cash and cash equivalents at beginning
  of period.............................     5,513         241        11,502                        17,256
                                          --------    --------      --------       --------       --------
Cash and cash equivalents at end of
  period................................  $  4,836    $    926      $ 10,261       $     --       $ 16,023
                                          ========    ========      ========       ========       ========

                                PLD TELEKOM INC.

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 1997

                                                                         NON-
                                                       GUARANTOR      GUARANTOR
                                                      SUBSIDIARIES   SUBSIDIARIES
                                            PARENT     (COMBINED)     (COMBINED)    ELIMINATIONS   CONSOLIDATED
                                           --------   ------------   ------------   ------------   ------------
                                                                      (IN THOUSANDS)
Net cash provided by/(used in) operating
  activities.............................  $ 13,192     $(1,591)       $ 11,381       $(12,644)      $ 10,338
                                           --------     -------        --------       --------       --------
Cash flows from investing activities:
  Escrow funds...........................      (888)         --              --             --           (888)
  Capital expenditures...................        --        (504)        (23,907)           748        (23,663)
  Investments and other assets...........    (8,316)        359             103         24,388         16,534
                                           --------     -------        --------       --------       --------
          Net cash provided by (used in)
            investing activities.........    (9,204)       (145)        (23,804)        25,136         (8,017)
                                           --------     -------        --------       --------       --------
Cash flows from financing activities:
  Short-term borrowings/(repayments),
     net.................................     5,600          --         (15,698)          (131)       (10,229)
  Issuance of stock......................        94          --          10,775        (10,775)            94
  Dividends paid to minorities...........        --          --            (400)           200           (200)
  Related party advances and other.......      (481)      1,615             652         (1,786)            --
                                           --------     -------        --------       --------       --------
     Net cash provided by (used in)
       financing activities..............     5,213       1,615          (4,671)       (12,492)       (10,335)
                                           --------     -------        --------       --------       --------
     (Decrease)/Increase in cash and cash
       equivalents.......................     9,201        (121)        (17,094)                       (8,014)
Cash and cash equivalents at beginning of
  period.................................     7,271         331          33,072                        40,674
                                           --------     -------        --------       --------       --------
Cash and cash equivalents at end of
  period.................................  $ 16,472     $   210        $ 15,979       $     --       $ 32,660
                                           ========     =======        ========       ========       ========

                           NWE CAPITAL (CYPRUS) LTD.

                  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)

                           NWE CAPITAL (CYPRUS) LTD.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                JUNE 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997

                                                                 1998             1997
                                                              -----------      -----------
                                                              (THOUSANDS OF U.S. DOLLARS)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................   $  9,143         $  7,849
  Trade receivables, net of allowances......................     13,411           12,725
  Other receivables and prepaids............................      4,370            3,266
  VAT receivable............................................      3,936            2,154
  Due from related parties..................................         --              468
  Inventory.................................................      2,882            2,566
                                                               --------         --------
          Total current assets..............................     33,742           29,028
Property and equipment, net.................................     90,216           79,002
Telecommunications licenses, net............................     39,882           42,286
Other receivables...........................................         --            3,012
Goodwill, net...............................................      1,472            1,580
Other assets................................................      2,299              280
                                                               --------         --------
          Total assets......................................   $167,611         $155,188
                                                               ========         ========

                           LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Bank indebtedness.........................................        900              900
  Accounts payable..........................................      1,966            3,064
  Accrued liabilities.......................................      3,636            3,044
  Advances from other group companies.......................     30,012           32,810
  Due to related parties....................................      1,387              818
  Customer deposits and advances............................      5,691            5,978
  Current portion of long term debt.........................      3,770            3,988
                                                               --------         --------
          Total current liabilities.........................     47,362           50,602
                                                               --------         --------
Long term debt..............................................     13,365           12,458
Due to related parties......................................      2,144            2,144
Minority interest...........................................     26,005           19,391
Commitments and contingencies (note 3)
Shareholder's equity:
  Common stock, par value CYP 1 per share. Authorized
     3,246,174 shares in 1998 and 1997; issued and
     outstanding 1,000 shares in 1998 and 1997..............      7,082            7,082
  Contributed surplus.......................................     63,722           63,723
  Accumulated surplus (deficit).............................      7,931             (212)
                                                               --------         --------
          Total shareholder's equity........................     78,735           70,593
                                                               --------         --------
          Total liabilities and shareholder's equity........   $167,611         $155,188
                                                               ========         ========

     See accompanying notes to consolidated condensed financial statements.

                           NWE CAPITAL (CYPRUS) LTD.

          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
               THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                          (THOUSANDS OF U.S. DOLLARS)

                                                          THREE MONTHS          SIX MONTHS
                                                         ENDED JUNE 30,       ENDED JUNE 30,
                                                        -----------------    -----------------
                                                         1998      1997       1998      1997
                                                        -------   -------    -------   -------
Telecommunications revenue............................  $30,838   $19,450    $57,938   $35,507
Direct costs..........................................    8,096     4,677     15,541     8,945
                                                        -------   -------    -------   -------
          Gross profit................................   22,742    14,773     42,397    26,562
Operating expenses:
  General and administrative..........................    6,066     4,145     11,311     8,175
  Management fees.....................................      419        --        819        --
  Depreciation........................................    2,621     1,658      4,696     3,403
  Amortization........................................    1,221     1,236      2,455     2,470
  Taxes other than income taxes.......................    1,266       792      2,191     1,540
                                                        -------   -------    -------   -------
          Total operating expenses....................   11,593     7,831     21,472    15,588
                                                        -------   -------    -------   -------
          Operating income............................   11,149     6,942     20,925    10,974
Other income/(expense):
  Interest and other income...........................      115       159        651       223
  Interest on long term debt..........................     (151)     (200)      (380)     (405)
  Foreign exchange loss...............................     (110)      (24)      (220)     (227)
                                                        -------   -------    -------   -------
          Income before income taxes and minority
            interest..................................   11,003     6,877     20,976    10,565
Income taxes..........................................    2,460     2,601      4,970     3,221
                                                        -------   -------    -------   -------
          Income before minority interest.............    8,543     4,276     16,006     7,344
Minority interest.....................................    4,128     2,234      7,863     4,153
                                                        -------   -------    -------   -------
          Net income..................................  $ 4,415   $ 2,042    $ 8,143   $ 3,191
                                                        =======   =======    =======   =======

     See accompanying notes to condensed consolidated financial statements.

                           NWE CAPITAL (CYPRUS) LTD.

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                          (THOUSANDS OF U.S. DOLLARS)

                                                                  1998        1997
                                                                  ----        ----
Cash flows from operating activities:
  Net loss..................................................    $  8,143    $  3,191
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................       7,151       5,873
     Minority interest......................................       7,863       4,153
     Changes in operating assets and liabilities:
       Increase in accounts receivable......................        (686)     (3,019)
       Decrease (increase) in other receivables and
        prepaids............................................      (1,104)         50
       Increase in VAT receivable...........................      (1,782)       (398)
       (Decrease) increase in inventory.....................        (316)         56
       Change in amounts due from and to related parties....       1,037         404
       (Decrease) increase in customer deposits and
        advances............................................        (287)      1,201
       Increase (decrease) in accounts payable and accrued
        liabilities.........................................      (4,041)      2,511
                                                                --------    --------
          Net cash provided by operating activities.........      15,978      14,022
Cash flows from investing activities:
  Capital expenditures......................................      (8,364)    (16,496)
  Other assets..............................................      (1,962)        (10)
                                                                --------    --------
          Net cash used in investing activities.............     (10,326)    (16,506)
Cash flows from financing activities:
  Long term debt............................................      (3,233)       (136)
  Advances from other group companies.......................      (2,887)      6,090
  Dividends.................................................      (1,250)       (200)
  Other receivables.........................................       3,012          --
                                                                --------    --------
          Net cash (used in)/provided by financing
            activities......................................      (4,358)      5,754
                                                                --------    --------
          Increase in cash and cash equivalents.............       1,294       3,270
Cash and cash equivalents at beginning of year..............       7,849       5,185
                                                                --------    --------
Cash and cash equivalents at end of year....................    $  9,143    $  8,455
                                                                ========    ========

Supplemental Information:
Non-cash investing and financing activities:
  Purchase of equipment with PLD advances and under
     long-term contracts....................................    $  7,547    $  8,697
                                                                ========    ========
  Interest paid.............................................    $    723    $    329
                                                                ========    ========
  Income taxes paid.........................................    $  5,075    $  3,945
                                                                ========    ========

     See accompanying notes to consolidated condensed financial statements.

                           NWE CAPITAL (CYPRUS) LTD.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The accompanying consolidated condensed financial statements are unaudited and have been prepared by NWE Capital (Cyprus) Ltd. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. Certain information and footnote disclosures generally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Results for the interim periods are not necessarily indicative of the results for a full year. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 1997.

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

(3)  COMMITMENTS AND CONTINGENCIES

  (a) Russian Taxation

     PeterStar and ALTEL (formerly known as BECET International) subsidiaries have accrued profit and other taxes based on interpretations of the law which may ultimately be disputed by the local taxation authorities. Management believes that the exposure to additional profit and other taxes, fines and penalties will not have a material adverse effect on the financial position or results of operations of the Company.

  (b) Purchase Commitments

     At June 30, 1998, PeterStar has commitments of approximately $600,000 related to the acquisition of telecommunications equipment. The PeterStar supply contract provides for financing of the entire amount over approximately five years.

  (c) Management Services

     On January 1, 1998, PLD entered into a two year agreement with ALTEL, under which PLD would provide certain consulting, informational services, management support services and personnel expertise. The agreement provides for a fee of $25,000 per month plus 3.4% of monthly gross revenues.

     ALTEL has negotiated an agreement with its other shareholder effective January 1, 1998 with a two year term. The shareholder will provide certain consulting services, management support services and personnel expertise. Payments under this agreement are 300,000 tenge (U.S. dollar equivalent as of June 30, 1998 approximately $4,000) per month plus 1.0% of monthly gross revenues.

                           NWE CAPITAL (CYPRUS) LTD.

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

(4)  COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," was issued in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 as of January 1, 1998. For the three and six months ended June 30, 1998, comprehensive loss was equal to consolidated net loss reported on the consolidated statement of operations. As SFAS 130 only requires additional disclosures in the Company's consolidated financial statements, its adoption did not have any impact on the Company's consolidated financial position or results of operations.

(5)  ACCOUNTING PRONOUNCEMENTS

     In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 cannot be applied retroactively to financial statements of prior periods. At the current time the Company does not utilize derivative instruments and accordingly it is anticipated that the adoption of SFAS 133 will not have a material impact on the Company's consolidated financial position and results of operations.

                       TECHNOCOM LIMITED AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998

                       TECHNOCOM LIMITED AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                JUNE 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997

                                                                1998        1997
                                                              --------    --------
                                                               (THOUSANDS OF U.S.
                                                                    DOLLARS)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  1,787    $  4,671
  Trade receivables, net of allowances......................     3,707       2,942
  Other receivables.........................................     1,417       2,806
  Due from related parties..................................     6,766       5,591
                                                              --------    --------
          TOTAL CURRENT ASSETS..............................    13,677      16,010
Property and equipment, net.................................    53,088      50,656
Telecommunications licenses, net............................    34,047      36,632
Due from related parties....................................     2,377       2,253
Goodwill, net...............................................    10,851      11,129
Other investments and assets, net...........................       995       1,307
                                                              --------    --------
          TOTAL ASSETS......................................  $115,035    $117,987
                                                              ========    ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................     3,190       6,078
  Accrued liabilities.......................................       659       1,590
  Taxes Payable.............................................     2,487       1,942
  Due to related parties....................................    19,816      21,867
  Other current liabilities.................................       465         765
                                                              --------    --------
          TOTAL CURRENT LIABILITIES.........................    26,617      32,242
Other liabilities...........................................        --         337
Due to related parties......................................     8,000         336
Supplier financing..........................................     3,034       3,327
SHAREHOLDERS' EQUITY
Capital stock...............................................         1           1
  Preference shares, par value $1.00 per share, authorized,
     issued and fully paid -- 1,000 shares
  Ordinary shares, par value IR(pound)1 per share,
     authorized -- 1,000 shares, issued and fully
     paid -- 199 shares
  Share premium.............................................    40,390      40,390
  Additional Capital........................................    45,872      45,756
  Accumulated deficit.......................................    (8,879)     (4,402)
                                                              --------    --------
TOTAL SHAREHOLDERS' EQUITY..................................    77,384      81,745
                                                              --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $115,035    $117,987
                                                              ========    ========

   See accompanying notes to the consolidated condensed financial statements

                       TECHNOCOM LIMITED AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                          FOR THE THREE AND SIX MONTHS
                                 ENDED JUNE 30
                          (THOUSANDS OF U.S. DOLLARS)

                                                          THREE MONTHS ENDED      SIX MONTHS
                                                               JUNE 30,         ENDED JUNE 30,
                                                          ------------------   -----------------
                                                            1998      1997      1998      1997
                                                          --------   -------   -------   -------
REVENUES:
  Telecommunications....................................  $ 5,085    $4,536    $10,462   $10,080
  Finance lease income..................................      427       398        874     1,008
                                                          -------    ------    -------   -------
          TOTAL REVENUES................................    5,512     4,934     11,336    11,088
DIRECT COSTS............................................    2,662     3,453      4,840     7,233
                                                          -------    ------    -------   -------
GROSS PROFIT............................................    2,850     1,481      6,496     3,855
OPERATING EXPENSES:
  General and administrative............................    2,503     1,304      4,499     2,815
  Depreciation..........................................      904       591      1,758     1,014
  Amortization..........................................    2,957        23      3,022        46
  Taxes other than income taxes.........................      556       393        990       751
                                                          -------    ------    -------   -------
          TOTAL OPERATING EXPENSES......................    6,920     2,311     10,269     4,626
OPERATING INCOME........................................   (4,070)     (830)    (3,773)     (771)
OTHER (EXPENSES)/INCOME:
  Share of losses of equity investments.................      (48)     (269)      (258)     (547)
  Interest income.......................................       36        63        117       499
  Interest expenses.....................................     (420)       99       (563)     (251)
                                                          -------    ------    -------   -------
INCOME/(LOSS) BEFORE TAXATION AND MINORITY INTEREST.....   (4,502)     (937)    (4,477)   (1,070)
Income taxes............................................      377        (9)        --      (137)
                                                          -------    ------    -------   -------
          LOSS BEFORE MINORITY INTEREST.................   (4,125)     (946)    (4,477)   (1,207)
Minority interest.......................................       --       385         --       265
                                                          -------    ------    -------   -------
NET LOSS................................................  $(4,125)   $ (561)   $(4,477)  $  (942)
                                                          =======    ======    =======   =======

   See accompanying notes to the consolidated condensed financial statements

                       TECHNOCOM LIMITED AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 1998
                          (THOUSANDS OF U.S. DOLLARS)

                                                                1998       1997
                                                               -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................   $(4,477)  $   (942)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization.............................     4,780      1,060
  Share of loss of equity investments.......................       258        547
  Minority interest.........................................        --       (265)
Changes in operating assets and liabilities:
  (Increase)/decrease in trade receivables..................      (765)       911
  Decrease/(increase) in other receivables..................     1,031     (3,362)
  Changes in due from/to related parties....................     4,314      6,429
  (Decrease)/increase in accounts payable and deferred
     taxes..................................................    (1,808)     9,083
  Decrease in accrued liabilities...........................      (931)    (3,079)
  Decrease in other liabilities.............................       (92)        --
                                                               -------   --------
CASH PROVIDED BY OPERATING ACTIVITIES.......................     2,310     10,382
CASH FLOWS FROM FINANCING ACTIVITIES
Payment on long-term indebtedness...........................    (1,373)        --
Repayment of bank borrowings................................        --    (15,829)
                                                               -------   --------
CASH USED IN FINANCING ACTIVITIES...........................    (1,373)   (15,829)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures........................................    (3,575)   (15,608)
Other investments and assets................................      (246)        69
                                                               -------   --------
CASH USED IN INVESTING ACTIVITIES...........................    (3,821)   (15,539)
Decrease in cash and cash equivalents.......................    (2,884)   (20,986)
Cash and cash equivalents at beginning of period............     4,671     27,997
                                                               -------   --------
CASH AT CASH EQUIVALENTS AT END OF PERIOD...................   $ 1,787   $  7,011
                                                               =======   ========
Supplemental disclosure:
Interest paid...............................................   $   129   $    251
                                                               =======   ========
Income taxes paid...........................................   $    --   $     --
                                                               =======   ========

   See accompanying notes to the consolidated condensed financial statements

                       TECHNOCOM LIMITED AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998

(1) BASIS OF PRESENTATION

     The accompanying consolidated condensed financial statements are unaudited and have been prepared by Technocom Limited (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the consolidated financial statements include all adjustments necessary for a fair presentation. Certain information and footnote disclosures generally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Results for the interim period are not necessarily indicative of the results for a full year.

     These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 1997.

     Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

     The Company's parent is PLD Telekom Inc. ("PLD"). The parent's investment in the Company has been pushed down into the Company's consolidated financial statements and allocated to the cost of the telecommunications licenses and goodwill. The Company's consolidated balance sheet at December 31, 1997 and at June 30, 1998 reflects the effect of this push down accounting treatment, with an amortization charge arising of $2,786,000 relating to 1998.

     The cost of the telecommunications licenses is amortised on a straight line basis over the terms of the related licenses. Goodwill is amortised on a straight line basis over 20 years.

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

(3) COMMITMENTS AND CONTINGENCIES

     The Company's Russian Subsidiary, Teleport-TP, currently utilizes capacity on three Intelsat satellites for the provision of its international and domestic long distance services, pursuant to a fifteen year contract signed with Intelsat in January 1993. The agreement requires quarterly payments of $1,066,500 for the remainder of its term.

                       TECHNOCOM LIMITED AND SUBSIDIARIES

     As of June 30, 1998, the Company has a commitment to pay PLD $8,000,000 on April 20, 2001 in accordance with the terms of an agreement dated April 21, 1998 between the Company and PLD. In addition, according to the terms of the agreement interest accrues at the rate of 14% p.a. and will be payable annually in arrears on the anniversary of the agreement date.

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

     The Company has entered into bank guarantees under certain of its telecommunications equipment supplier financing agreements. The amount of the guarantees reduce automatically in accordance with installments paid. The amounts outstanding at June 30, 1998 amounted to $865,000.

(4) COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," was issued in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 as of January 1, 1998. For the three and six months ended June 30, 1998, comprehensive loss was equal to consolidated net loss reported on the consolidated statement of operations. As SFAS 130 only requires additional disclosures in the Company's consolidated financial statements, its adoption did not have any impact on the Company's consolidated financial position or results of operations.

(5) ACCOUNTING PRONOUNCEMENTS

     In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 can not be applied retroactively to financial statements of prior periods. At the current time the Company does not utilize derivative instruments and accordingly it is anticipated that the adoption of SFAS 133 will not have a material impact on the Company's consolidated financial position and results of operations.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

                  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                JUNE 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997

                                                                1998             1997
                                                              ---------      ------------
                                                              (THOUSANDS OF U.S. DOLLARS)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 5,959         $ 5,294
  Trade receivables, net of allowance.......................     3,706           3,462
  Inventory.................................................     1,371           1,640
  Prepaid expenses and other current assets.................     1,227             798
                                                               -------         -------
          Total current assets..............................    12,263          11,194
Property and equipment, net.................................    24,372          23,362
Telecommunications license, net.............................    22,493          23,693
                                                               -------         -------
          Total assets......................................   $59,128         $58,249
                                                               =======         =======

                          LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................     1,204           1,197
  Due to related parties....................................       588           1,875
  Customer deposits and advances............................     3,590           3,070
  Income tax payable........................................        --              58
                                                               -------         -------
          Total current liabilities.........................     5,382           6,200
                                                               -------         -------
Commitments and contingencies (note 3)
Minority interest...........................................     5,851           4,489
Shareholder's equity:
  Common stock, par value of $1 per share,
     authorized -- 20,001,000 shares, issued and
     outstanding -- 20,000,002 shares.......................    20,000          20,000
  Contributed capital.......................................    30,803          30,803
  Accumulated deficit.......................................    (2,908)         (3,243)
                                                               -------         -------
          Total shareholder's equity........................    47,895          47,560
                                                               -------         -------
          Total liabilities and shareholder's equity........   $59,128         $58,249
                                                               =======         =======

     See accompanying notes to consolidated condensed financial statements.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
               THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)
                          (THOUSANDS OF U.S. DOLLARS)

                                                         THREE MONTHS           SIX MONTHS
                                                         ENDED JUNE 30        ENDED JUNE 30
                                                       -----------------    ------------------
                                                        1998       1997      1998       1997
                                                       -------    ------    -------    -------
Telecommunications revenues..........................  $10,128    $6,692    $19,677    $12,759
Direct costs.........................................    1,954     1,590      3,902      3,022
                                                       -------    ------    -------    -------
Gross profit.........................................    8,174     5,102     15,775      9,737
Operating expenses:
  General and administrative.........................    2,444     1,546      4,757      3,306
  Management fees....................................      419       226        819        488
  Depreciation and amortization......................    1,634     1,237      3,022      2,680
  Taxes other than income tax........................      149        97        284        171
                                                       -------    ------    -------    -------
          Total operating expenses...................    4,646     3,106      8,882      6,645
                                                       -------    ------    -------    -------
Operating income.....................................    3,528     1,996      6,893      3,092

Other income (expense):
  Interest and other income..........................       94        50        185         79
  Foreign exchange gain/(loss).......................      (81)        7       (191)      (112)
                                                       -------    ------    -------    -------
     Net income before income tax and minority
       interest......................................    3,541     2,053      6,887      3,059
Income tax...........................................    1,344       916      2,690      1,057
                                                       -------    ------    -------    -------
          Net income before minority interest........    2,197     1,137      4,197      2,002
Minority interest....................................    1,355       825      2,612      1,514
                                                       -------    ------    -------    -------
Net income...........................................  $   842    $  312    $ 1,585    $   488
                                                       =======    ======    =======    =======

     See accompanying notes to consolidated condensed financial statements.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                          (THOUSANDS OF U.S. DOLLARS)

                                                               1998       1997
                                                              -------    -------
Cash flows provided by operating activities:
  Net income................................................  $ 1,585    $   488
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    3,022      2,680
     Gain on disposal.......................................       89         --
     Bad debt expense.......................................      180        150
     Minority interest......................................    2,612      1,514
     Changes in operating assets and liabilities:
       Increase in trade receivables........................     (520)      (537)
       Decrease in inventory................................      269        163
       Increase in prepaid expenses and other current
        assets..............................................     (429)      (141)
       Increase (decrease) in accounts payable and accrued
        liabilities.........................................        7       (810)
       (Decrease) increase in due to related parties........   (1,287)       544
       Increase in customer deposits and advances...........      520        610
       (Decrease) increase in income tax payable............      (58)       407
                                                              -------    -------
          Net cash provided by operating activities.........    5,990      5,068
                                                              -------    -------
Cash flows used in investing activities -- purchase of
  property and equipment....................................   (2,825)    (1,863)
                                                              -------    -------
Cash flows from financing activities -- dividend payments...   (2,500)      (400)
                                                              -------    -------
          Increase in cash and cash equivalents.............      665      2,805
Cash and cash equivalents at beginning of period............    5,294      5,957
                                                              -------    -------
Cash and cash equivalents at end of period..................  $ 5,959    $ 8,762
                                                              =======    =======
Supplemental disclosures:
  Interest paid.............................................       --         --
                                                              =======    =======
  Income taxes paid.........................................  $ 3,083    $ 2,653
                                                              =======    =======

     See accompanying notes to consolidated condensed financial statements.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998

(1)  BASIS OF PRESENTATION

     The accompanying consolidated condensed financial statements are unaudited and have been prepared by Wireless Technology Corporations Limited ("WTC" or "the Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation.

     Certain information and footnote disclosures generally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Results for interim periods are not necessarily indicative of the results for a full year.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 1997.

(2)  FUTURE ACTIVITIES

     The Company's results are dependent upon the ability of its subsidiary, ALTEL, formerly known as BECET International ("ALTEL"), to retain existing subscribers, to attract new subscribers, and to control operating expenses. ALTEL's cellular telecommunications system is developing in an emerging economy which, by its nature, has an uncertain economic, political, and regulatory environment. The general risks of operating businesses in Kazakhstan include the possibility for rapid changes in government policies, economic conditions, the tax regime, and foreign currency regulations.

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

     ALTEL has negotiated an agreement with its other shareholder effective January 1, 1998 with a two year term. The shareholder will provide certain consulting services, management support services and personnel expertise. Payments under this agreement are 300,000 tenge (U.S. dollar equivalent as of June 30, 1998 approximately $4,000) per month plus 1.0% of monthly gross revenues.

     ALTEL has accrued profit and other taxes based on interpretations of the law which may ultimately be disputed by the local taxation authorities. Management believes that the exposure to additional profit and other taxes, fines and penalties will not have material effect on the financial position or results of operations of the Company.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

(4)  COMPREHENSIVE INCOME

     Statements of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," was issued in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 as of January 1, 1998. For the three and six months ended June 30, 1998, comprehensive loss was equal to consolidated net loss reported on the consolidated statement of operations. As SFAS 130 only requires additional disclosures in the Company's consolidated financial statements, its adoption did not have any impact on the Company's consolidated financial position or results of operations.

(5)  ACCOUNTING PRONOUNCEMENTS

     In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 can not be applied retroactively to financial statements of prior periods. At the current time the Company does not utilize derivative instruments and accordingly it is anticipated that the adoption of SFAS 133 will not have a material impact on the Company's consolidated financial position and results of operations.

(6)  DIVIDEND PAYMENTS

     Total dividends declared and paid were $2.5 million and $400,000 for the six months ended June 30, 1998 and 1997, respectively.

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

BASIS OF PRESENTATION

     The Company's key interests at June 30, 1998 include a 60% equity interest in PeterStar, which provides telecommunications services in St. Petersburg, Russia; a 50% equity interest in ALTEL, which provides cellular services in Kazakhstan; and a 80.4% equity interest in Technocom which, through its 49.3% equity interest in Teleport-TP, operates an international teleport in Moscow, fiber optic networks in Moscow and its environs and a satellite-based long distance network across Russia.

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

     Certain of the Company's subsidiaries pay management fees to their shareholders, including the Company. The figures presented for the subsidiaries reflect all payments of such fees (ie, management fees are included in operating expenses in the same way as other expenses of the subsidiary). Profitability measures -- EBITDA, operating profit and net income -- are therefore quoted after accounting for such payments.

RESULTS OF OPERATIONS

  THREE AND SIX MONTHS ENDED JUNE 30, 1998 VERSUS THREE AND SIX MONTHS ENDED JUNE 30, 1997

     Overview. The Company reported a net loss of $5.4 million ($0.16 per share) and operating income of $5.9 million on revenues of $39.2 million for the three months ended June 30, 1998 compared to a net loss of $3.7 million ($0.12 per share) and operating income of $2.6 million on revenues of $26.4 million reported in second quarter of 1997. EBITDA of $11.9 million reported in the second quarter of 1998 compared with $6.7 million in the second quarter of 1997. For the six months ended June 30, 1998, the Company reported a net loss of $9.9 million ($0.30 per share) and operating income of $13.1 million on revenues of $74.4 million compared to a net loss of $8.1 million ($0.25 per share) and operating income of $5.1 million on revenues of $50.3 million reported in the first half of 1997. EBITDA of $24.6 million reported in the first half of 1998 compared with $13.2 million in the first half of 1997.

     The following narrative discusses the major line items comprising the Company's net loss for the three and six months ended June 30, 1998 compared to the three and six months ended June 30, 1997.

     Revenues. Revenues increased 48.5% from $26.4 million in the second quarter of 1997 to $39.2 million in the second quarter of 1998. For the six months ended June 30, 1998, revenues increased 47.9% from $50.3 million recorded in 1997 to $74.4 million. These increases were primarily a result of the strong revenue growth at PeterStar and ALTEL, which together accounted for 77.3% of the Company's consolidated revenues for the six months ended June 30, 1998. PeterStar's subscriber line numbers reached 161,000 by the end of the second quarter, up 137% over the previous year, while ALTEL's number of subscribers increased to 13,700, up 54% over the second quarter of 1997.

     The following table shows the Company's consolidated revenues by principal operating subsidiary for the three and six months ended June 30, 1998 and 1997 and the percentage growth in revenues between the periods:

                           THREE MONTHS           THREE MONTHS
                              ENDED                  ENDED                %           SIX MONTHS ENDED       SIX MONTHS ENDED
                          JUNE 30, 1998          JUNE 30, 1997          CHANGE         JUNE 30, 1998          JUNE 30, 1997
                       --------------------   --------------------       OVER       --------------------   --------------------
                       ($ MILLIONS)     %     ($ MILLIONS)     %     PRIOR PERIOD   ($ MILLIONS)     %     ($ MILLIONS)     %
                       ------------   -----   ------------   -----   ------------   ------------   -----   ------------   -----
PeterStar............      20.3        51.8%      12.3        46.6%      65.0%          37.8        50.8%      22.3        44.3%
ALTEL................      10.1        25.8%       6.7        25.4%      50.7%          19.7        26.5%      12.8        25.4%
Technocom............       5.5        14.0%       4.9        18.6%      12.2%          11.3        15.2%      11.1        22.1%
BCL..................       2.9         7.4%       1.9         7.2%      52.6%           5.1         6.9%       3.7         7.4%
Other................       0.4         1.0%       0.6         2.2%     (33.3)           0.5         0.6%       0.4         0.8%
                           ----       -----       ----       -----      -----           ----       -----       ----       -----
                           39.2       100.0%      26.4       100.0%      48.5%          74.4       100.0%      50.3       100.0%
                           ====       =====       ====       =====      =====           ====       =====       ====       =====


                             %
                        CHANGE OVER
                        PRIOR PERIOD
                       --------------
PeterStar............       69.5%
ALTEL................       53.9%
Technocom............        1.8%
BCL..................       37.8%
Other................        .25%
                            ----
                            47.9%
                            ====

     Management expects overall revenues to continue to grow at a relatively high rate in the near term. The extent of unsatisfied demand and lack of competition in many of the markets in which the Company currently operates will continue to sustain this growth rate. Growth will be fuelled primarily by increasing line penetration. Overall revenues per line however are expected to decrease as a result of gradual tariff reductions and a continuing shift in call patterns towards local vs international long distance usage. As the build-out of Teleport-TP's pan-Russian satellite-based network continues throughout 1998, Technocom's revenues are expected to provide a larger contribution to the Company's consolidated revenues.

     Gross profit. Gross profit increased 57.2% to $27.1 million for the three months ended June 30, 1998 from $17.2 million recorded in the second quarter of 1997. For the six months ended June 30, 1998, gross profit increased 57.8% to $51.4 million from $32.6 million recorded a year ago. As a percentage of revenues, gross profit for the six months increased to 69.1% from 64.8% a year earlier. Gross profits, as a percentage of revenues, are expected to remain relatively stable over the near term as gradual tariff reductions experienced at the operating level have generally been offset by reductions in carrier charges with the operating companies' carriers.

     General and administrative expenses. General and administrative expenses, which include salaries and sales and marketing expenses in all of the Company's operating subsidiaries, together with corporate office overhead, increased 41.5% to $12.5 million for the three months ended June 30, 1998 from $8.9 million recorded in the second quarter of 1997. For the six months ended June 30, 1998, general and administrative expenses increased 38.1% to $22.2 million over the prior year. These increases in all functional areas, including sales and marketing, customer service, technical, and finance and administration have been required to support the Company's significant growth in revenues. As a percentage of revenues, general and administrative expenses for the six months decreased to 29.9% from 32.0% in 1997 reflecting continued leveraging of the Company's fixed operating costs. This downward trend, as a percentage of revenues, is likely to continue in the near future.

     Depreciation. Depreciation increased 46.9% to $3.5 million in the second quarter of 1998 compared to $2.4 million incurred in the second quarter of 1997. For the six months ended June 30, 1998, depreciation increased 40.2% over the prior year to $6.6 million reflecting the investment of over $27.6 million in property and equipment over the past 12 months. Depreciation will continue to grow in absolute terms as capital expenditures will continue over the course of 1998. Depreciation represented 8.9% of revenues for the six months ended June 30, 1998 compared to 9.4% a year earlier and is expected to decrease as a percentage of revenues as the Company nears completion of the first phase build-out of its core networks.

     Amortization expense. For the three months ended June 30, 1998, the Company incurred amortization charges of $3.3 million compared to $2.3 million a year earlier. In the first half of 1998, the Company incurred total amortization charges of $6.4 million compared to $4.6 million incurred in the first half of 1997. Of this amount, $5.4 million related to the amortization of telecommunications licenses held by PeterStar, ALTEL and Teleport-TP and $0.8 million related to amortization of deferred finance costs. Deferred finance costs relating to the June 1996 offering are being amortized over 8 years, the term of the Senior Notes, while deferred finance costs relating to the November 1997 issuance will be fully amortized during 1998.

     The increase in amortization expense in the three and six months ended June 30, 1998 was primarily due to the acquisition by the Company in November 1997 of an additional 29.65% interest in Technocom for consideration, including acquisition costs, of $33.3 million. This resulted in additional amortization charges of $1.5 million. The additional excess of purchase price over identifiable, tangible assets of $27.1 million arising on the acquisition was allocated to goodwill and telecommunications licenses. The value allocated to goodwill ($11.1 million) is being amortized over 20 years and the value allocated to Teleport-TP's licenses ($16.0 million) is being amortized over the remaining term, which expires in 2004.

     PeterStar and ALTEL's telecommunications licenses expire in 2004 and 2009, respectively, and their values, recorded on the Company's consolidated balance sheet, are being amortized over their remaining terms. The Company does not anticipate any problems renewing the telecommunications licenses currently held by any of these companies upon their expiry.

     Share of loss from equity investments. Share of loss from equity investments, primarily Rosh Telecom and MTR Sviaz, decreased from $0.3 million in the second quarter of 1997 to $48,000 in the second quarter of 1998. For the six month period, this figure decreased from $0.5 million in 1997 to $0.3 million in 1998 and consisted of a 50% share of MTR Sviaz's six month loss of $0.8 million offset by a 50% share of Rosh Telecom's six month net profit of $0.2 million.

     Interest and other income. Interest and other income of $0.9 million in the second quarter of 1998 compared with $2.3 million earned in the second quarter of 1997. For the six months ended June 30, 1998, interest and other income of $1.8 million compared with $3.4 million a year earlier. The 1998 first half figure included $0.8 million earned on the Company's funds held in escrow and a $0.5 million payment from Cable & Wireless relating to taxes paid by BCL subsequent to the Company's acquisition of BCL from Cable & Wireless in early 1996. Pursuant to the terms of the acquisition, PLD was indemnified for these taxes which related to prior periods. Both 1997 comparative figures include a $1.0 million gain related to the Company's disposal of its 10.4% interest in SPMMTS in June 1997 for gross proceeds of $17.2 million.

     Interest expense. Interest expense of $5.4 million in the second quarter of 1998 compared with $4.1 million incurred in the second quarter of 1997. For the six months, interest expense of $10.5 million in 1998 compared to $8.4 million in 1997 and consisted of interest on bank indebtedness and short-term borrowings of $1.3 million, interest accreted on the Senior Notes of $8.0 million and interest accrued on the Convertible Notes of $1.2 million. Interest on the Senior Notes becomes payable semi-annually commencing June 1999 while interest on the Convertible Notes is currently paid semi-annually. The increase in interest expense in both the three and six month periods reflects primarily the interest paid on the Travelers Notes, totalling $15.4 million, which carried an annual interest rate of 12%. On June 1, 1998, the interest rate on these notes increased to 15% (see "Liquidity and Capital Resources" section).

     Income taxes. The income tax charge for the three months ended June 30, 1998 was $2.2 million compared with $2.4 million in 1997. For the six months ended June 30, 1998, the Company's income tax charge of $5.2 million compared with $3.4 million incurred in 1997. The provision for income taxes relates substantially to current income taxes in the Company's Russian and Kazak businesses and its increase reflects the improved profitability of these subsidiaries overall.

     Minority interest. Minority interest relates to the minority shareholdings held principally in three of the Company's subsidiaries -- PeterStar (40%), ALTEL (50%) and Technocom (19.6%). Minority interest of $3.9 million for the three months ended June 30, 1998 compared with $1.5 million in 1997. For the half year, minority interest of $7.5 million compared with $3.2 million a year ago. As with the income tax charge, the increase in minority interest in both the three and six month periods reflects the overall improved profitability of the Company's subsidiaries.

     The following table compares the results of operations of the Company's principal operating subsidiaries for the three and six months ended June 30, 1998 with the three and six months ended June 30, 1997:

                                           PETERSTAR         ALTEL          TECHNOCOM            BCL
                                         THREE MONTHS     THREE MONTHS     THREE MONTHS      THREE MONTHS
                                             ENDED           ENDED            ENDED             ENDED
                                            JUNE 30         JUNE 30          JUNE 30           JUNE 30
                                         -------------    ------------    --------------    --------------
                                         1998     1997    1998    1997    1998     1997     1998     1997
                                         -----    ----    ----    ----    -----    -----    -----    -----
                                                  (MILLIONS OF U.S. DOLLARS, EXCEPT PERCENTAGES)
Revenues -- $..........................   20.3    12.3    10.1    6.7       5.5      4.9      2.9      1.9
Gross profit -- $......................   14.1    9.2     8.1     5.1       2.8      1.5      1.5      0.8
Gross profit -- %......................   69.5%   74.8%   80.2%   76.1%    50.9%    30.6%    51.7%    42.1%
Operating income -- $..................    8.7    5.4     4.0     2.6      (3.8)    (0.8)     0.4      0.1
Operating income -- %..................   42.9%   43.9%   39.6%   38.8%   (69.0)%  (16.3)%   13.8%     5.3%
Net income -- $                            6.9    3.5     2.7     1.6      (4.5)    (0.6)     0.2      0.0
Net income -- %........................   34.0%   28.5%   26.7%   23.9%   (81.8)%  (12.2)%    6.9%     0.0%
EBITDA -- $............................    9.6    6.5     5.1     3.3      (0.3)    (0.5)     0.6      0.0
EBITDA -- %............................   47.3%   52.8%   50.5%   49.3%    (5.5)%  (10.2)%   20.7%     0.0%
% PLD ownership........................   60.0%   60.0%   50.0%   50.0%    80.4%    50.8%   100.0%   100.0%

                                           PETERSTAR         ALTEL          TECHNOCOM            BCL
                                          SIX MONTHS       SIX MONTHS       SIX MONTHS        SIX MONTHS
                                             ENDED           ENDED            ENDED             ENDED
                                            JUNE 30         JUNE 30          JUNE 30           JUNE 30
                                         -------------    ------------    --------------    --------------
                                         1998     1997    1998    1997    1998     1997     1998     1997
                                         -----    ----    ----    ----    -----    -----    -----    -----
                                                  (MILLIONS OF U.S. DOLLARS, EXCEPT PERCENTAGES)
Revenues -- $..........................   37.8    22.3    19.7    12.8     11.3     11.1      5.1      3.7
Gross profit -- $......................   26.1    16.5    15.7    9.7       6.5      3.9      2.6      2.3
Gross profit -- %......................   69.0%   74.0%   79.7%   75.8%    57.5%    35.1%    51.0%    62.2%
Operating income -- $..................   15.8    9.1     7.9     4.1      (3.8)    (0.8)     0.4      0.4
Operating income -- %..................   41.8%   40.8%   40.1%   32.0%   (33.6)%   (7.2)%    7.8%    10.8%
Net income -- $........................   13.1    6.6     5.2     3.0      (4.5)    (1.0)     0.2      0.5
Net income -- %........................   34.7%   29.6%   26.4%   23.4%   (39.8)%   (9.0)%    3.9%    13.5%
EBITDA -- $............................   18.4    10.8    9.7     5.7       0.7     (0.3)     0.7      0.9
EBITDA -- %............................   48.7%   48.4%   49.2%   44.5%     6.2%    (2.7)%   13.7%    24.3%
% PLD ownership........................   60.0%   60.0%   50.0%   50.0%    80.4%    50.8%   100.0%   100.0%

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 30, 1998, a total of $8.0 million in cash was generated from operations (1997 -- $10.3 million), $0.4 million was used in net investing activities (1997 -- $8.0 million) and $8.8 million was used in financing activities (1997 -- $10.3 million). Investments during the six months on telecommunications equipment and infrastructure totalled $19.8 million, primarily within PeterStar, ALTEL and Teleport-TP. The Company's escrow account was drawn down by $12.2 million to fund, in part, these capital expenditures. Cash used in financing activities of $8.8 million related primarily to the repayment of $7.4 million in short term borrowings and the payment of $1.3 million in dividends to minority shareholders.

     Funds held in escrow at June 30, 1998 decreased to $21.7 million from $33.9 million at the end of 1997 reflecting the draw down discussed above. As of June 30, 1998, the Company had working capital, not including funds held in escrow, of $10.9 million compared to a working capital deficit of $1.4 million at the end of 1997.

     As of June 30, 1998, the Company reported consolidated total assets of $334.9 million compared to $335.6 million as of December 31, 1997, which consisted of $56.0 million in current assets, (including $16.0 million in cash and cash equivalents), $148.1 million in property and equipment, $73.7 million in unamortized telecommunications licenses relating to PeterStar, ALTEL and Teleport-TP, escrow funds of $21.7 million and other assets and investments of $33.3 million including $10.9 million in goodwill, net of amortization, relating to the Company's November 1997 acquisition of an additional 29.65% interest in Technocom. Also included in other investments is $2.9 million associated with the Company's acquisition of common shares and assets of Ultra Pass Systems Limited in April 1998. Ultra Pass, working with Cardlink ZAO, a company recently incorporated by the Company to operate in Russia, has developed innovative data networking services aimed at the Russian retail banking industry.

     Long-term indebtedness of $142.7 million, consisting primarily of the Company's Senior and Convertible Notes, as a percentage of total assets, was 42.6% as of June 30, 1998 compared to $133.5 million or 39.8% of total assets as of December 31, 1997.

     Shareholders' equity of $119.4 million as of June 30, 1998 compared with $127.2 million as of December 31, 1997 and consisted of $206.3 million in common stock and additional paid-in capital offset by the Company's deficit of $87.0 million. The Company's ratio of long-term indebtedness to equity at June 30, 1998 was 119.6% compared to 104.9% at December 31, 1997.

     Under the terms of the Company's $123.0 million Senior Note offering placed in June 1996, the Company was required to raise $20.0 million in an equity financing by May 31, 1998. The Company failed to do so, and as a result, the interest rate on the Senior Notes has automatically increased to 14.5% and will remain at 14.5% until the end of the semi-annual interest period in which such an offering is completed. The obligation to raise $20.0 million by May 31, 1998 was also a requirement under the terms of the $12.32 million Series A and $3.1 million Series B Revolving Credit Notes issued in November 1997 in connection with the Company's additional investment in Technocom. The annual interest rate on the 12% Series A and B Notes, which mature on December 30, 1998 and September 30, 1998, respectively, automatically increased to 15% as of June 1, 1998. The Company was also required under the terms of the Revolving Credit Notes to reduce the aggregate commitments of such Notes by $1 million on July 31, 1998 and is required to make further $1 million reductions on the last day of each month thereafter. The July 31, 1998 payment of $1 million has been made. However, the Company did not effect an additional "targeted reduction in commitment" payment of $0.5 million on July 31, 1988, which will result in the issuance of 46,000 warrants to acquire common shares of the Company at an exercise price of $8.625 per share to the holders of the Notes.

     The Company expects to complete an equity financing later this year with proceeds to be used, among other things, to pay off the Revolving Credit Notes. The Company's operations will continue to be financed with the Company's existing cash balances, escrow funds, internally generated cash flow from operations and supplier financing. However, to the extent that the Company experiences lower than expected revenues, higher operating costs, or higher development costs associated with the build-out of the PeterStar, ALTEL or Teleport-TP networks, the Company may be required to seek additional debt or equity financing for operations.

     In addition, the Company is constantly assessing acquisition opportunities throughout the C.I.S. which could complement and add value to the Company's existing businesses. To the extent that the Company enters into any agreements to acquire or invest in additional companies operating in the C.I.S., additional debt and equity financing may be required. There can be no assurance that such financing can or will be obtained on satisfactory terms.

RECENT DEVELOPMENTS

  TRANSACTIONS WITH NEWS AMERICA AND CABLE & WIRELESS

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

     The final condition to the transactions was satisfied on August 13, 1998 when the shareholders of the Company approved the acquisition of the additional PeterStar interest. The transactions were consummated on August 14, 1998.

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

  RUSSIAN FINANCIAL MARKETS

     In recent months, there has been considerable turmoil and uncertainty in the Russian financial markets, prompted in large part by the crisis in the Asian financial markets which began in late 1997 and is still continuing, and the economic and political problems being experienced by a number of Asian countries. The Russian ruble has been under significant pressure, requiring the Russian government to raise interest rates substantially, and to seek special assistance from the International Monetary Fund in order to defend its currency. These developments have been accompanied by a substantial decline in the Russian stock market, the Moscow Times Index having dropped over 70% since January 1, 1998.

     At the present time it is not possible to predict whether the Russian government will be successful in avoiding a devaluation of the ruble, or when stability will return to its financial markets. Any devaluation of the ruble could exacerbate existing economic problems in Russia. Such devaluation would not immediately affect the Company's operating subsidiaries which, although they receive payment in local currencies, invoice by reference to U.S. Dollars. However, increased economic difficulties in Russia could have an impact on the Company's operating subsidiaries in that country, the effect of which it is impossible to assess at the present time. There can be no assurance that these developments will not have a material adverse effect upon the Company in the future.

  EFFECTS OF NEWLY-ISSUED ACCOUNTING PRONOUNCEMENTS

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

     In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 cannot be applied retroactively to financial statements of prior periods. At the current time the Company does not utilize derivative instruments and accordingly it is anticipated that the adoption of SFAS 133 will not have a material impact on the Company's consolidated financial position and results of operations.

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

                                    PART II

                               OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended June 30, 1998, the following issuances of unregistered securities of the Company were made:

     (a) On May 29, 1998, the Company issued an aggregate of 196,458 shares (the "Ultra Pass Shares") of the Company's Common Stock to the shareholders of Ultra Pass Systems Limited, a Scottish company, in connection with the Company's acquisition of 98% of the share capital of Ultra Pass. The Ultra Pass Shares, which were issued in reliance upon Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering, are "restricted" securities but the holders thereof have demand registration rights. No commissions were paid to any underwriter, broker or dealer in connection with such issuance. There were no cash proceeds from the issuance of the shares.

     (b) In connection with the Company's consent solicitation relating to certain amendments to the indentures governing the Company's Senior Notes and Convertible Notes intended to give the Company more flexibility in conducting its business and also to clarify certain provisions of those indentures, the Company agreed to issue warrants (the "Consent Warrants") to those holders of the Senior Notes and the Convertible Notes which consented to the amendments. The Consent Warrants have not yet been issued pending resolution of their eligibility for the depositary and settlement procedures administered by The Depository Trust Company. The Company anticipates that these issues will be resolved shortly and the Consent Warrants will then be issued. The Consent Warrants will be issued in reliance upon Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering. The Company has agreed to register the resale of the shares issuable upon exercise of the Consent Warrants.

     The Company will issue a total of 123,000 five-year Consent Warrants to purchase 1.8 shares of Common Stock at $6.90 per share to the holders of the Senior Notes, and a total of 22,700 five-year Consent Warrants to purchase 2 shares of Common Stock at a price of $6.90 per share to the holders of the Convertible Notes. If all of the Consent Warrants are exercised, the Company will issue a total of 266,800 shares of Common Stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     4.1 Second Supplemental Indenture, dated as of June 15, 1998, among the Company as Issuer, NWE Capital (Cyprus) Limited, PLD Asset Leasing Limited, PLD Capital Limited, Baltic Communications Limited and Wireless Technology Corporations Limited as Guarantors, Clayton A. Waite and Apropos Investments Ltd., as nominee shareholders, and The Bank of New York, as Trustee.

     (b) Reports on Form 8-K

          (i) A Current Report on Form 8-K was filed with the Commission on April 3, 1998, and amended by a Current Report on Form 8-K/A filed with the Commission on April 8, 1998, to file with the Commission the Company's consolidated financial statements for the year ended December 31, 1997, as amended, and the financial statements of NWE Capital (Cyprus) Limited, Technocom Limited and Wireless Technology Corporations Limited, as pledgors under the Company's Senior and Convertible Notes.

          (ii) A Current Report on Form 8-K was filed with the Commission on April 22, 1998 with respect to the signing of the agreements relating to the Company's transactions with News America Incorporated and Cable and Wireless plc. See "Recent Developments."

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PLD TELEKOM INC.

Date: August 14, 1998                     By:      /s/ SIMON EDWARDS
                                          --------------------------------------
                                                      Simon Edwards
                                          Senior Vice President, Chief Financial
                                                  Officer and Treasurer

                                 EXHIBIT INDEX

4.1 Second Supplemental Indenture, dated as of June 15, 1998, among the Company as Issuer, NWE Capital (Cyprus) Limited, PLD Asset Leasing Limited, PLD Capital Limited, Baltic Communications Limited and Wireless Technology Corporations Limited as Guarantors, Clayton A. Waite and Apropos Investments Ltd., as nominee shareholders, and The Bank of New York, as Trustee.