Form 10-Q
period 1998-09-30
PLD TELEKOM INC
filed 1998-11-17
CIK 890568

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

      COMMON STOCK, $.01 PAR VALUE -- 37,846,789 SHARES (OCTOBER 30, 1998)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                PLD TELEKOM INC.

                                     INDEX

                                                              PAGE
                                                              ----
PART I FINANCIAL INFORMATION

  Item 1. Financial Statements

     PLD Telekom Inc.
       Consolidated Condensed Balance Sheets as of September
        30, 1998 (Unaudited) and December 31, 1997..........    2
       Consolidated Condensed Statements of Operations
        (Unaudited) for the three and nine months ended
        September 30, 1998 and 1997.........................    3
       Consolidated Condensed Statements of Cash Flows
        (Unaudited) for the nine months ended September 30,
        1998 and 1997.......................................    4
       Notes to Consolidated Condensed Financial Statements
        (Unaudited) for the three and nine months ended
        September 30, 1998..................................    5

     NWE Capital (Cyprus) Ltd.
       Consolidated Condensed Balance Sheets as of September
        30, 1998 (Unaudited) and December 31, 1997..........   18
       Consolidated Condensed Statements of Operations
        (Unaudited) for the three and nine months ended
        September 30, 1998 and 1997.........................   19
       Consolidated Condensed Statements of Cash Flows
        (Unaudited) for the nine months ended September 30,
        1998 and 1997.......................................   20
       Notes to the Consolidated Condensed Financial
        Statements (Unaudited) for the three and nine months
        ended September 30, 1998............................   21

     Technocom Limited and Subsidiaries
       Consolidated Condensed Balance Sheets as of September
        30, 1998 (Unaudited) and December 31, 1997..........   24
       Consolidated Condensed Statements of Operations
        (Unaudited) for the three and nine months ended
        September 30, 1998 and 1997.........................   25
       Consolidated Condensed Statements of Cash Flows
        (Unaudited) for the nine months ended September 30,
        1998 and 1997.......................................   26
       Notes to the Consolidated Condensed Financial
        Statements (Unaudited) for the three and nine months
        ended September 30, 1998............................   27

     Wireless Technology Corporations Limited
       Consolidated Condensed Balance Sheets as of September
        30, 1998 (Unaudited) and December 31, 1997..........   30
       Consolidated Condensed Statements of Operations
        (Unaudited) for the three and nine months ended
        September 30, 1998 and 1997.........................   31
       Consolidated Condensed Statements of Cash Flows
        (Unaudited) for the nine months ended September 30,
        1998 and 1997.......................................   32
       Notes to the Consolidated Condensed Financial
        Statements (Unaudited) for the three and nine months
        ended September 30, 1998............................   33

  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   35

PART II OTHER INFORMATION

  Item 2. Changes in Securities and Use of Proceeds.........   46

  Item 6. Exhibits and Reports on Form 8-K..................   46

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                PLD TELEKOM INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
              SEPTEMBER 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997

                                                              SEPTEMBER 30         DECEMBER 31
                                                                  1998                 1997
                                                              -------------        ------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
                                            ASSETS
Current assets:
  Cash and cash equivalents.................................    $    10,610          $ 17,256
  Trade receivables, net of allowances......................         17,246            17,078
  Other receivables and prepaids............................          8,352             8,615
  Inventory.................................................          3,299             2,802
  Due from related parties..................................         12,076             6,320
                                                                -----------          --------
          Total current assets..............................         51,583            52,071
Escrow funds................................................         16,609            33,868
Property and equipment, net.................................        161,565           134,998
Telecommunications licenses, net............................         75,365            78,837
Due from related parties....................................          2,011             3,011
Other investments...........................................         11,418             7,036
Goodwill, net...............................................         36,437            12,709
Other assets................................................         12,083            13,056
                                                                -----------          --------
          Total assets......................................    $   367,071          $335,586
                                                                ===========          ========
                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.....................................         14,320            20,320
  Accounts payable..........................................         17,252            13,597
  Accrued liabilities.......................................          4,753             5,750
  Taxes payable.............................................          3,086               944
  Due to related parties....................................          1,279             5,336
  Deferred revenues.........................................          2,190             3,128
  Customer deposits.........................................          4,097             3,070
  Other current liabilities.................................          3,424             1,312
                                                                -----------          --------
          Total current liabilities.........................         50,401            53,457
Long-term debt..............................................        148,572           133,516
Minority interest...........................................         22,372            21,382
Shareholders' equity:
  Preferred stock, par value $0.01 per share,
     authorized -- 100,000,000, issued and
     outstanding -- 446,884.................................              4                 4
  Common stock, par value $0.01 per share,
     authorized -- 100,000,000, issued and
     outstanding -- 37,846,789..............................            378               333
  Additional paid-in capital................................        244,258           204,007
  Accumulated deficit.......................................        (98,914)          (77,113)
                                                                -----------          --------
          Total shareholders' equity........................        145,726           127,231
                                                                -----------          --------
          Total liabilities and shareholders' equity........    $   367,071          $335,586
                                                                ===========          ========

     See accompanying notes to consolidated condensed financial statements.

                                PLD TELEKOM INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                               THREE MONTHS                  NINE MONTHS
                                            ENDED SEPTEMBER 30            ENDED SEPTEMBER 30
                                        --------------------------    --------------------------
                                           1998           1997           1998           1997
                                        -----------    -----------    -----------    -----------
Revenues:
  Telecommunications..................  $    37,181    $    29,052    $   110,713    $    78,324
  Finance lease income................          402            482          1,276          1,490
                                        -----------    -----------    -----------    -----------
                                             37,583         29,534        111,989         79,814
Direct costs..........................       12,805         10,608         35,765         28,294
                                        -----------    -----------    -----------    -----------
     Gross profit.....................       24,778         18,926         76,224         51,520
Operating expenses:
  General and administrative..........       16,335          9,804         38,559         25,902
  Depreciation........................        3,667          3,138         10,300          7,868
  Amortization........................        2,617          1,755          8,175          5,814
  Taxes other than income taxes.......          793          1,357          4,703          3,949
                                        -----------    -----------    -----------    -----------
                                             23,412         16,054         61,737         43,533
                                        -----------    -----------    -----------    -----------
     Operating income.................        1,366          2,872         14,487          7,987
Other income/(expense):
  Share of income/(loss) from equity
     investments......................          114           (193)          (144)          (740)
  Interest and other income...........          298            625          2,115          4,028
  Interest expense....................       (5,714)        (4,457)       (16,263)       (12,846)
  Amortization of deferred financing
     costs............................         (473)          (288)        (1,274)          (864)
  Foreign exchange loss...............       (3,819)          (497)        (4,308)          (656)
  Loss on disposal of investments and
     property and equipment...........          (13)            --            (16)          (251)
                                        -----------    -----------    -----------    -----------
     Loss before income taxes and
       minority interest..............       (8,241)        (1,938)        (5,403)        (3,342)
  Income taxes........................        2,490          2,048          7,661          5,488
                                        -----------    -----------    -----------    -----------
     Loss before minority interest....      (10,731)        (3,986)       (13,064)        (8,830)
Minority interest.....................        1,203          1,391          8,737          4,614
                                        -----------    -----------    -----------    -----------
     Net loss.........................  $   (11,934)   $    (5,377)   $   (21,801)   $   (13,444)
                                        ===========    ===========    ===========    ===========
Net loss per common share:
  Basic...............................  $     (0.33)   $     (0.17)   $     (0.64)   $     (0.42)
  Diluted.............................  $     (0.33)   $     (0.17)   $     (0.64)   $     (0.42)
Weighted average common shares
  outstanding.........................   35,755,077     31,899,328     34,179,889     31,787,099

     See accompanying notes to consolidated condensed financial statements.

                                PLD TELEKOM INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    1998          1997
                                                                  --------      --------
Cash flows from operating activities:
  Net loss..................................................      $(21,801)     $(13,444)
  Adjustments to reconcile net loss to net cash provided
    by/(used in) operating activities:
    Depreciation and amortization...........................        19,749        14,546
    Gain on sale of SPMMTS..................................            --        (1,001)
    Share of loss of equity investments.....................           144           740
    Accrued interest on senior discount notes...............        12,542        10,500
    Minority interest.......................................         8,737         4,614
    Non-cash compensation expense...........................           688            --
    Other...................................................            --           251
    Changes in operating assets and liabilities, net of
     effects of acquisitions:
      Decrease/(increase) in trade receivables, net of
       allowances...........................................          (168)       (3,537)
      Decrease/(increase) in other receivables and
       prepaids.............................................           266        (4,271)
      Decrease/(increase) in inventory......................          (497)         (235)
      Change in due from or to related parties..............        (8,019)         (120)
      Increase/(decrease) in accounts payable, accrued
       liabilities, customer deposits, taxes payable and
       other current liabilities............................         2,498          (782)
      Increase/(decrease) in deferred revenue...............          (938)        1,029
                                                                  --------      --------
         Net cash provided by operating activities..........        13,201         8,290
Cash flows from investing activities:
  Capital expenditures......................................       (22,996)      (29,080)
  Proceeds from sale of SPMMTS..............................            --        17,180
  Escrow funds..............................................        17,259        (1,325)
  Cash received from acquisition............................            82            --
  Cash paid for acquired business...........................          (500)           --
  Investments and other assets..............................        (1,881)         (565)
                                                                  --------      --------
         Net cash used in investing activities..............        (8,036)      (13,790)
Cash flows from financing activities:
  Proceeds from issuance of common stock....................            --         1,738
  Registration costs........................................          (342)           --
  Repayment of notes payable................................        (4,000)           --
  Short-term debt borrowings/(repayments), net..............        (2,000)      (10,068)
  Long-term debt repayments.................................        (3,469)           --
  Cash dividends paid to minority shareholders..............        (2,000)         (200)
  Recapitalization of PeterStar.............................            --         1,427
                                                                  --------      --------
         Net cash used in financing activities..............       (11,811)       (7,103)
                                                                  --------      --------
Decrease in cash and cash equivalents.......................        (6,646)      (12,603)
Cash and cash equivalents, beginning of period..............        17,256        40,674
                                                                  --------      --------
Cash and cash equivalents, end of period....................      $ 10,610      $ 28,071
                                                                  ========      ========
Supplemental disclosures:
    Non-cash investing and financing activities:
      Issued shares for acquired businesses.................      $ 39,560            --
                                                                  ========      ========
      Recapitalization of PeterStar.........................            --         4,012
                                                                  ========      ========
      Supplier financing....................................      $  8,660      $  8,692
                                                                  ========      ========
      Issuance of warrants..................................      $    390      $     --
                                                                  ========      ========
      Acquisition of equipment under capital leases.........      $  4,000      $     --
                                                                  ========      ========
  Interest paid.............................................      $  3,704      $  1,554
                                                                  ========      ========
  Income taxes paid.........................................      $  8,644      $  7,278
                                                                  ========      ========

     See accompanying notes to consolidated condensed financial statements.

                                PLD TELEKOM INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

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

     (b) Net loss per share. The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), on December 31, 1997. SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and supersedes Accounting Principles Board Opinion No. 15. "Earnings Per Share". SFAS 128 requires dual presentation of basic and diluted EPS on the face of the statement of operations and a separate reconciliation of both EPS amounts. Basic EPS is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period presented. Basic loss per share for 1997 has been restated to give effect to SFAS 128 and was not different from net loss per share measured under APB No. 15. Potentially dilutive common stock equivalents totalling 13,358,880 and 11,282,914 at September 30, 1998 and 1997, respectively, have not been included in the computation of diluted net loss per common share because they were antidilutive for the periods presented.

     (c) Comprehensive income. Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," was issued in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 as of January 1, 1998. For the three and nine months ended September 30, 1998 comprehensive loss was equal to consolidated net loss reported on the consolidated statement of operations. As SFAS 130 only requires additional disclosures in the Company's consolidated financial statements, its adoption did not have any impact on the Company's consolidated financial position or results of operations.

     (d) New pronouncements. Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosure about Segments of an Enterprise and Related Information," was issued in June 1997. SFAS 131 establishes standards for the manner in which public companies should report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 for its annual reporting in 1998.

     In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 cannot be applied retroactively to

                                PLD TELEKOM INC.

financial statements of prior periods. At the current time the Company has not evaluated the impact SFAS 133 will have, if any.

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

     Ultimate recoverability of the Company's investments in its operating subsidiaries, PeterStar Company Limited ("PeterStar"), Baltic Communications Limited ("BCL"), ALTEL, formerly known as BECET International ("ALTEL"), and Teleport-TP and its investee companies, is dependent upon each of these subsidiaries and investees achieving and maintaining profitability, which is dependent to a certain extent on the stabilization of the economies of the former Soviet Union, the ability to maintain the necessary telecommunications licenses and the ability to obtain adequate financing to meet capital commitments.

(3) RESTRICTED CASH

     Technocom Limited has entered into bank guarantees in connection with certain of its telecommunications equipment supplier financing agreements. The amount of the guarantees reduces automatically in accordance with installments paid. The amount outstanding as of September 30, 1998 under these supplier financing agreements secured by bank guarantees is approximately $934,000. In addition, pursuant to the terms of the Company's $149.5 million private placement completed on June 12, 1996, $16.6 million remained in escrow on September 30, 1998. The Company intends that these funds will be released in the future for the purchase of telecommunications equipment and for the payment of interest on the Company's senior discount notes.

(4) LONG-TERM DEBT AND SHORT-TERM BORROWINGS

     Under the terms of the Company's $123.0 million Senior Note offering placed in June 1996, the Company was required to raise $20.0 million in an equity financing by May 31, 1998. The Company did not do so, and as a result, the interest rate on the Senior Notes increased from 14% to 14.5% as of June 1, 1998, and will remain at 14.5% until the end of the semi-annual interest period in which such an offering is completed.

     The obligation to raise $20.0 million in equity by May 31, 1998 was also a requirement under the terms of the $12.32 million Series A and $3.1 million Series B Revolving Credit Notes (the "Revolving Credit Notes") issued to the Travelers Insurance Company and the Travelers Indemnity Company (collectively, "Travelers") in November 1997 in connection with the Company's additional investment in Technocom. Accordingly, the annual interest rate on the Series A and B Notes increased from 12% to 15% as of June 1, 1998.

     The Series A Revolving Credit Notes come due in full on December 31, 1998, and the Series B Revolving Credit Notes would have come due in full on September 30, 1998, but for the deferral described below. The Company was obliged to make required amortization payments in respect of the Series B Notes of $1 million on each of July 31 and August 31, and a final payment of $1.1 million on September
30. In relation

                                PLD TELEKOM INC.

to the Series A Notes, the Company was obliged to make a required amortization payment of $1 million on October 31 and is obliged to make a further required amortization payment of $1 million on November 30 and a final payment of $10.32 million on December 31, 1998.

     The Company made the required payments due with respect to the Series B Notes on July 31 and August 31 and by agreement with the holders of the Series B Notes the final payment of $1.1 million due on September 30 has been deferred to November 30, 1998. Payment of this amount has been guaranteed by News America Incorporated ("News America"), which owns approximately 38% of the Company's common stock.

     In addition to the above payments, the Company did not effect certain voluntary amortization (or "targeted reduction in commitment") payments in respect of the Revolving Credit Notes of $0.5 million on July 31, 1998, $0.5 million on August 31, 1998 and $1.0 million on September 30, 1998, which resulted in the issuance of 122,000 warrants to Travelers to acquire shares of common stock of the Company at an exercise price of $8.625 per share.

     The $1 million required payment due on the Series A Notes on October 31 has been deferred to December 31, 1998 and likewise guaranteed by News America. The Company anticipates that the $1 million payment due on November 30 will also be deferred to December 31, 1998, and also anticipates that it will be guaranteed by News America. The Company is currently in discussions with News America regarding the financial terms and conditions under which News America will provide its guarantees. In addition, the Company did not effect the voluntary amortization payment of $1.5 million due on October 31, 1998, which resulted in the issuance of 30,000 warrants to Travelers to acquire shares of common stock of the Company at an exercise price of $8.625 per share. The Company does not anticipate making the $1.5 million voluntary amortization payment due on November 30, 1998 and so expects to issue a further 30,000 warrants to Travelers with an exercise price of $8.625 per share at that time.

(5) CONTINGENCIES

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

     (b) Certain of the Company's subsidiaries have accrued profits and other taxes based on interpretations of the law which may ultimately be disputed by the local taxation authorities. The exposure to additional profits and other taxes, fines and penalties is not determinable, although the Company believes such amounts will not be material.

     (c) At September 30, 1998, PeterStar has commitments of approximately $4,137,000 related to the acquisition of telecommunications equipment. The PeterStar supply contract provides for financing of the entire amount over approximately five years.

     (d) While it has not had to do so historically, PeterStar anticipates that it will have to begin paying local line rental charges to the Petersburg Telephone Network in 1998. The exact fee and date from which charges will be levied have yet to be determined, but the Company does not believe that such payments will have a material adverse effect on the Company's financial position or results of operations.

     (e) Teleport-TP currently utilizes capacity on three Intelsat satellites for the provision of its international and domestic long distance services, pursuant to a fifteen year contract signed with Intelsat in January 1993. The agreement requires quarterly payments of $1.3 million for the remainder of its term.

                                PLD TELEKOM INC.

(6) RECENT DEVELOPMENTS

     On April 19, 1998, the Company entered into separate agreements with News America, a wholly owned subsidiary of News Corporation Limited, and Cable and Wireless plc ("Cable & Wireless") regarding, among other things, the acquisition by the Company of: (i) an additional 11% interest in its subsidiary PeterStar from News America (after its acquisition of such interest from Cable & Wireless); and (ii) a 50% interest in BELCEL, a mobile telephone business in Belarus, together with certain intercompany indebtedness, from Cable & Wireless. In connection with these acquisitions, the Company agreed to issue an aggregate of 4.3 million shares of its Common Stock, valued at approximately $37.6 million to News America and Cable & Wireless. In addition, Cable & Wireless and News America entered into an agreement providing for the sale by Cable & Wireless to News America of its complete stake in the Company (including the Common Stock being issued by the Company to Cable & Wireless in exchange for the interest in BELCEL) and a warrant to purchase 250,000 shares of Common Stock. The final condition to the transactions was satisfied on August 13, 1998 when the shareholders of the Company approved the acquisition of the additional PeterStar interest. The transactions were consummated on August 14, 1998.

     During the second quarter of 1998, the Company purchased 98% of the authorized and issued share capital of Ultra Pass Systems Limited ("Ultra Pass"), from the shareholders of Ultra Pass. In consideration for the purchase of the Ultra Pass shares, the Company issued 196,458 of shares of its Common Stock, par value $0.01 per share, having an aggregate market value of approximately $1.8 million and paid $500,000 in cash. The acquisition has been accounted for by the purchase method of accounting and the final purchase price allocation will be made during the fourth quarter of 1998.

(7) CONSOLIDATING CONDENSED FINANCIAL INFORMATION

     NWE Capital (Cyprus) Limited ("NWE Cyprus"), Wireless Technology Corporations Limited ("WTC"), BCL, PLD Asset Leasing Limited ("PLD Asset Leasing"), PLD Capital Asset Inc. and PLD Capital Limited ("PLD Capital") (collectively, the "Subsidiary Guarantors") have guaranteed the Company's Senior Notes and Convertible Notes issued in June 1996. The following consolidating balance sheet as of September 30, 1998 and consolidating statements of operations for the three and nine months ended September 30, 1998 and 1997, and consolidating statements of cash flows for the nine months ended September 30, 1998 and 1997 depict the financial position and results of operations and cash flows for the Company, presented using the equity method of accounting for its subsidiaries, the combined Subsidiary Guarantors, presented using the equity method of accounting, and the combined non-guarantor subsidiaries together with consolidating eliminations to arrive at the consolidated balance sheets, statements of operations and cash flows of the Company and its subsidiaries. Each of the Subsidiary Guarantors are wholly owned and their guarantees are full, unconditional and joint and several.

     NWE Cyprus and WTC are holding companies and have no operations independent of their subsidiaries. PLD Asset Leasing and PLD Capital are special purpose holding companies incorporated in Cyprus which lease equipment to non-guarantor subsidiaries. PLD Capital Asset Inc. is a special purpose holding company incorporated in Delaware which sells equipment on an installment basis to non-guarantor subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented because they are not material to investors.

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

                                PLD TELEKOM INC.

                          CONSOLIDATING BALANCE SHEET
                                  (UNAUDITED)
                            AS OF SEPTEMBER 30, 1998

                                                                           NON-
                                                         GUARANTOR      GUARANTOR
                                                        SUBSIDIARIES   SUBSIDIARIES                      PLD
                                              PARENT     (COMBINED)     (COMBINED)    ELIMINATIONS   CONSOLIDATED
                                             --------   ------------   ------------   ------------   ------------
                                                                        (IN THOUSANDS)
Current assets:
  Cash and cash equivalents................  $  1,309     $    473       $  8,828      $      --      $  10,610
  Trade receivables, net of allowances.....        --        1,451         15,795             --         17,246
  Other receivables and prepaids...........       433          193          7,725              1          8,352
  Inventory................................        --           93          3,206             --          3,299
  Due from related parties.................       600        2,045          9,315            116         12,076
                                             --------     --------       --------      ---------      ---------
         Total current assets..............     2,342        4,255         44,869            117         51,583
Escrow funds...............................    16,609           --             --             --         16,609
Intercompany investments and advances......   264,079      164,216            936       (429,231)            --
Property and equipment, net................     4,215        7,993        150,638         (1,281)       161,565
Telecommunications licenses, net...........        --           --         32,812         42,553         75,365
Due from related parties...................        --        2,012             --             (1)         2,011
Other investments..........................     5,891            8          5,405            114         11,418
Other assets...............................    11,488           59         12,372         24,601         48,520
                                             --------     --------       --------      ---------      ---------
         Total assets......................   304,625      178,543        247,031       (363,128)       367,071
                                             ========     ========       ========      =========      =========

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings....................    13,420           --            900             --         14,320
  Accounts payable.........................     3,133        1,547         12,915           (343)        17,252
  Accrued liabilities......................     1,413          148          3,192             --          4,753
  Taxes payable............................        --           93          3,037             44          3,086
  Due to related parties...................        --           --          1,236            (43)         1,279
  Deferred revenue.........................        --            4          2,186             --          2,190
  Customer deposits........................        --           26          4,071             --          4,097
  Other current liabilities................     2,207           --          1,215             --          3,422
                                             --------     --------       --------      ---------      ---------
         Total current liabilities.........    20,174        1,818         28,751           (344)        50,399
Long-term debt.............................   138,724           --          9,848              1        148,572
Intercompany payables......................        --       37,344         48,165        (85,508)            --
Minority interest..........................        --           --             --         22,372         22,372
Commitments and contingencies..............
Shareholders' equity:
  Preferred stock..........................         4           --         40,000        (40,000)             4
  Common stock.............................       378      132,278         81,185       (213,463)           378
  Additional paid-in capital...............   244,258           --             --             --        244,258
  Accumulated deficit......................   (98,914)       7,103         39,082        (46,186)       (98,914)
                                             --------     --------       --------      ---------      ---------
         Total shareholders' equity........   145,727      139,382        160,267       (299,649)       145,727
                                             --------     --------       --------      ---------      ---------
         Total liabilities and
           shareholders' equity............  $304,625     $178,543       $247,031      $(363,128)     $ 367,071
                                             ========     ========       ========      =========      =========

                                PLD TELEKOM INC.

                     CONSOLIDATING STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                     THREE MONTHS ENDED SEPTEMBER 30, 1998

                                                                  NON-
                                               GUARANTOR       GUARANTOR
                                              SUBSIDIARIES    SUBSIDIARIES
                                   PARENT      (COMBINED)      (COMBINED)     ELIMINATIONS    CONSOLIDATED
                                  --------    ------------    ------------    ------------    ------------
                                                               (IN THOUSANDS)
Revenues:
  Telecommunications............  $     --      $  2,299        $34,883         $    --         $ 37,182
  Finance lease income..........        --           547          1,245          (1,390)             402
  Management fees...............     1,039         1,875             --          (2,914)              --
                                  --------      --------        -------         -------         --------
          Total revenues........     1,039         4,721         36,128          (4,304)          37,584
Direct costs....................        --         1,272         11,532              --           12,805
                                  --------      --------        -------         -------         --------
          Gross profit..........     1,039         3,448         24,596          (4,304)          24,779
Operating expenses:
  General and administrative....     3,928         2,508         11,751          (1,851)          16,336
  Depreciation..................       (50)          210          3,508              --            3,667
  Amortization..................       879         1,272          1,360            (894)           2,617
  Management fees...............        --            --          1,002          (1,002)              --
  Taxes other than income
     taxes......................       213           201            379              --              794
                                  --------      --------        -------         -------         --------
          Total operating
            expenses............     4,970         4,192         17,999          (3,747)          23,415
                                  --------      --------        -------         -------         --------
          Operating
            income/(loss).......    (3,931)         (744)         6,596            (557)           1,365
Other income/(expense):
  Share of income/(loss) from
     equity investments.........       751         2,285            114          (3,036)             114
  Interest and other income.....       203          (342)          (122)            560              299
  Interest expense..............    (5,159)           --         (1,385)            830           (5,714)
  Amortization of deferred
     financing costs............      (473)           --             --              --             (473)
  Foreign exchange loss.........    (3,325)        2,836         (3,330)             --           (3,818)
  Loss on disposals.............        --           (12)            (1)             --              (13)
                                  --------      --------        -------         -------         --------
          Income/(loss) before
            income taxes and
            minority interest...   (11,934)        4,024          1,873          (2,204)          (8,241)
Income taxes....................        --           (57)         2,547              --            2,490
                                  --------      --------        -------         -------         --------
          Income (loss) before
            minority interest...   (11,934)        4,081           (674)         (2,204)         (10,731)
Minority interest...............        --            --             --           1,203            1,203
                                  --------      --------        -------         -------         --------
          Net income/(loss).....  $(11,934)     $  4,081        $  (674)        $(3,407)        $(11,934)
                                  ========      ========        =======         =======         ========

                                PLD TELEKOM INC.

                     CONSOLIDATING STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                                  NON-
                                               GUARANTOR       GUARANTOR
                                              SUBSIDIARIES    SUBSIDIARIES
                                   PARENT      (COMBINED)      (COMBINED)     ELIMINATIONS    CONSOLIDATED
                                  --------    ------------    ------------    ------------    ------------
                                                               (IN THOUSANDS)
Revenues:
  Telecommunications............  $     --      $  7,429       $ 103,285        $     --        $110,714
  Finance lease income..........        --           547           2,119          (1,390)          1,276
  Management fees...............     2,708         1,875              --          (4,583)             --
                                  --------      --------       ---------        --------        --------
          Total revenues........     2,708         9,851         105,404          (5,973)        111,990
Direct costs....................        --         3,822          31,942              --          35,765
                                  --------      --------       ---------        --------        --------
          Gross profit..........     2,708         6,028          73,462          (5,973)         76,225
Operating expenses:
  General and administrative....     8,502         3,952          27,971          (1,865)         38,560
  Depreciation..................      (154)          624           9,831              --          10,300
  Amortization..................       879         3,713           4,452            (869)          8,175
  Management fees...............        --            --           2,671          (2,671)             --
  Taxes other than income
     taxes......................       509           751           3,443              --           4,704
                                  --------      --------       ---------        --------        --------
          Total operating
            expenses............     9,736         9,041          48,367          (5,405)         61,740
                                  --------      --------       ---------        --------        --------
          Operating
            income/(loss).......    (7,028)       (3,013)         25,094            (568)         14,486
Other income/(expense):
  Share of income/(loss) from
     equity investments.........     3,312        14,642            (144)        (17,954)           (144)
  Interest and other income.....     1,839             1             276              --           2,116
  Interest expense..............   (15,325)           --          (2,328)          1,390         (16,263)
  Amortization of deferred
     financing costs............    (1,274)           --              --              --          (1,274)
  Foreign exchange loss.........    (3,325)        2,789          (3,772)             --          (4,307)
  Loss on disposals.............        --           (12)             (4)             --             (16)
                                  --------      --------       ---------        --------        --------
          Income/(loss) before
            income taxes and
            minority interest...   (21,801)       14,408          19,123         (17,133)         (5,403)
Income taxes....................        --           105           7,556              --           7,661
                                  --------      --------       ---------        --------        --------
          Income (loss) before
            minority interest...   (21,801)       14,303          11,567         (17,133)        (13,064)
Minority interest...............        --            --              --           8,737           8,737
                                  --------      --------       ---------        --------        --------
          Net income/(loss).....  $(21,801)     $ 14,303       $  11,567        $(25,870)       $(21,801)
                                  ========      ========       =========        ========        ========

                                PLD TELEKOM INC.

                     CONSOLIDATING STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                     THREE MONTHS ENDED SEPTEMBER 30, 1997

                                                                  NON-
                                               GUARANTOR       GUARANTOR
                                              SUBSIDIARIES    SUBSIDIARIES
                                   PARENT      (COMBINED)      (COMBINED)     ELIMINATIONS    CONSOLIDATED
                                   -------    ------------    ------------    ------------    ------------
                                                               (IN THOUSANDS)
Revenues:
  Telecommunications.............  $    --       $2,002         $27,050         $    --         $29,052
  Finance lease income...........      (20)         229             482            (209)            482
  Management fees................       --          611              --            (611)             --
                                   -------       ------         -------         -------         -------
          Total revenues.........      (20)       2,842          27,532            (820)         29,534
Direct costs.....................       --          713           9,895              --          10,608
                                   -------       ------         -------         -------         -------
          Gross profit...........      (20)       2,129          17,637            (820)         18,926
Operating expenses:
  General and administrative.....    1,144        1,239           7,640            (219)          9,805
  Depreciation...................      (70)         216           2,992              --           3,138
  Amortization...................      412        1,220             122              --           1,754
  Management fees................        3           --             611            (614)             --
  Taxes other than income
     taxes.......................       81          174           1,102              --           1,357
                                   -------       ------         -------         -------         -------
          Total operating
            expenses.............    1,570        2,849          12,467            (833)         16,053
                                   -------       ------         -------         -------         -------
          Operating
            income/(loss)........   (1,590)        (720)          5,170              13           2,873
Other income/(expense):
  Share of income/(loss) from
     equity investments..........       55        3,920            (184)         (3,984)           (193)
  Interest and other income......      687         (252)            377            (187)            625
  Interest expense...............   (4,264)         204            (397)             --          (4,457)
  Amortization of deferred
     financing costs.............     (288)          --              --              --            (288)
  Foreign exchange loss..........       (3)         (95)           (400)             --            (498)
  Loss on disposals..............       --           --              --              --              --
                                   -------       ------         -------         -------         -------
          Income/(loss) before
            income taxes and
            minority interest....   (5,403)       3,057           4,566          (4,158)         (1,938)
Income taxes.....................      (26)         129           1,929              16           2,048
                                   -------       ------         -------         -------         -------
          Income (loss) before
            minority interest....   (5,377)       2,928           2,637          (4,174)         (3,986)
Minority interest................       --           --            (373)          1,765           1,392
                                   -------       ------         -------         -------         -------
          Net income/(loss)......  $(5,377)      $2,927         $ 3,012         $(5,939)        $(5,378)
                                   =======       ======         =======         =======         =======

                                PLD TELEKOM INC.

                     CONSOLIDATING STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                                  NON-
                                               GUARANTOR       GUARANTOR
                                              SUBSIDIARIES    SUBSIDIARIES
                                   PARENT      (COMBINED)      (COMBINED)     ELIMINATIONS    CONSOLIDATED
                                  --------    ------------    ------------    ------------    ------------
                                                               (IN THOUSANDS)
Revenues:
  Telecommunications............  $     --      $ 5,687         $72,637         $     --        $ 78,324
  Finance lease income..........        --          609           1,490             (609)          1,490
  Management fees...............        --        1,699              --           (1,699)             --
                                  --------      -------         -------         --------        --------
          Total revenues........        --        7,995          74,127           (2,308)         79,814
Direct costs....................        --        1,813          26,481               --          28,294
                                  --------      -------         -------         --------        --------
          Gross profit..........        --        6,182          47,646           (2,308)         51,520
Operating expenses:
  General and administrative....     2,483        3,563          19,868              (12)         25,903
  Depreciation..................      (208)         600           7,476               --           7,868
  Amortization..................     2,004        3,662             147               --           5,813
  Management fees...............       775           --             927           (1,702)             --
  Taxes other than income
     taxes......................       201          427           3,321               --           3,949
                                  --------      -------         -------         --------        --------
          Total operating
            expenses............     5,255        8,252          31,739           (1,714)         43,532
                                  --------      -------         -------         --------        --------
          Operating
            income/(loss).......    (5,255)      (2,070)         15,907             (594)          7,988
Other income/(expense):
  Share of income/(loss) from
     equity investments.........     1,892        9,656            (726)         (11,561)           (740)
  Interest and other income.....     3,299           27             702               --           4,028
  Interest expense..............   (12,323)          --          (1,132)             609         (12,846)
  Amortization of deferred
     financing costs............      (864)          --              --               --            (864)
  Foreign exchange loss.........      (219)          18            (456)              --            (657)
  Loss on disposals.............        --         (251)             --               --            (251)
                                  --------      -------         -------         --------        --------
          Income/(loss) before
            income taxes and
            minority interest...   (13,470)       7,380          14,295          (11,546)         (3,342)
Income taxes....................       (26)         217           5,297               --           5,488
                                  --------      -------         -------         --------        --------
          Income (loss) before
            minority interest...   (13,444)       7,163           8,998          (11,546)         (8,830)
Minority interest...............        --           --            (638)           5,253           4,615
                                  --------      -------         -------         --------        --------
          Net income/(loss).....  $(13,444)     $ 7,163         $ 9,636         $(16,799)       $(13,445)
                                  ========      =======         =======         ========        ========

                                PLD TELEKOM INC.

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                                      NON-
                                                     SUBSIDIARY    GUARANTOR
                                                     GUARANTORS   SUBSIDIARIES
                                           PARENT    (COMBINED)    (COMBINED)    ELIMINATIONS   CONSOLIDATED
                                          --------   ----------   ------------   ------------   ------------
                                                                    (IN THOUSANDS)
Net cash provided by/(used in) operating
  activities............................  $ (5,932)   $  3,521      $ 22,916       $  7,304       $ 13,201
                                          --------    --------      --------       --------       --------
Cash flows from investing activities:
  Escrow funds..........................    17,259          --            --             --         17,259
  Capital expenditures..................     1,334      (2,436)      (30,688)         8,795        (22,996)
  Cash paid for acquired business.......        --          --            --             --             --
  Investments and other assets..........    (1,250)     21,092       (47,718)        25,577         (2,299)
                                          --------    --------      --------       --------       --------
          Net cash provided by (used in)
            investing activities........    17,343      18,656       (78,406)        34,372         (8,036)
                                          --------    --------      --------       --------       --------
Cash flows from financing activities:
  Long-term borrowings/(repayments),
     net................................        --          --        (1,454)        (2,014)        (3,469)
  Short-term borrowings/(repayments),
     net................................    (6,000)         --            --             --         (6,000)
  Issuance of stock.....................        --       6,638        47,277        (53,916)            --
  Dividends paid to minorities..........                                             (2,000)        (2,000)
  Related party advances and other......    (9,616)    (28,583)        6,994         30,862           (342)
                                          --------    --------      --------       --------       --------
     Net cash provided by (used in)
       financing activities.............   (15,616)    (21,945)       52,816        (27,067)       (11,811)
                                          --------    --------      --------       --------       --------
     (Decrease)/Increase in cash and
       cash equivalents.................    (4,205)        232        (2,674)             1         (6,646)
Cash and cash equivalents at beginning
  of period.............................     5,513         241        11,502              0         17,256
                                          --------    --------      --------       --------       --------
Cash and cash equivalents at end of
  period................................  $  1,308    $    473      $  8,828       $      1       $ 10,610
                                          ========    ========      ========       ========       ========

                                PLD TELEKOM INC.

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                                         NON-
                                                       GUARANTOR      GUARANTOR
                                                      SUBSIDIARIES   SUBSIDIARIES
                                            PARENT     (COMBINED)     (COMBINED)    ELIMINATIONS   CONSOLIDATED
                                           --------   ------------   ------------   ------------   ------------
                                                                      (IN THOUSANDS)
Net cash provided by/(used in) operating
  activities.............................  $ (3,627)    $(11,258)      $ 12,720       $ 10,456       $  8,291
Cash flows from investing activities:
  Escrow funds...........................    (1,325)          --             --             --         (1,325)
  Capital expenditures...................       430         (376)       (29,790)           656        (29,080)
  Proceeds from sale of SPMMTS...........    17,180           --             --             --         17,180
  Investments and other assets...........    (4,435)      11,670            348         (8,147)          (564)
                                           --------     --------       --------       --------       --------
          Net cash provided by (used in)
            investing activities.........    11,850       11,294        (29,442)        (7,491)       (13,789)
Cash flows from financing activities:
  Short-term borrowings/(repayments),
     net.................................     5,761           --        (15,829)            --        (10,068)
  Issuance of stock......................     1,738       12,210         13,599        (25,808)         1,739
  Dividends paid to minorities...........        --         (200)          (400)           400           (200)
  Related party advances and other.......    (9,717)     (12,068)           768         22,444          1,427
                                           --------     --------       --------       --------       --------
     Net cash provided by (used in)
       financing activities..............    (2,218)         (58)        (1,862)        (2,964)        (7,102)
                                           --------     --------       --------       --------       --------
     (Decrease)/Increase in cash and cash
       equivalents.......................     6,005          (22)       (18,584)            --        (12,600)
Cash and cash equivalents at beginning of
  period.................................     7,271          331         33,072             --         40,674
                                           --------     --------       --------       --------       --------
Cash and cash equivalents at end of
  period.................................  $ 13,276     $    309       $ 14,488       $     --       $ 28,074
                                           ========     ========       ========       ========       ========

                           NWE CAPITAL (CYPRUS) LTD.

                  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (UNAUDITED)

                           NWE CAPITAL (CYPRUS) LTD.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
              SEPTEMBER 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997

                                                              SEPTEMBER 30,      DECEMBER 31,
                                                                  1998               1997
                                                              -------------      ------------
                                                                (THOUSANDS OF U.S. DOLLARS
                                                                    EXCEPT SHARE DATA)
                                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $  6,823           $  7,849
  Trade receivables, net of allowances......................      13,336             12,725
  Other receivables and prepaids............................       5,662              3,266
  VAT receivable............................................       2,224              2,154
  Due from related parties..................................          --                468
  Inventory.................................................       3,206              2,566
                                                                --------           --------
          Total current assets..............................      31,251             29,028
Property and equipment, net.................................      95,869             79,002
Telecommunications licenses, net............................      38,745             42,286
Other receivables...........................................          --              3,012
Goodwill, net...............................................       1,419              1,580
Other assets................................................       2,399                280
                                                                --------           --------
          Total assets......................................    $169,683           $155,188
                                                                ========           ========

                            LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Bank indebtedness.........................................    $    900           $    900
  Accounts payable..........................................       2,373              3,064
  Accrued liabilities.......................................       2,397              3,044
  Advances from other group companies.......................      29,346             32,810
  Due to related parties....................................         433                818
  Customer deposits and advances............................       6,257              5,978
  Current portion of long term debt.........................       3,610              3,988
                                                                --------           --------
          Total current liabilities.........................      45,316             50,602
                                                                --------           --------
Long-term debt..............................................      18,187             12,458
Due to related parties......................................          --              2,144
Minority interest...........................................      26,845             19,391
Commitments and contingencies
Shareholder's equity:
  Common stock, par value CYP 1 per share. Authorized
     3,246,174 shares in 1998 and 1997; issued and
     outstanding 1,000 shares in 1998 and 1997..............       7,082              7,082
  Contributed surplus.......................................      63,723             63,723
  Accumulated surplus (deficit).............................       8,530               (212)
                                                                --------           --------
          Total shareholder's equity........................      79,335             70,593
                                                                --------           --------
          Total liabilities and shareholder's equity........    $169,683           $155,188
                                                                ========           ========

     See accompanying notes to consolidated condensed financial statements.

                           NWE CAPITAL (CYPRUS) LTD.

          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                          (THOUSANDS OF U.S. DOLLARS)

                                                           THREE MONTHS            NINE MONTHS
                                                        ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                        -------------------    -------------------
                                                          1998       1997        1998       1997
                                                        --------   --------    --------   --------
Telecommunications revenue............................  $29,583    $22,588     $87,521    $58,095
Direct costs..........................................    8,042      6,864      23,583     15,809
                                                        -------    -------     -------    -------
          Gross profit................................   21,541     15,724      63,938     42,286
Operating expenses:
  General and administrative..........................    9,328      5,314      20,639     13,489
  Management fees.....................................       14         --         833         --
  Depreciation........................................    2,513      2,332       7,209      5,735
  Amortization........................................    1,247      1,239       3,702      3,709
  Taxes other than income taxes.......................      820        762       3,011      2,302
                                                        -------    -------     -------    -------
          Total operating expenses....................   13,922      9,647      35,394     25,235
                                                        -------    -------     -------    -------
          Operating income............................    7,619      6,077      28,544     17,051
Other income/(expense):
  Interest and other income...........................     (518)       (61)        133        162
  Interest on long-term debt..........................     (179)      (211)       (559)      (616)
  Foreign exchange loss...............................   (2,243)       (56)     (2,463)      (283)
                                                        -------    -------     -------    -------
          Income before income taxes and minority
            interest..................................    4,679      5,749      25,655     16,314
Income taxes..........................................    2,489      1,361       7,459      4,582
                                                        -------    -------     -------    -------
          Income before minority interest.............    2,190      4,388      18,196     11,732
Minority interest.....................................    1,590      2,414       9,454      6,567
                                                        -------    -------     -------    -------
          Net income/(loss)...........................  $   600    $ 1,974     $ 8,742    $ 5,165
                                                        =======    =======     =======    =======

     See accompanying notes to condensed consolidated financial statements.

                           NWE CAPITAL (CYPRUS) LTD.

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                          (THOUSANDS OF U.S. DOLLARS)

                                                                  1998        1997
                                                                  ----        ----
Cash flows from operating activities:
  Net loss..................................................    $  8,742    $  5,165
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................      10,911       9,444
     Minority interest......................................       9,454       6,567
     Changes in operating assets and liabilities:
       Increase in accounts receivable......................        (611)     (4,050)
       Decrease (increase) in other receivables, prepaids
        and VAT receivable..................................      (2,466)     (1,965)
       (Decrease) increase in inventory.....................        (640)       (229)
       Change in amounts due from and to related parties....      (2,061)      3,361
       (Decrease) increase in customer deposits and
        advances............................................         279         (85)
       Increase (decrease) in accounts payable and accrued
        liabilities.........................................      (2,137)      3,295
       Increase (decrease) intercompany advances............      (3,464)         --
                                                                --------    --------
          Net cash provided by operating activities.........      18,007      21,503
Cash flows from investing activities:
  Capital expenditures......................................     (16,620)    (20,531)
  Other investments and assets..............................         893        (296)
                                                                --------    --------
          Net cash used in investing activities.............     (15,727)    (20,827)
Cash flows from financing activities:
  Long-term debt............................................      (1,306)        996
  Dividends.................................................      (2,000)       (200)
  PeterStar recapitalization................................          --       1,427
                                                                --------    --------
          Net cash (used in)/provided by financing
            activities......................................      (3,306)      2,223
                                                                --------    --------
          Increase in cash and cash equivalents.............      (1,026)      2,899
Cash and cash equivalents at beginning of year..............       7,849       5,185
                                                                --------    --------
Cash and cash equivalents at end of year....................    $  6,823    $  8,084
                                                                ========    ========

Supplemental Disclosures:
  Non-cash investing and financing activities:
     Purchase of equipment with advances from PLD Telekom
      Inc. and under long-term contracts....................    $  7,456    $  8,697
                                                                ========    ========
  Interest paid.............................................    $    798    $    329
                                                                ========    ========
  Income taxes paid.........................................    $  8,592    $  6,951
                                                                ========    ========

     See accompanying notes to consolidated condensed financial statements.

                           NWE CAPITAL (CYPRUS) LTD.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (UNAUDITED)

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

     The Company's parent is PLD Telekom Inc. ("PLD"). The parent's investment in the Company has been pushed down into the Company's consolidated financial statements and allocated to the cost of the telecommunications licenses and goodwill. The Company's consolidated balance sheet at December 31, 1997 and at September 30, 1998 reflects the effect of this push down accounting treatment. The costs of the telecommunications licenses are amortized on a straight line basis over the terms of the related licenses. Goodwill is amortized on a straight line basis over 20 years.

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

     Ultimate recoverability of the Company's investments in its subsidiaries, PeterStar Company Limited ("PeterStar"), Wireless Technology Corporations Limited ("WTC") and C.P.Y. Yellow Pages Limited ("Yellow Pages"), is dependent upon each of these subsidiaries achieving and maintaining profitability, which is dependent to a certain extent on the stabilization of the economies of the former Soviet Union, the ability to maintain the necessary telecommunications licenses and the ability to obtain adequate financing to meet capital commitments.

(3)  RECENT DEVELOPMENTS

     On August 14, 1998, PLD acquired an additional 11% of PeterStar through its acquisition of 100% of the outstanding stock of PLD Holdings Ltd., a Bermudan company, from Cable & Wireless.

(4)  COMMITMENTS AND CONTINGENCIES

  (a) Taxation

     PeterStar and ALTEL (an operating subsidiary of WTC formerly known as BECET International) have accrued profit and other taxes based on interpretations of the law which may ultimately be disputed by the local taxation authorities. Management believes that the exposure to additional profit and other taxes, fines and penalties will not have a material adverse effect on the financial position or results of operations of the Company.

                           NWE CAPITAL (CYPRUS) LTD.

  (b) Purchase Commitments

     At September 30, 1998, PeterStar has commitments of approximately $4,137,000 related to the acquisition of telecommunications equipment. The PeterStar supply contract provides for financing of the entire amount over approximately five years.

  (c) Management Services

     On January 1, 1998, PLD entered into a two year agreement with ALTEL, under which PLD would provide certain consulting, informational services, management support services and personnel expertise. The agreement provides for a fee of $25,000 per month plus 3.4% of monthly gross revenues.

     ALTEL has negotiated an agreement with its other shareholder effective January 1, 1998 with a two year term. The shareholder will provide certain consulting services, management support services and personnel expertise. Payments under this agreement are 300,000 tenge (U.S. dollar equivalent as of September 30, 1998 approximates $4,900) per month plus 1.0% of monthly gross revenues.

  (d) Guarantee

     In June 1996, PLD issued senior discount notes and convertible subordinated notes with an aggregate principal amount of $149.5 million. PLD registered these debt securities with the SEC in 1998. The Company is a guarantor of the debt under the terms of the related indentures.

  (e) Line Rental

     While is has not had to do so historically, PeterStar anticipates that it will have to begin paying local line rental charges to the Petersburg Telephone System, an indirect minority shareholder of PeterStar, in 1998. The exact fee and date from which charges will be levied have yet to be determined, but the Company does not believe that such payments will have a material adverse effect on the Company's financial position or results of operations.

(5)  COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," was issued in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 as of January 1, 1998. For the three and nine months ended September 30, 1998, comprehensive loss was equal to consolidated net loss reported on the consolidated statement of operations. As SFAS 130 only requires additional disclosures in the Company's consolidated financial statements, its adoption did not have any impact on the Company's consolidated financial position or results of operations.

(6)  ACCOUNTING PRONOUNCEMENTS

     In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 cannot be applied retroactively to financial statements of prior periods. At the current time the Company has not evaluated the impact SFAS 133 will have, if any.

                       TECHNOCOM LIMITED AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

                       TECHNOCOM LIMITED AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
              SEPTEMBER 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
                                                               (THOUSANDS OF U.S. DOLLARS)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  2,061         $  4,671
  Trade receivables, net of allowances......................       2,458            2,942
  Other receivables.........................................       1,649            2,806
  Due from related parties..................................       8,410            5,591
                                                                --------         --------
          TOTAL CURRENT ASSETS..............................      14,578           16,010
Property and equipment, net.................................      53,415           50,656
Telecommunications licenses, net............................      33,313           36,632
Due from related parties....................................       2,154            2,253
Goodwill, net...............................................      10,711           11,129
Other investments and assets, net...........................         971            1,307
                                                                --------         --------
          TOTAL ASSETS......................................    $115,142         $117,987
                                                                ========         ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................       6,907            6,078
  Accrued liabilities.......................................         785            1,590
  Taxes payable.............................................       3,000            1,942
  Due to related parties....................................      18,881           21,867
  Other current liabilities.................................         115              765
                                                                --------         --------
          TOTAL CURRENT LIABILITIES.........................      29,688           32,242
Other liabilities...........................................          --              337
Due to related parties......................................       8,000              336
Supplier financing..........................................       3,179            3,327
SHAREHOLDERS' EQUITY
Capital stock...............................................           1                1
  Preference shares, par value $1.00 per share, authorized,
     issued and fully paid -- 1,000 shares
  Ordinary shares, par value IR(pound)1 per share,
     authorized -- 1,000 shares, issued and fully
     paid -- 199 shares
  Share premium.............................................      40,390           40,390
  Additional Capital........................................      46,402           45,756
  Accumulated deficit.......................................     (12,518)          (4,402)
                                                                --------         --------
TOTAL SHAREHOLDERS' EQUITY..................................      74,275           81,745
                                                                --------         --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................    $115,142         $117,987
                                                                ========         ========

   See accompanying notes to the consolidated condensed financial statements

                       TECHNOCOM LIMITED AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                         FOR THE THREE AND NINE MONTHS
                               ENDED SEPTEMBER 30
                          (THOUSANDS OF U.S. DOLLARS)

                                                        THREE MONTHS ENDED       NINE MONTHS
                                                          SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                        ------------------   -------------------
                                                          1998      1997       1998       1997
                                                        --------   -------   --------   --------
REVENUES:
  Telecommunications..................................  $  5,301   $ 4,462   $15,763    $14,542
  Finance lease income................................       402       482     1,276      1,490
                                                        --------   -------   -------    -------
          TOTAL REVENUES..............................     5,703     4,944    17,039     16,032
DIRECT COSTS..........................................     3,491     3,030     8,331     10,263
                                                        --------   -------   -------    -------
GROSS PROFIT..........................................     2,212     1,914     8,708      5,769
OPERATING EXPENSES:
  General and administrative..........................     2,549     1,861     6,763      4,729
  Depreciation........................................       911       667     2,669      1,681
  Amortization........................................     1,390       131     4,412        177
  Taxes other than income taxes.......................      (329)      267       661      1,018
                                                        --------   -------   -------    -------
          TOTAL OPERATING EXPENSES....................     4,521     2,926    14,505      7,605
OPERATING LOSS........................................    (2,309)   (1,012)   (5,797)    (1,836)
OTHER INCOME/(EXPENSES):
  Share of income/(loss) from equity investments......       114      (193)     (144)      (740)
  Interest income.....................................        18        35       135        534
  Interest expense....................................      (363)     (264)     (926)      (515)
  Foreign exchange loss...............................    (1,099)      (71)   (1,384)       (18)
                                                        --------   -------   -------    -------
LOSS BEFORE TAXATION AND MINORITY INTEREST............    (3,639)   (1,505)   (8,116)    (2,575)
Income taxes..........................................        --      (350)       --       (487)
                                                        --------   -------   -------    -------
          LOSS BEFORE MINORITY INTEREST...............    (3,639)   (1,855)   (8,116)    (3,062)
Minority interest.....................................        --       535        --        800
                                                        --------   -------   -------    -------
NET LOSS..............................................  $ (3,639)  $(1,320)  $(8,116)   $(2,262)
                                                        ========   =======   =======    =======

   See accompanying notes to the consolidated condensed financial statements

                       TECHNOCOM LIMITED AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                          (THOUSANDS OF U.S. DOLLARS)

                                                                1998       1997
                                                               -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................   $(8,116)  $ (2,262)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization.............................     7,081      1,858
  Share of loss of equity investments.......................       144        740
  Minority interest.........................................        --       (800)
Changes in operating assets and liabilities:
  (Increase)/decrease in trade receivables..................       484        972
  (Increase)/decrease in other receivables..................       863     (2,272)
  Changes in due from/to related parties....................     1,957     12,533
  Increase/(decrease) in accounts payable and deferred
     taxes..................................................     1,511        522
  Increase/(decrease) in accrued liabilities................       600        (49)
  Increase/(decrease) in other liabilities..................        --         --
                                                               -------   --------
CASH PROVIDED BY OPERATING ACTIVITIES.......................     4,524     11,242
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures........................................    (4,784)   (17,054)
Other investments and assets................................      (187)       107
                                                               -------   --------
CASH USED IN INVESTING ACTIVITIES...........................    (4,971)   (16,947)
                                                               -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment on long-term indebtedness...........................    (2,163)      (123)
Repayment of bank borrowings................................        --    (15,829)
                                                               -------   --------
CASH USED IN FINANCING ACTIVITIES...........................    (2,163)   (15,952)
Decrease in cash and cash equivalents.......................    (2,610)   (21,657)
Cash and cash equivalents at beginning of period............     4,671     27,997
                                                               -------   --------
CASH AT CASH EQUIVALENTS AT END OF PERIOD...................   $ 2,061   $  6,340
                                                               =======   ========
Supplemental disclosures:
Interest paid...............................................   $   148   $    354
                                                               =======   ========
Income taxes paid...........................................   $    --   $     --
                                                               =======   ========

   See accompanying notes to the consolidated condensed financial statements

                       TECHNOCOM LIMITED AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

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

     The Company's parent is PLD Telekom Inc. ("PLD"). The parent's investment in the Company has been pushed down into the Company's consolidated financial statements and allocated to the cost of the telecommunications licenses and goodwill. The Company's consolidated balance sheet at December 31, 1997 and at September 30, 1998 reflects the effect of this push down accounting treatment.

     The costs of the telecommunications licenses are amortised on a straight line basis over the terms of the related licenses. Goodwill is amortised on a straight line basis over 20 years.

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

     Ultimate recoverability of the Company's investments is dependent upon each of the subsidiaries and affiliates achieving and maintaining profitability, which is dependent to a certain extent on a stabilization of the economies of the former Soviet Union, the ability to maintain the necessary telecommunications licenses and the ability to obtain adequate financing to meet capital commitments.

(3) COMMITMENTS AND CONTINGENCIES

     The Company's Russian subsidiary, Teleport-TP, currently utilizes capacity on three Intelsat satellites for the provision of its international and domestic long distance services, pursuant to a fifteen year contract signed with Intelsat in January 1993. The agreement requires quarterly payments of $1.3 million for the remainder of its term.

     As of September 30, 1998, the Company has a commitment to pay PLD $8,000,000 on April 20, 2001 in accordance with the terms of an agreement dated April 21, 1998 between the Company and PLD. In addition,

                       TECHNOCOM LIMITED AND SUBSIDIARIES
according to the terms of the agreement interest accrues at the rate of 14% p.a. and will be payable annually in arrears on the anniversary of the agreement date.

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

     The Company has entered into bank guarantees under certain of its telecommunications equipment supplier financing agreements. The amount of the guarantees reduce automatically in accordance with installments paid. The amounts outstanding at September 30, 1998 amounted to $934,000.

(4) COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," was issued in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 as of January 1, 1998. For the three and nine months ended September 30, 1998, comprehensive loss was equal to consolidated net loss reported on the consolidated statement of operations. As SFAS 130 only requires additional disclosures in the Company's consolidated financial statements, its adoption did not have any impact on the Company's consolidated financial position or results of operations.

(5) ACCOUNTING PRONOUNCEMENTS

     In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 can not be applied retroactively to financial statements of prior periods. At the current time the Company has not evaluated the impact SFAS 133 will have, if any.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

                  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (UNAUDITED)

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

                     CONSOLIDATED CONDENSED BALANCE SHEETS
              SEPTEMBER 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997

                                                              SEPTEMBER 30,        DECEMBER 31,
                                                                  1998                 1997
                                                              -------------        ------------
                                                                 (THOUSANDS OF U.S. DOLLARS)
                                            ASSETS
Current assets:
  Cash and cash equivalents.................................     $ 5,430             $ 5,294
  Trade receivables, net of allowance.......................       3,525               3,462
  Inventory.................................................       1,109               1,640
  Prepaid expenses and other current assets.................       1,484                 798
                                                                 -------             -------
          Total current assets..............................      11,548              11,194
Property and equipment, net.................................      26,061              23,362
Telecommunications license, net.............................      22,010              23,693
                                                                 -------             -------
          Total assets......................................     $59,619             $58,249
                                                                 =======             =======

                             LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................       1,449               1,197
  Due to related parties....................................         706               1,875
  Customer deposits and advances............................       4,071               3,070
  Income tax payable........................................          33                  58
                                                                 -------             -------
          Total current liabilities.........................       6,259               6,200
                                                                 -------             -------
Commitments and contingencies
Minority interest...........................................       5,914               4,489
Shareholder's equity:
  Common stock, par value of $1 per share,
     authorized -- 20,001,000 shares, issued and
     outstanding -- 20,000,002 shares.......................      20,000              20,000
  Contributed capital.......................................      30,803              30,803
  Accumulated deficit.......................................      (3,357)             (3,243)
                                                                 -------             -------
          Total shareholder's equity........................      47,446              47,560
                                                                 -------             -------
          Total liabilities and shareholder's equity........     $59,619             $58,249
                                                                 =======             =======

     See accompanying notes to consolidated condensed financial statements.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)
                          (THOUSANDS OF U.S. DOLLARS)

                                                            THREE MONTHS            NINE MONTHS
                                                        ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                        --------------------    --------------------
                                                          1998        1997        1998        1997
                                                        --------    --------    --------    --------
Telecommunications revenues...........................   $9,974      $7,883     $29,651     $20,642
Direct costs..........................................    2,184       1,737       6,086       4,759
                                                         ------      ------     -------     -------
Gross profit..........................................    7,790       6,146      23,565      15,883
Operating expenses:
  General and administrative..........................    2,500       2,073       7,257       5,379
  Management fees.....................................      414         311       1,233         799
  Depreciation and amortization.......................    1,427       1,809       4,449       4,489
  Taxes other than income tax.........................      104         133         388         304
                                                         ------      ------     -------     -------
          Total operating expenses....................    4,445       4,326      13,327      10,971
                                                         ------      ------     -------     -------
Operating income......................................    3,345       1,820      10,238       4,912

Other income/(expense):
  Interest and other income...........................     (173)         83          12         162
  Foreign exchange (loss)/gain........................      (62)         33        (253)        (79)
                                                         ------      ------     -------     -------
     Net income before income tax and minority
       interest.......................................    3,110       1,936       9,997       4,995
Income tax............................................    1,615       1,083       4,686       2,140
                                                         ------      ------     -------     -------
          Net income before minority interest.........    1,495         853       5,311       2,855
Minority interest.....................................    1,004         683       3,425       2,197
                                                         ------      ------     -------     -------
Net income............................................   $  491      $  170     $ 1,886     $   658
                                                         ======      ======     =======     =======

     See accompanying notes to consolidated condensed financial statements.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                          (THOUSANDS OF U.S. DOLLARS)

                                                               1998       1997
                                                              -------    -------
Cash flows provided by operating activities:
  Net income................................................  $ 1,886    $   658
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    4,449      4,489
     Gain on disposal.......................................       55         --
     Bad debt expense.......................................      262        263
     Minority interest......................................    3,425      2,197
     Changes in operating assets and liabilities:
       Increase in trade receivables........................     (396)      (927)
       Decrease in inventory................................      531         27
       Increase in prepaid expenses and other current
        assets..............................................     (686)      (247)
       Increase (decrease) in accounts payable and accrued
        liabilities.........................................      252     (1,022)
       (Decrease) increase in due to related parties........   (1,169)      (235)
       Increase in customer deposits and advances...........    1,001        814
       (Decrease) increase in income tax payable............      (25)       194
                                                              -------    -------
          Net cash provided by operating activities.........    9,585      6,211
                                                              -------    -------
Cash flows used in investing activities -- purchase of
  property and equipment....................................   (5,449)    (2,572)
                                                              -------    -------
Cash flows from financing activities -- dividend payments...   (4,000)      (400)
                                                              -------    -------
          Increase in cash and cash equivalents.............      136      3,239
Cash and cash equivalents at beginning of period............    5,294      2,733
                                                              -------    -------
Cash and cash equivalents at end of period..................  $ 5,430    $ 5,972
                                                              =======    =======
Supplemental disclosures:
  Interest paid.............................................  $    --    $    --
                                                              =======    =======
  Income taxes paid.........................................  $ 4,701    $ 3,952
                                                              =======    =======

     See accompanying notes to consolidated condensed financial statements.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

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

     The Company's ultimate parent is PLD Telekom Inc. ("PLD"). The parent's investment in the Company has been pushed down into the Company's consolidated financial statements and allocated to the cost of the telecommunications license. The Company's consolidated balance sheet at December 31, 1997 and at September 30, 1998 reflects the effect of this push down accounting treatment. The cost of the telecommunications license is amortized on a straight line basis over the term of the license.

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

(3)  COMMITMENTS AND CONTINGENCIES

     PLD issued senior discount notes and convertible subordinated notes with an aggregate principal amount of $149.5 million in June 1996. PLD registered these debt securities with the SEC in 1998. The Company, along with other PLD subsidiaries, is a guarantor of the debt securities under the terms of the related indentures.

     On January 1, 1998, PLD entered into a two year agreement with ALTEL, under which PLD would provide certain consulting, informational services, management support services and personnel expertise. The agreement provides for a fee of $25,000 per month plus 3.4% of monthly gross revenues.

     ALTEL has negotiated an agreement with its other shareholder effective January 1, 1998 with a two year term. The shareholder will provide certain consulting services, management support services and personnel expertise. Payments under this agreement are 300,000 tenge (U.S. dollar equivalent as of September 30, 1998 approximates $4,900) per month plus 1.0% of monthly gross revenues.

     ALTEL has accrued profit and other taxes based on interpretations of the law which may ultimately be disputed by the local taxation authorities. Management believes that the exposure to additional profit and

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED other taxes, fines and penalties will not have material effect on the financial position or results of operations of the Company.

(4)  COMPREHENSIVE INCOME

     Statements of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," was issued in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 as of January 1, 1998. For the three and nine months ended September 30, 1998, comprehensive loss was equal to consolidated net loss reported on the consolidated statement of operations. As SFAS 130 only requires additional disclosures in the Company's consolidated financial statements, its adoption did not have any impact on the Company's consolidated financial position or results of operations.

(5)  ACCOUNTING PRONOUNCEMENTS

     In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 can not be applied retroactively to financial statements of prior periods. At the current time the Company has not evaluated the impact SFAS 133 will have, if any.

(6)  DIVIDEND PAYMENTS

     Total dividends declared and paid were $4.0 million and $400,000 for the nine months ended September 30, 1998 and 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to political, social and economic conditions in the countries of the former Soviet Union and the Commonwealth of Independent States, the commencement of certain programs and the proposed offering of certain services by the Company's operating subsidiaries, proposed changes in the Company's corporate structure and centers of operations, the impact of Year 2000 issues on the Company's operations and interpretations and actions of certain regulatory authorities, including in the United States, Canada, Russia, and Kazakhstan, as well as information contained elsewhere in this report where statements are preceded by, followed by, or include the words "believes," "expects," "anticipates," and similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, those discussed elsewhere in the Report.

BASIS OF PRESENTATION

     The Company's key interests at September 30, 1998 include a 71% equity interest in PeterStar, which provides telecommunications services in St. Petersburg, Russia; a 50% equity interest in ALTEL, which provides cellular services in Kazakhstan; a 50% interest in Belcel, which provides cellular services in Belarus; and an 80.4% equity interest in Technocom which, through its 49.3% equity interest in Teleport-TP, operates an international teleport in Moscow, fiber optic networks in Moscow and its environs and a satellite-based long distance network across Russia.

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

     Certain of the Company's subsidiaries pay management fees to their shareholders, including the Company. The figures presented for the subsidiaries reflect all payments of such fees (i.e. management fees are included in operating expenses in the same way as other expenses of the subsidiary). Profitability measures -- EBITDA, operating profit and net income -- are therefore quoted after accounting for such payments.

RESULTS OF OPERATIONS

  Three and Nine Months Ended September 30, 1998 Versus Three and Nine Months Ended September 30, 1997

     Overview. The Company reported a net loss of $11.9 million ($0.33 per share) and operating income of $1.4 million on revenues of $37.6 million for the three months ended September 30, 1998, compared to a net loss of $5.4 million ($0.17 per share) and operating income of $2.9 million on operating revenues of $29.5 million reported in the third quarter of 1997. EBITDA of $3.9 million reported in the third quarter of 1998 compared with $7.1 million in the third quarter of 1997.

     For the nine months ended September 30, 1998, the Company reported a net loss of $21.8 million ($0.64 per share) and operating income of $14.5 million on revenues of $112.0 million compared to a net loss of $13.4 million ($0.42 per share) and operating income of $8.0 million operating on revenues of $79.8 million reported in the nine months ended September 30, 1997. EBITDA of $28.5 million reported in the nine months ended September 30, 1998 compared with $20.0 million reported in 1997.

     The following narrative discusses the major line items comprising the Company's net loss for the three and nine months ended September 30, 1998 compared to the three and nine months ended September 30, 1997.

     Revenues. Revenues increased 27.5% from $29.5 million in the third quarter of 1997 to $37.6 million in the third quarter of 1998. For the nine months ended September 30, 1998 revenues increased 40.4% from $79.8 million recorded in 1997 to $112.0 million in 1998. These increases were primarily a result of the strong year-on-year revenue growth in PeterStar and ALTEL, which for the nine months ended September 30, 1998 together accounted for 77.3% of the Company's consolidated revenues. PeterStar's subscriber line numbers reached 176,000 by the end of the third quarter, up 88,000 over the previous year. ALTEL's number of subscribers increased to 18,000, up 8,000 over last year, the accelerated rate of growth being primarily due to the introduction of prepaid cellular service in August 1998. In 1998, Teleport-TP has added an additional ten earth stations in the C.I.S. which are expected to become contributors to overall revenues as they become fully operational.

     The following table shows the Company's consolidated revenues by principal operating subsidiary for the three and nine months ended September 30, 1998 and 1997 and the percentage growth in revenues between the periods:

                          THREE MONTHS          THREE MONTHS                          NINE MONTHS           NINE MONTHS
                              ENDED                 ENDED                                ENDED                 ENDED
                          SEPTEMBER 30,         SEPTEMBER 30,           %            SEPTEMBER 30,         SEPTEMBER 30,
                              1998                  1997              CHANGE             1998                  1997
                       -------------------   -------------------       OVER       -------------------   -------------------
                       ($ MILLION)     %     ($ MILLION)     %     PRIOR PERIOD   ($ MILLION)     %     ($ MILLION)     %
                       -----------   -----   -----------   -----   ------------   -----------   -----   -----------   -----
PeterStar............     19.1        50.8%     14.2        48.1%      34.5%          56.9       50.8%     36.5        45.7%
ALTEL................     10.0        26.6%      7.8        26.4%      28.2%          29.7       26.5%     20.6        25.8%
Technocom............      5.7        15.2%      4.9        16.6%      16.3%          17.0       15.2%     16.0        20.1%
BCL..................      2.3         6.1%      2.0         6.8%      15.0%           7.4        6.6%      5.7         7.1%
Other................      0.5         1.3%      0.6         2.1%     (16.7)           1.0        0.9%      1.0         1.3%
                          ----       -----      ----       -----      -----          -----      -----      ----       -----
                          37.6       100.0%     29.5       100.0%      27.5%         112.0      100.0%     79.8       100.0%
                          ====       =====      ====       =====      =====          =====      =====      ====       =====


                            %
                       CHANGE OVER
                       PRIOR PERIOD
                       ------------
PeterStar............      55.9%
ALTEL................      44.2%
Technocom............       6.3%
BCL..................      29.8%
Other................       0.0%
                           ----
                           40.4%
                           ====

     Revenues in the third quarter of 1998 were $1.6 million less than those in the second quarter (although still $2.4 million more than those in the first quarter of 1998), as the Company's businesses started to feel the effects of the Russian economic crisis, which has resulted in the loss of some customers (principally customers of the three cellular operators in St. Petersburg whose calls are routed over the PeterStar network), as well as reduced calling activity among those who have remained customers. In the case of Teleport-TP, where tariffs to certain customers are quoted in roubles, revenues have been adversely affected by the rouble devaluation. In addition, collections have started to slow, and the Company's businesses are having to devote more resources to the process of collecting receivables.

     Management believes that revenue growth for the last quarter of 1998 may show some increase over the third quarter, but that, based upon the current economic circumstances in Russia, revenues in 1999 are unlikely to grow at the same rate as they have in recent years. Given the many uncertainties in the Russian political and economic situations at the present time, exacerbated by the absence of strong leadership or effective economic planning, it is extremely difficult to make any accurate assessment of the prospects for the Company's businesses in 1999. It is not possible to rule out further deterioration in the Russian economic situation which would be likely to impact the Company's businesses adversely. See "Recent Developments -- Russian Economic and Political Turmoil." While management believes that it is taking all available measures to protect the Company and its businesses from the negative effects of any further problems in Russia, there can be no assurance that those measures will be successful.

     Gross profit. Gross profit increased 31.2% to $24.8 million for the three months ended September 30, 1998 from $18.9 million recorded in the third quarter of 1997. For the nine months ended September 30, 1998, gross profit increased 48.0% to $76.2 million from $51.5 million recorded a year ago. Gross profit, as a percentage of revenues, remained relatively stable through the first three quarters of 1998 as any tariff reductions experienced at the operating level have generally been offset by reductions in carrier charges levied by the operating companies' carriers. However, margins were reduced during the third quarter as the effects of the Russian economic crisis began to be felt, and are expected to continue to remain under pressure.

     General and administrative expenses. General and administrative expenses, which include salaries and sales and marketing expenses in all of the Company's operating subsidiaries, together with corporate office overhead, increased 66.3% to $16.3 million for the three months ended September 30, 1998 from $9.8 million recorded in the third quarter of 1997. For the nine months ended September 30, 1998, general and administrative expenses increased 49.0% to $38.6 million over the prior year. These increases in all functional areas, including sales and marketing, customer service, technical, and finance and administration, have been required to support the Company's efforts to grow revenues during the first three quarters of 1998. As a percentage of revenues, general and administrative expenses for the nine months increased to 34.5% from 32.5% in 1997 reflecting additional costs relating to a number of projects including the Company's Cardlink business, which is in the process of implementing wireless card validation systems using proprietary technology, and its new long distance carrier services business (the "LD Carrier Services Business") (see "Recent Developments -- Development of Long Distance Services"), as well as non-recurring professional costs relating to the evaluation of potential acquisitions by the Company.

     Depreciation. Depreciation increased 19.4% to $3.7 million in the third quarter of 1998 compared to $3.1 million incurred in the third quarter of 1997. For the nine months ended September 30, 1998, depreciation increased 30.4% over the prior year to $10.3 million reflecting the investment of over $63.6 million in property and equipment over the past 12 months. Depreciation will likely continue to grow as capital expenditures are expected to continue, albeit at a slower pace, over the coming year. Depreciation represented 9.2% of revenue for the nine months ended September 30, 1998 compared to 9.9% a year earlier and is expected to continue to decrease as a percentage of revenues as the Company nears completion of the first phase build-out of its core networks.

     Amortization expense. For the three months ended September 30, 1998, the Company incurred total amortization charges of $3.1 million compared to $2.0 million a year earlier. In the nine months ended September 30, 1998, the Company incurred total amortization charges of $9.5 million compared to $6.7 million incurred in 1997. Of the 1998 year to date charges, $8.2 million related to the amortization of telecommunications licenses held by PeterStar, ALTEL and Teleport-TP and $1.3 million related to amortization of deferred finance costs. Deferred finance costs relating to the June 1996 high yield offering are amortized over eight years, the term of the Senior Notes, while deferred finance costs relating to the November 1997 revolving credit financing will be fully amortized during 1998.

     The increase in amortization expense in the three and nine months ended September 30, 1998 was primarily due to the acquisition by the Company in November 1997 of an additional 29.65% interest in Technocom for consideration, including acquisition costs, of $33.3 million. The additional excess of purchase price over identifiable, tangible assets of $27.1 million arising on the acquisition was allocated to goodwill and telecommunications licenses. The amount allocated to goodwill ($11.1 million) is being amortized over 20 years and the amount allocated to Teleport-TP's licenses ($16.0 million) is being amortized over its remaining term which expires in 2004. This acquisition has resulted in additional quarterly amortization charges of $0.7 million.

     In addition, effective September 30, 1998, the Company acquired an additional 11% interest in PeterStar for consideration of $33.4 million. The additional excess of purchase price over identifiable, tangible assets of $27.8 million arising on the acquisition has been allocated to goodwill and telecommunications licenses. The value allocated to goodwill ($24.2 million) will be amortized over 20 years and the value allocated to PeterStar's licenses ($3.4 million) will be amortized over its remaining term which expires in 2004. This acquisition will result in additional quarterly amortization charges of $0.4 million commencing in the fourth quarter of 1998.

     ALTEL's telecommunications license, which expires in 2009, is also being amortized over its remaining term and resulted in an amortization charge of $1.5 million for the nine months ended September 30, 1998, unchanged from a year ago.

     The Company does not anticipate any problems renewing the telecommunications licenses currently held by any of its subsidiaries upon their expiry.

     Share of income/(loss) from equity investments. The Company's share in earnings from equity investments, primarily Rosh Telecom and MTR-Sviaz, increased from a $0.2 million loss position in the third quarter of 1997 to a $0.1 million earnings position in the third quarter of 1998. For the nine month period, the share in losses from equity investments decreased from $0.7 million in 1997 to $0.1 million in 1998, which consisted primarily of a 50% share of MTR-Sviaz's nine month loss of $0.6 million offset by a 50% share of Rosh Telecom's nine month net profit of $0.3 million.

     Interest and other income. Interest and other income of $0.3 million in the third quarter of 1998 compared with $0.6 million earned in the third quarter of 1997. For the nine months ended September 30, 1998, interest and other income of $2.1 million compared with $4.0 million a year earlier. The 1998 nine month figure included $1.1 million earned on the Company's funds held in escrow and a $0.5 million tax indemnity payment from Cable & Wireless relating to Baltic Communications Limited. The 1997 nine month comparative figure includes a $1.0 million gain related to the Company's disposal of its 10.4% interest in SPMMTS in June 1997 for gross proceeds of $17.2 million.

     Interest expense. Interest expense of $5.7 million in the third quarter of 1998 compared with $4.5 million incurred in the third quarter of 1997. For the nine months, interest expense of $16.3 million in 1998 compared to $12.8 million in 1997 and consisted of interest on bank indebtedness and short-term borrowings of $1.5 million, interest accreted on the Senior Notes of $12.5 million and interest expense related to the Convertible Notes of $1.8 million. Interest on the Senior Notes becomes payable in cash semi-annually commencing June 1999 while interest on the Convertible Notes is currently paid in cash semi-annually. The increase in interest expense in both the three and nine month periods reflects primarily the interest paid on the $15.4 million Revolving Credit Notes issued to Travelers, which commenced in November 1997 and carried an annual interest rate of 12%, increasing to 15% on June 1, 1998. See "Liquidity and Capital Resources."

     Foreign exchange loss. For the three months ended September 30, 1998, the Company incurred foreign exchange losses of $3.8 million as compared to $0.5 million a year ago. For the nine month period, the Company incurred exchange losses of $4.3 million in 1998 vs. $0.7 million in 1997. The significant losses in the third quarter of 1998 relate to the substantial devaluation of the Company's rouble cash balances in August and September when the extreme market conditions caused by the Russian financial crisis caused major disruptions in the Russian banking system, preventing the Company's subsidiaries from converting roubles into hard currency at a time when the value of the rouble was depreciating significantly. Payment delays in the banking sector also caused foreign exchange losses when customers paid in roubles at the then-current exchange rate but the rouble's value had decreased further by the time the amounts were actually received by the operating businesses. The Company has sought, and will continue to seek, to limit the effects of such conditions by minimizing the amount of rouble balances held by its subsidiaries and by taking measures to accelerate collection and currency conversion procedures in so far as this is possible in the current banking and legislative environment.

     Income taxes. The income tax charge for the three months ended September 30, 1998 was $2.5 million compared with $2.0 million in 1997. For the nine months ended September 30, 1998, the Company's income tax charge of $7.7 million compared with $5.5 million incurred in 1997. The provision for income taxes relates substantially to current income taxes in the Company's Russian and Kazakh businesses and its increase reflects the increased profitability of these subsidiaries overall over the prior year.

     Minority interest. Minority interest relates principally to the minority shareholdings held in three of the Company's subsidiaries -- PeterStar (40%), ALTEL (50%) and Technocom (19.6%). Minority interest of $1.2 million for the three months ended September 30, 1998 compared with $1.4 million in 1997 reflecting the weaker results experienced in the third quarter of 1998 as compared to 1997. For the nine months ended September 30, 1998, minority interest of $8.7 million compared with $4.6 million a year ago reflecting the overall improved profitability, year to date, of the Company's subsidiaries. Effective September 30, 1998, the Company acquired an additional 11% of PeterStar. Accordingly, PeterStar's minority interest percentage from October 1, 1998 will reduce to 29%.

     The following table compares the results of operations of the Company's principal operating subsidiaries for the three and nine months ended September 30, 1998 with the three and nine months ended September 30, 1997:

                                           PETERSTAR         ALTEL          TECHNOCOM            BCL
                                          THREE MONTHS    THREE MONTHS     THREE MONTHS      THREE MONTHS
                                             ENDED           ENDED            ENDED             ENDED
                                          SEPTEMBER 30    SEPTEMBER 30     SEPTEMBER 30      SEPTEMBER 30
                                          ------------    ------------    --------------    --------------
                                          1998    1997    1998    1997    1998     1997     1998*    1997
                                          ----    ----    ----    ----    -----    -----    -----    -----
                                                       (UNAUDITED, THOUSANDS OF U.S. DOLLARS)
Revenues................................  19.1    14.2    10.0    7.8       5.7      4.9      2.3      2.0
Gross profit -- $.......................  13.6    9.2     7.8     6.2       2.2      1.5      1.0      1.6
Gross profit -- %.......................  71.2%   64.8%   78.0%   79.5%    38.6%    30.6%    43.5%    80.0%
Operating income/(loss) -- $............  4.7     5.0     4.0     2.4      (2.3)    (1.4)     0.1      0.6
Operating income/(loss) -- %............  24.6%   35.2%   40.0%   30.8%   (40.4)%  (28.6)%    4.3%    30.0%
Net income/(loss) -- $..................  2.0     4.0     1.8     1.7      (3.6)    (1.8)    (0.1)     0.1
Net income/(loss) -- %..................  10.5%   28.2%   18.0%   21.8%   (63.2)%  (36.7)%   (4.3)%    5.0%
EBITDA -- $.............................  4.2     5.9     4.8     3.6      (1.0)    (0.9)     0.1      0.5
EBITDA -- %.............................  22.0%   41.5%   48.0%   46.2%   (17.5)%  (18.4)%    4.3%    25.0%
% PLD ownership.........................  60.0%   60.0%   50.0%   50.0%    80.4%    50.8%   100.0%   100.0%

---------------
* excludes intercompany foreign exchange gain of $3.1 million.

                                            PETERSTAR         ALTEL          TECHNOCOM           BCL
                                           NINE MONTHS     NINE MONTHS      NINE MONTHS      NINE MONTHS
                                              ENDED           ENDED            ENDED            ENDED
                                           SEPTEMBER 30    SEPTEMBER 30    SEPTEMBER 30      SEPTEMBER 30
                                           ------------    ------------    -------------    --------------
                                           1998    1997    1998    1997    1998     1997    1998*    1997
                                           ----    ----    ----    ----    -----    ----    -----    -----
                                                       (UNAUDITED, THOUSANDS OF U.S. DOLLARS)
Revenues.................................  56.9    36.5    29.7    20.6     17.0    16.0      7.4      5.7
Gross profit -- $........................  39.7    25.7    23.5    15.9      8.7    3.9       3.6      3.9
Gross profit -- %........................  69.8%   70.4%   79.1%   77.2%    51.2%   24.4%    48.6%    68.4%
Operating income/(loss) -- $.............  20.5    14.1    11.9    6.5      (5.8)   (0.8)     0.5      1.0
Operating income/(loss) -- %.............  36.0%   38.6%   40.1%   31.6%   (34.1)%  (5.0)%    6.8%    17.5%
Net income/(loss) -- $...................  15.1    10.6    7.0     4.7      (8.1)   (1.0)     0.1      0.6
Net income/(loss) -- %...................  26.5%   29.0%   23.6%   22.8%   (47.6)%  (6.3)%    1.4%    10.5%
EBITDA -- $..............................  22.6    16.7    14.5    9.3      (0.2)   (0.3)     0.8      1.4
EBITDA -- %..............................  39.7%   45.8%   48.8%   45.1%    (1.2)%  (1.9)%   10.8%    24.6%
% PLD ownership..........................  60.0%   60.0%   50.0%   50.0%    80.4%   50.8%   100.0%   100.0%

---------------
* excludes intercompany foreign exchange gain of $3.1 million.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended September 30, 1998, a total of $13.2 million in cash was generated from operations (1997 -- $8.3 million), $8.0 million was used in net investing activities (1997 -- $13.8 million) and $11.8 million was used in financing activities (1997 -- $7.1 million).

     Investments during the first nine months of 1998 on telecommunications equipment and infrastructure within PeterStar, ALTEL and Teleport-TP totaled $23.0 million. The Company's escrow account was drawn down by $17.3 million to fund a portion of these capital expenditures. Cash used in financing activities of $11.8 million related primarily to the repayment of $9.5 million in short and long-term borrowings and the payment of $2.0 million in dividends to minority shareholders.

     Funds held in escrow at September 30, 1998 decreased to $16.6 million from $33.9 million at the end of 1997 reflecting the escrow draw down discussed above. As of September 30, 1998, the Company had working capital of $1.2 million compared to a working capital deficit of $1.4 million at the end of 1997.

     As of September 30, 1998, the Company reported consolidated total assets of $367.1 million ($335.6 million as of December 31, 1997) which consisted of $51.6 million in current assets (including $10.6 million in cash and cash equivalents), $161.6 million in property and equipment, $75.4 million in unamortized telecommunications licenses relating to PeterStar, ALTEL and Teleport-TP, escrow funds of $16.6 million and other assets, and investments of $59.9 million, including $10.7 million in goodwill, net of amortization, relating to the Company's November 1997 acquisition of an additional 29.65% interest in Technocom and $24.2 million in goodwill relating to the Company's August 1998 acquisition of an additional 11% interest in PeterStar.

     Long-term indebtedness of $148.6 million, consisting primarily of the Company's Senior and Convertible Notes, as a percentage of total assets, was 40.5% as of September 30, 1998, compared to $133.5 million or 39.8% of total assets as of December 31, 1997.

     Shareholders' equity of $145.7 million, as of September 30, 1998, compared with $127.2 million as of December 31, 1997, and consisted of $244.6 million in common stock and additional paid-in capital offset by the Company's deficit of $98.9 million. The Company's ratio of long-term indebtedness to equity at September 30, 1998 was 102.0% compared to 104.9% at December 31, 1997.

     Under the terms of the Company's $123.0 million Senior Note offering placed in June 1996, the Company was required to raise $20.0 million in an equity financing by May 31, 1998. The Company did not do so, and as a result, the interest rate on the Senior Notes increased from 14% to 14.5% as of June 1, 1998, and will remain at 14.5% until the end of the semi-annual interest period in which such an offering is completed.

     The obligation to raise $20.0 million in equity by May 31, 1998 was also a requirement under the terms of the $12.32 million Series A and $3.1 million Series B Revolving Credit Notes (the "Revolving Credit Notes") issued to the Travelers Insurance Company and the Travelers Indemnity Company (collectively, "Travelers") in November 1997 in connection with the Company's additional investment in Technocom. Accordingly, the annual interest rate on the Series A and B Notes, increased from 12% to 15% as of June 1, 1998.

     The Series A Revolving Credit Notes come due in full on December 31, 1998, and the Series B Revolving Credit Notes would have come due in full on September 30, 1998, but for the deferral described below. The Company was obliged to make required amortization payments in respect of the Series B Notes of $1 million on each of July 31 and August 31, and a final payment of $1.1 million on September
30. In relation to the Series A Notes, the Company was obliged to make a required amortization payment of $1 million on October 31 and is obliged to make a further required amortization payment of $1 million on November 30 and a final payment of $10.32 million on December 31, 1998.

     The Company made the required payments due with respect to the Series B Notes on July 31 and August 31 and by agreement with the holders of the Series B Notes the final payment of $1.1 million due on September 30 has been deferred to November 30, 1998. Payment of this amount has been guaranteed by News America Incorporated ("News"), which owns approximately 38% of the Company's common stock. See "Recent Developments -- Transactions with Cable & Wireless and News."

     In addition to the above payments, the Company did not effect certain voluntary amortization (or "targeted reduction in commitment") payments in respect of the Revolving Credit Notes of $0.5 million on July 31, 1998, $0.5 million on August 31, 1998 and $1.0 million on September 30, 1998, which resulted in the issuance of 122,000 warrants to Travelers to acquire shares of common stock of the Company at an exercise price of $8.625 per share.

     The $1 million required payment due on the Series A Notes on October 31 has been deferred to December 31, 1998 and likewise guaranteed by News. The Company anticipates that the $1 million payment due on November 30 will also be deferred to December 31, 1998, and also anticipates that it will be guaranteed by News. The Company is currently in discussions with News regarding the financial terms and conditions under which News will provide its guarantees. In addition, the Company did not effect the voluntary amortization payment of $1.5 million due on October 31, 1998, which resulted in the issuance of 30,000 warrants to Travelers to acquire shares of common stock of the Company at an exercise price of $8.625 per share. The Company does not anticipate making the $1.5 million voluntary amortization payment due on

November 30, 1998 and so expects to issue a further 30,000 warrants to Travelers with an exercise price of $8.625 per share at that time.

     The Company currently expects to pay off the outstanding balance due under the Revolving Credit Notes on December 31, 1998 (together with any payments deferred to that date) out of the proceeds of the issuance of additional shares of common stock, a new revolving credit facility, or sales of assets, or a combination of the foregoing.

     The first semi-annual cash payment of interest on the Company's 14% Senior Notes, amounting to $8.9 million, will come due on June 1, 1999. The Company currently expects to pay most, if not all, of this out of funds in the escrow account established in respect of these Notes.

     In addition, as previously disclosed, the Company anticipates having to make payments of up to $28.2 million to the minority shareholders of Technocom in June 1999 in connection with the Company's purchase of the remaining 19.6% interest in Technocom which it does not currently own. The final amount due to the minority shareholders will depend upon certain valuation criteria, as well as whether one shareholder elects to receive shares of Common Stock in lieu of cash.

     The Company's ongoing operations (including advances to and investments in its existing subsidiaries and affiliates for capital expenditures and operational expenses) have to date been financed using the Company's cash balances, the escrow funds, internally generated cash flow from operations and supplier financing. The Company's operating businesses are now, for the large part, self-sustaining. However, to the extent that the operating businesses experience lower than expected revenues, higher operating costs or higher development costs in connection with the build-out of their networks, or as a result of continuing economic difficulties in Russia, the Company may need to seek other sources of financing to fund such operations.

     Implementation of the Company's Cardlink business and the LD Carrier Services Business, both of which are already underway, is expected to accelerate during the last part of 1998 and the first half of 1999. The Company will be required to support both businesses until they become self-financing. While Cardlink is not expected to require significant immediate cash, development of the first phase of the LD Carrier Services Business is expected to require approximately $17 million. Some part of the capital expenditures required for the LD Carrier Services Business is expected to come from the Senior Note escrow account, and a further part from vendor financing. However, some additional funding will likely be required to develop the LD Carrier Services Business until it is able to generate sufficient cash to be self-sustaining (in terms of generating sufficient cash to fund its operating and capital needs), which is not expected to occur until 2000.

     In addition, the Company continues to assess acquisition opportunities throughout the C.I.S. which may complement and add value to the Company's existing businesses. To the extent that the Company enters into any agreements to acquire or invest in additional companies operating in the C.I.S., additional debt and/or equity financing may be required.

     The Company expects to fund all of the matters described above, as well as any acquisition opportunities which arise, out of a combination of internally generated cash, vendor financing, escrow funds, proceeds of sales of assets and external financing. In addition to any financing initiative undertaken in connection with the pay off of the Revolving Credit Notes, the Company anticipates completing some form of equity financing in the first half of 1999. The Company believes that these various sources of funds will be sufficient to permit it to meet its obligations through the end of 1999, as well as continuing the development of its businesses. However there can be no assurance that the Company will be able to complete such financings.

RECENT DEVELOPMENTS

  Transactions with Cable & Wireless and News

     On August 14, 1998, following approval by the Company's shareholders, the Company concluded a series of transactions with News and an affiliate and Cable and Wireless plc ("Cable & Wireless") which resulted, among other things, in the acquisition by the Company of: (i) an additional 11% interest in its subsidiary PeterStar from News (immediately following News' acquisition of such interest from Cable & Wireless); and

(ii) a 50% interest in Belcel and certain intercompany indebtedness, from Cable & Wireless. In connection with these acquisitions, the Company issued an aggregate of 4.3 million shares of its Common Stock to News and Cable & Wireless. In addition, Cable & Wireless sold to News its complete stake in the Company (including the Common Stock being issued by the Company to Cable & Wireless in exchange for the interest in Belcel and a warrant to purchase 250,000 shares of Common Stock). As a result of these transactions, News now holds a 38% interest in the Company and has become the Company's largest shareholder.

     The Company acquired its additional 11% interest in PeterStar by acquiring 100% of the shares of PLD Holdings Limited, a Bermuda company, the owner of that 11% interest. The Company acquired its 50% interest in Belcel by acquiring all of the shares of CommStruct International Byelorussia BV, a corporation organized under the laws of the Netherlands, which owns such 50% interest.

  Russian Economic and Political Turmoil

     In the early part of 1998 there was considerable turmoil and uncertainty in the Russian financial markets, prompted in large part by a drop in commodity prices and economic problems in Russia, together with the crisis in the Asian financial markets which began in late 1997 and is still continuing. These developments were accompanied by a substantial decline in the Russian stock market, the Moscow Times Index having dropped over 80% since January 1, 1998. These developments led the Russian government to raise interest rates significantly and to seek special assistance from the International Monetary Fund. In August 1998, the Russian government announced a substantial widening of the trading band in which the Russian rouble would be permitted to float, together with a moratorium on certain foreign debt payments. Thereafter the rouble in fact has dropped substantially in value and traded outside of the high end of the band, and the Russian government did not intervene to stop this trading, thereby effectively acquiescing in a major devaluation of the rouble. More recently, the value of the rouble has stabilized at around 12-13 roubles to the U.S. dollar, although it is believed that this may be no more than a "managed float" and that any new pressure on the rouble could lead to a further significant decline in its value.

     The moratorium on debt payments caused considerable difficulties for Russian banks and businesses with hard currency obligations, as well as significantly impairing the ability of such banks and businesses, as well as the Russian government itself, to access the Western capital markets. The Russian government is engaged in efforts to reach accommodations with the Western institutions and governments affected by the moratorium but as yet no resolution of the overall problem has been achieved. Continuation of these conditions for any significant period of time could have serious long-term effects on the Russian economy. At the present time, it is impossible to predict whether or when any resolution of the problems created by this moratorium is likely.

     Also in August 1998, the government experienced a significant upheaval, with the dismissal of the reformist government led by Sergei Kiriyenko and its replacement by one led by the current Prime Minister Yevgeny Primakov. The current government has yet to propose a plan to address Russia's economic and financial difficulties, one result of which has been to cause the International Monetary Fund to delay further assistance to the Russian government. At the same time, President Boris Yeltsin appears to be playing a less active role in the day-to-day governing of the country. These events have created increased uncertainty about the future political situation in Russia, which in turn have created additional concern about the strength of the Russian economic system.

     At the present time, it is not possible to predict the complete effect of the continuing economic, financial and political difficulties in Russia, although they have made for a difficult business environment in Russia. Although demand for the Company's telecommunications services has continued during the crisis, the economic difficulties in Russia have adversely affected the Company's operating subsidiaries and the Company's consolidated results for the quarter ended September 30, 1998. As described in more detail in "Results of Operations" above, the Company's operating subsidiaries incurred a significant foreign exchange loss in the quarter, together with decreased revenue growth and increased collections problems, and the Company expects that revenue growth and margins will remain under pressure, and that the average age of its receivables is likely to continue to grow as collections problems increase. The Company is not yet able to predict the effects of the ongoing difficulties on its results for the remainder of the year ended December 31,

1998, nor for 1999 as a whole, but the continuing economic difficulties in Russia will likely continue to have an adverse effect on the Company in current and future reporting periods, and there can be no assurance that such adverse effects will not be material.

  Development of Long Distance Services

     The Company is currently developing the LD Carrier Services Business, which is aimed primarily at the needs of long distance carriers in the United States and the United Kingdom to have their traffic delivered in a reliable, cost-efficient manner to Russia, the C.I.S. and the Baltic States. In its first phase, expected to commence in the first half of 1999, this business will aggregate United States long distance traffic bound for those countries (through a Company-owned switch in New York) and then deliver the traffic over leased capacity to Russia. The Company will then use the facilities of its local operating companies in Russia to either terminate the traffic at its ultimate destination, in the case of Russian traffic, or as hubs to the country of final destination, in the case of calls to other countries of the C.I.S. and the Baltic States. The Company expects to offer similar services to U.K. and European carriers as part of the second stage of development of the LD Carrier Services Business. The Company has obtained licenses in the United States and the United Kingdom for the provision of these long distance services. The development of this business is expected to be financed from a combination of internally generated cash, vendor financing, funds from the Senior Note escrow account and new financing.

     The Company believes that the LD Carrier Services Business is an important way to reduce its reliance on and exposure to Russia and the other countries of the C.I.S., while building on the infrastructure already in place in its local operating businesses. The Company also expects that it will be able to use the facilities developed for the LD Carrier Services Business to enable it to provide private line services to multinational corporations, as well as providing additional infrastructure and support to its local operating businesses.

  Registration of Outstanding Securities; Completion of Exchange Offer

     On July 30, 1998, the Securities and Exchange Commission declared effective the registration statements relating to (i) the exchange offer (the "Exchange Offer") pursuant to which the outstanding Senior Notes (the "Outstanding Senior Notes") which were issued in the Company's June 1996 private placement (the "Private Placement") would be exchanged for identical Senior Notes which had been registered under the Securities Act of 1933 (the "Exchange Notes"); (ii) the resale by the holders thereof of the Convertible Notes and the shares of Common Stock issuable upon the conversion thereof and (iii) the resale by the holders thereof of the warrants issued in the Private Placement and the shares of Common Stock issuable upon the exercise thereof. As a result of the effectiveness of the registration statement relating to the Convertible Notes and the Common Stock issuable upon conversion thereof, Special Interest ceased to be payable with respect to the Convertible Notes on July 30, 1998.

     The Exchange Offer with respect to the Senior Notes commenced on August 28, 1998 and was completed at the close of business on October 9, 1998, with the holders of 100% of the Outstanding Senior Notes tendering such Notes for Exchange Notes. Upon completion of the Exchange Offer, the Exchange Notes were issued in exchange for such Outstanding Senior Notes, in the form of a global Exchange Note held through the facilities of the Depository Trust Company. As a result of the completion of the Exchange Offer, Special Interest ceased to be payable with respect to the Senior Notes on October 9, 1998.

  Increased Interest Rate on Indebtedness

     Under the terms of the Senior Notes and the Revolving Credit Notes, the interest rate payable increases if the Company has not raised $20,000,000 in additional equity by May 31, 1998. The Company did not complete such an equity offering by such date and accordingly the interest rate on the Senior Notes increased from 14% to 14.5% per annum, and the interest rate on the Revolving Credit Notes increased from 12% to 15% per annum, in each case effective June 1, 1998. Such rates revert to their former levels once the equity offering has been completed. The accreted value of the Senior Notes as of September 30, 1998 was $108.3 million. Interest due thereon (at 14.5% per annum) accretes until December 1, 1998, and thereafter is payable in cash, semi-annually, on each June 1 and December 1 thereafter. The amount currently outstanding in respect of the Revolving Credit Notes is $13,420,000, and interest is payable thereon monthly in cash. See "Liquidity and Capital Resources."

  Effects of Newly-Issued Accounting Pronouncements

     SFAS No. 131 (SFAS 131), "Disclosure about Segments of an Enterprise and Related Information," was issued in June 1997. SFAS 131 establishes standards for the manner in which public companies should report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 for its annual reporting in 1998.

     In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 cannot be applied retroactively to financial statements of prior periods. At the current time the Company has not evaluated the impact SFAS 133 will have, if any.

YEAR 2000 ISSUE

     The Year 2000 issue exists because many computer systems and applications, particularly older systems and applications, use a two-digit, rather than a four-digit, date field to designate a particular year. As a result with the century change, date-sensitive systems may recognize dates in the twenty-first century (i.e., after 2000) as dates in the twentieth century (i.e., the corresponding year commencing with the prefix 19--). Equally, such systems may not recognize dates in the twenty-first century at all. All of this could lead to system failures or miscalculations which could lead to disruption of operations such as data being lost, an inability to process transactions, incorrect data being generated and critical deadlines being overlooked. The impact of these disruptions could be significant.

     The Company has addressed the Year 2000 issue in the following ways.

     First, the Company had identified several members of key management in the technical and operating areas to oversee the Company's Year 2000 readiness and preparation of a contingency plan.

     The Company has contacted, and has required all of its operating businesses to contact the manufacturers of equipment and producers of software which they use in their businesses (or review "websites" or other materials published by such parties relating to such equipment or software) to establish the suppliers' compliance with Year 2000 standards. Such survey has indicated that, except in a few instances, all such equipment and software is Year 2000 compliant. Steps are being taken to upgrade, in conjunction with the suppliers, or replace equipment which is not Year 2000 compliant. While there can be no assurance that disruptions will not occur, the Company believes, based on this survey and the fact that much of the equipment and software on which its businesses are for the most part of recent vintage, that it should not encounter material problems in this particular area.

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

     While the Company believes that the actions taken above will be adequate to protect it and its operating businesses from any material Year 2000 issues involving vendors, suppliers and other third parties which are based in the United States and other Western countries, the Year 2000 compliance and readiness of the Russian parties with which the Company's operating businesses interact are substantially behind that of Western parties. The Company is not yet in a position to determine the possible difficulties that its operating businesses may face in dealing with Russian parties, but it is continuing to work with its operating businesses to determine its exposure to Russian parties which may not be Year 2000 compliant.

     In addition, by their nature, the telecommunications businesses in which the Company's operating businesses are involved rely, directly and indirectly, on a large number of traffic carriers to carry telecommunications traffic through a series of interconnected chains of communications. Therefore, despite the Company's efforts described above to confirm Year 2000 compliance and readiness by the parties with which it deals directly, the Company can not ensure that each entity involved in the delivery of telecommunications services will be Year 2000 compliant. To a large extent, the Company is reliant in these circumstances on the actions of the other telecommunications operators and service providers to ensure that their counterparts are Year 2000 compliant. The Company has been working with other international telecommunications operators and monitoring their compliance with Year 2000 issues. However, because of the inherent interconnectivity of telecommunications services, there can be no assurance that all communications chains will function flawlessly without any Year 2000 problems.

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

     Based on all of the foregoing, the Company believes that it does not have any material exposure to claims that the products or services it supplies are not Year 2000 compliant and that the cost of ensuring that equipment and software used in its operations and the operations of its operating businesses is likely to be immaterial.

     The Company currently estimates that its historical and estimated future costs relating to the remediation of identified Year 2000 issues will be approximately $0.9 million, although this estimate is subject to revision as the Company's analysis of its Year 2000 readiness continues. As its evaluation of the Year 2000 readiness of third parties with which it does business is ongoing and not yet completed, the Company is not yet able to predict the "worst case" Year 2000 scenario for it and its operating businesses. In the course of its activities outlined above, the Company will continue to analyze the possible "worst case" scenarios and develop one or more contingency plans to address those scenarios. The Company expects the review and development of a contingency plan to be completed by the end of the first half of 1999.

                                    PART II

                               OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended September 30, 1998, the following issuances of unregistered securities of the Company were made:

     (a) On August 14, 1998, the Company issued an aggregate of 4,326,041 shares (the "Transaction Shares") of Common Stock in a series of transactions with Cable & Wireless and News, as described above. See "Recent
Developments -- Transactions with Cable & Wireless and News." The Company issued 500,000 Transaction Shares to Cable & Wireless in consideration of the acquisition by the Company of a 50% indirect interest in BELCEL; Cable & Wireless transferred such Transaction Shares to News as part of the series of transactions. An additional 3,826,041 Transaction Shares were issued by the Company to News in consideration of the acquisition by the Company of an additional 11% interest in PeterStar.

     The Transaction Shares, which were issued in reliance upon Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering, are "restricted" securities but News, as the holder of all of the Transaction Shares, has demand registration rights with respect to such Shares. No commissions were paid to any underwriter, broker or dealer in connection with such issuance. There were no cash proceeds from the issuance of the Transaction Shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

       None

     (b) Reports on Form 8-K

        None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PLD TELEKOM INC.

Date: November 16, 1998                   By:      /s/ SIMON EDWARDS
                                          --------------------------------------
                                                      Simon Edwards
                                          Senior Vice President, Chief Financial
                                                  Officer and Treasurer