Form 10-K
period 1998-12-31
PLD TELEKOM INC
filed 1999-04-01
CIK 890568

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM
                        TO

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-20444

                                PLD TELEKOM INC.
                    (FORMERLY PETERSBURG LONG DISTANCE INC.)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           13-3950002
          (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER IDENTIFICATION NO.)
          INCORPORATION OR ORGANIZATION)

            505 PARK AVENUE, 21ST FLOOR                                    10022
                   NEW YORK, NY                                         (ZIP CODE)
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (212) 527-3800

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
          -------------------           -----------------------------------------
                 NONE                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                       14% SENIOR DISCOUNT NOTES DUE 2004
                   9% CONVERTIBLE SUBORDINATED NOTES DUE 2006
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. [ ]

     As of March 29, 1999, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $69,858,027.00. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the National Market segment of The Nasdaq Stock Market on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all executive officers, directors and beneficial owners of more than ten percent of the Common Stock of the Company.

     As of March 29, 1999, there were 37,846,789 shares of the registrant's Common Stock outstanding.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                PLD TELEKOM INC.

        FORM 10-K ANNUAL REPORT FOR FISCAL YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   66
Item 3.   Legal proceedings...........................................   67
Item 4.   Submission of Matters to a Vote of Security Holders.........   67

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   67
Item 6.   Selected Financial Data.....................................   71
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   71
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...   86
Item 8.   Financial Statements and Supplementary Data.................   86
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures...................................   87

PART III
Item 10.  Directors and Executive Officers of the Registrant..........   87
Item 11.  Executive Compensation......................................   87
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   87
Item 13.  Certain Relationships and Related Transactions..............   87

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Forms
          8-K.........................................................   88

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     PLD Telekom Inc. ("PLD" or the "Company"), through its operating subsidiaries, is a major provider of local, long distance and international telecommunications services in the Russian Federation, Kazakhstan and Belarus. The Company's five principal operating businesses are: (i) PeterStar Company Limited ("PeterStar"), which provides integrated local, long distance and international telecommunications services in St. Petersburg through a fully digital fiber optic network; (ii) Technocom Limited ("Technocom"), which, through Teleport-TP, provides dedicated international telecommunications services to Russian and foreign businesses in Moscow and operates a satellite-based pan-Russian long distance network; (iii) Baltic Communications Limited ("BCL"), which provides dedicated international telecommunications services in St. Petersburg; (iv) ALTEL (known until May 1998 as BECET International), which provides national cellular service in Kazakhstan and (v) Belarus-Netherlands Belcel Joint Venture ("BELCEL"), which provides the only national cellular service in Belarus. In addition, the Company is developing a portfolio of international long distance products and services, under the name "PLDncompass", targeted at carriers and corporate customers in the United States, the United Kingdom and Europe which require telecommunications services to and from the countries of the former Soviet Union.

     In August 1998, News America Incorporated, through an affiliate ("News"), acquired a 38% stake in the Company in a series of transactions with the Company and Cable and Wireless plc ("Cable & Wireless"). Prior to the completion of these transactions, Cable & Wireless had been, since 1994, the Company's principal shareholder. As part of these transactions, the Company acquired an additional 11% interest in PeterStar and its 50% interest in BELCEL. See
"-- Recent Developments -- Transactions with Cable & Wireless and News."

     The Company's objective is to be a leading participant in the targeted development of telecommunications infrastructure, products and services in the emerging markets of the Russian Federation and other countries of the former Soviet Union. The Company expects to achieve this goal through: (i) expanding and further integrating its existing business and network infrastructure into the public telecommunications networks; (ii) providing high quality national and international long distance services in the Russian Federation; (iii) providing additional value-added services such as wireless communications, fax, data and Internet services as a means of developing new traffic streams; (iv) further developing relationships with local and national strategic partners in the Russian Federation and other countries of the former Soviet Union; and (v) developing its "PLDncompass" international long distance business.

     The Company has several potential sources of cash flows, including fees from management services, dividends, repayment of intercompany advances, lease payments, payments under equipment sales contracts and payments from customers of its "PLDncompass" business. The Company currently generates fees from management services provided to certain of its operating subsidiaries. One of its operating subsidiaries, ALTEL, paid two dividends in 1997 and three in respect of 1998. Although its ability to generate dividend income from its other operating businesses in the near future may be limited due to the cash flow requirements of those businesses, the Company ultimately expects to receive dividends from them in the future. The Company received payments in respect of intercompany advances during the course of 1997 and 1998, and expects this to continue in 1999. In relation to leases and equipment sales contracts entered into with its operating subsidiaries, the Company started to receive payments in 1998. The Company received its first payment from "PLDncompass" customers at the end of 1998 and expects to see revenues from this business grow in 1999.

     The Company's receivables (described above) are all denominated in U.S. Dollars, as are its Senior Notes, its Convertible Notes and its Revolving Credit Notes (all as hereinafter defined), which represent almost all of its outstanding indebtedness. Certain of its operating subsidiaries have incurred bank indebtedness, and are expected to continue to do so from time to time. All such indebtedness has been, and is expected to continue to be denominated in U.S. Dollars.

     In general, PeterStar, ALTEL and, to a lesser extent, Teleport-TP post their tariffs in U.S. Dollars, and receive payment in local currency at the U.S. dollar exchange rate prevailing on the date of payment. These operating businesses face an exchange risk to the extent that they experience any difficulty in converting the local currency payment received into U.S. Dollars. In addition, they face a risk that the local currency weakens against the U.S. Dollar during the period between the customer instructing its bank to pay the operating business and the day the payment is actually received by the operating business. Historically, this time period has been short and the exchange risks arising from this particular issue have therefore been minimal. However, the Company's operating businesses experienced significant foreign exchange losses in the third and, to a lesser extent, fourth quarters of 1998, due principally to delays in clearing payments within the Russian banking system. In addition, virtually all of Teleport-TP's tariffs for its domestic long distance service are denominated in Russian Roubles, so that the Company is fully exposed to exchange losses with respect to the revenues from this business. The revenues from this business currently represent over 20% of Teleport-TP's total revenues, and, as this business grows, so too will the amount and percentage of Teleport-TP's revenues exposed to foreign exchange losses. See "Risk
Factors -- Country Risks -- Restrictions on Currency Conversion; Historical Volatility in Currency Prices."

     The fostering of existing, and the creation of new, partnerships with local and regional partners is crucial to the long-term success of the Company in this environment. In its operating businesses, the Company's partners include:
Petersburg Telephone Network ("PTN"), the local telephone system operator in St. Petersburg, and St. Petersburg Intercity & International Telephone ("SPMMTS"), the gateway for national and international long distance calls to and from St. Petersburg, which together hold an indirect 14% interest in PeterStar; Kazakhtelekom, the state-owned national telecommunications operator in Kazakhstan which is the holder of a 50% interest in ALTEL; and AO Rostelecom, the primary long distance and international carrier in the Russian Federation, which is a 44% shareholder in Teleport-TP. The Company will seek to continue developing ventures with local partners who can provide: (i) assistance in obtaining telecommunications operating licenses; (ii) access to network facilities; and (iii) political support.

RECENT DEVELOPMENTS

  RUSSIAN ECONOMIC AND POLITICAL TURMOIL

     During 1998 there was considerable turmoil and uncertainty in the Russian financial markets, prompted in large part by a drop in commodity prices and economic problems in Russia, together with the crisis in the Asian financial markets which began in late 1997. These developments were accompanied by a substantial decline in the Russian stock market. These developments led the Russian government to raise interest rates significantly and to seek special assistance from the International Monetary Fund. In August 1998, the Russian government announced a substantial widening of the trading band in which the Russian Rouble would be permitted to float, together with a moratorium on certain foreign debt payments. Thereafter the Rouble dropped substantially in value and traded outside of the high end of the band, and the Russian government did not intervene to stop this trading, thereby effectively acquiescing to a major devaluation of the Rouble. In the latter part of 1998 and the first months of 1999, the Rouble has further declined in value and this process is expected to continue.

     Also in August 1998 the Russian government announced a 90-day moratorium on debt repayments. This moratorium caused considerable difficulties for Russian banks and businesses with hard currency obligations, as well as significantly impairing the ability of such banks and businesses, as well as the Russian government itself, to access the Western capital markets. The difficulties experienced by the Russian banks in turn caused difficulties for their customers, as bank transfers and deposits were frozen in many cases. The Russian government itself has effectively defaulted on substantial amounts of its debt, and is engaged in negotiations with Western banks and institutions (which reach back several months) to restructure this indebtedness. Continuation of these conditions for any significant period of time could have serious long-term effects on the Russian economy. At the present time, it is impossible to predict whether or when any resolution of these problems is likely.

     Also in August 1998, the Russian government experienced a significant upheaval, with the dismissal of the reformist government led by Sergei Kiriyenko and its replacement by one led by the current Prime Minister Yevgeny Primakov. The current government has yet to propose a plan to address Russia's economic and financial difficulties, one result of which has been to cause the International Monetary Fund to delay further assistance to the Russian government. At the same time, the fact that President Boris Yeltsin appears to be playing a less active role in the day-to-day governing of the country, and the possibility that he may decide (as he is constitutionally permitted) to once more reshuffle his government, have created increased uncertainty about the future political situation in Russia, which in turn has created additional concern about the ability of the government to deal with the many problems currently afflicting the Russian economic system. See "Risk Factors -- Country Risks -- Russian Economic and Political Turmoil."

  TRANSACTIONS WITH CABLE & WIRELESS AND NEWS

     On August 14, 1998, following approval by the Company's shareholders, the Company concluded a series of transactions with News and Cable & Wireless which resulted, among other things, in the acquisition by the Company of: (i) an additional 11% interest in its subsidiary PeterStar from News (immediately following News' acquisition of such interest from Cable & Wireless); and (ii) a 50% interest in BELCEL and certain intercompany indebtedness from Cable & Wireless. In connection with these acquisitions, the Company issued an aggregate of 4.3 million shares of its Common Stock to News and Cable & Wireless. In addition, Cable & Wireless sold to News its complete stake in the Company (including the Common Stock issued by the Company to Cable & Wireless in exchange for the interest in BELCEL and a warrant to purchase 250,000 shares of Common Stock). As a result of these transactions, News now holds a 38% interest in the Company and has become the Company's largest shareholder.

     The Company acquired its additional 11% interest in PeterStar by acquiring 100% of the shares of PLD Holdings Limited, a Bermuda company ("PLD Holdings"), the owner of that 11% interest. The Company acquired its 50% interest in BELCEL by acquiring all of the shares of CommStruct International Byelorussia BV, a corporation organized under the laws of the Netherlands ("CIBBV"), which owns such 50% interest.

  NEWS REVOLVING CREDIT AGREEMENT

     On November 30, 1998 (but effective September 30, 1998), the Company entered into a revolving credit agreement with News (the "News Revolving Credit Agreement") under which News agreed to advance up to $8.1 million to the Company. On March 22, 1999, News increased the amount it would advance to $9.1 million. Each advance under the News Revolving Credit Agreement bears interest at an annual rate of 20% and is repayable on June 30, 1999. Advances are evidenced by notes which, together with interest thereon, are convertible at News' option into shares of Common Stock of the Company at conversion rates determined as of the date of issue of the applicable note. In addition, in the event that News guarantees obligations of the Company, a note is issued reflecting the Company's reimbursement obligation should such guarantee be called. Amounts so guaranteed are treated as advances under the News Revolving Credit Agreement, meaning that they count with respect to the $9.1 million ceiling on total advances. In addition, in the event a guarantee is called, the Company will owe interest on its reimbursement obligation at the annual rate of 20% calculated from the date payment by News is made under its guarantee. Notes issued in respect of reimbursement obligations, together with interest thereon, are also convertible into shares of Common Stock at conversion rates determined as of their date of issue. News can cease making advances at any time and for any reason. Currently, however, the full amount available under the News Revolving Credit Agreement has been advanced or applied in respect of News' guarantees. Of the total $9.1 million of notes issued, notes aggregating $3.1 million have been issued in respect of guarantees of the Revolving Credit Notes described below. See "Recent Sales of Unregistered Securities."

  TRAVELERS FINANCING

     In November 1997, in connection with its acquisition of additional interests in Technocom, the Company issued $12.32 million in 12% Series A secured revolving credit notes (the "Series A Notes") and $3.1 million in 12% Series B revolving credit notes (the "Series B Notes" and, together with the Series A Notes, the

"Revolving Credit Notes"), to The Travelers Insurance Company and The Travelers Indemnity Company (collectively, the "Travelers Parties") pursuant to a Revolving Credit Note and Warrant Agreement dated November 26, 1997 between the Company and the Travelers Parties (the "Revolving Credit Agreement"). Both the Series A Notes and the Series B Notes are secured by the Company's inventory and accounts receivable. In addition, the Series A Notes are secured by 28 of the Technocom shares acquired. In addition to issuing the Series A and Series B Notes, the Company also issued to the Travelers Parties a total of 423,000 warrants to purchase Common Stock at $8.625 at any time up to December 31, 2008 (the "Travelers Warrants").

     Pursuant to the terms of the Series A Notes and the Series B Notes, the Company had the option of making certain "targeted reductions in commitment" with respect to such Notes commencing in July 1998, or of issuing additional warrants to purchase shares of the Company's Common Stock (the "Additional Warrants") at an exercise price of $8.625 each, expiring on December 31, 2008. The Company elected not to make any such "targeted reductions in commitment" and, as a result, issued a total of 182,000 Additional Warrants to the Travelers Parties.

     The Company made required amortization payments of $1,000,000 on each of July 31, 1998 and August 31, 1998, which were applied in reduction of the Series B Notes. The $1,100,000 balance due under the Series B Notes was payable in full on September 30, 1998 but, as a result of News issuing a guarantee in respect of the amount due, the maturity date was deferred by the Travelers Parties to December 31, 1998. Required amortization payments of $1,000,000 due on each of October 31, 1998 and November 30, 1998 were also deferred by the Travelers Parties to December 31, 1998, also as a result of News issuing guarantees in respect of the amounts due.

     On December 31, 1998 the Series A Notes matured and the balance due became payable in full. Taking into account the amounts deferred, the total due under the Series A and Series B Notes as of that date was $13,420,000, of which $3,100,000 has been guaranteed by News as described above.

     Under the terms of the Revolving Credit Agreement, if the Series A and Series B Notes are not repaid in full when due, the exercise price of all warrants issued to the holders of the Series A and Series B Notes are reset at $0.01 per share. In addition, on December 31, 1998 and on the last day of each succeeding month until the Revolving Credit Notes have been repaid in full, the holders of the Series A Notes are entitled to receive 70,000 additional warrants to purchase shares of the Company's Common Stock and the holders of the Series B Notes are entitled to receive 32,000 additional warrants to purchase shares of the Company's Common Stock, in each case at a price of $0.01 per share. All such warrants, referred to as "Default Warrants", are to have an expiration date ten years after their respective dates of issue.

     The Travelers Parties have given the Company a series of payment deferrals since December 31, 1998 with respect to the amounts due under the Series A and Series B Notes, the last of which was given on February 28, 1999 and defers payment of the Notes to April 30, 1999. At the same time, the Travelers Parties have expressly reserved their rights to claim all of the Default Warrants to which they would be entitled under the formula described above, and also to claim that the exercise price of the Travelers Warrants and the Additional Warrants has been reset at $0.01 per share.

     Management of the Company is actively engaged in pursuing ways in which to settle the Company's obligations to the Travelers Parties. While management believes that, as long as progress towards settlement of such obligations is being made, the Travelers Parties will be willing to agree to additional payment deferrals, there can be no assurance that they will do so, or that they will not demand payment in full of the Series A and Series B Notes. The Company's failure to make payment in full could result in a cross-default under and acceleration of the Senior Notes and the Convertible Notes. This in turn could require the Company to resort to extraordinary measures, including making sales of assets under distressed conditions or ultimately seeking the protection of the bankruptcy courts. See "Risk Factors -- Risks Involving the Company -- Repayment of Travelers Financing" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

  THE CONSENT SOLICITATION

     In March 1998, the Company commenced a consent solicitation (the "Consent Solicitation") directed at the holders of its outstanding 14% Senior Discount Notes due 2004 (the "Senior Notes") and 9% Convertible Subordinated Notes due 2006 (the "Convertible Notes" and, together with the Senior Notes, the "Notes") requesting their consent to certain amendments to the Indentures governing such Notes, intended to give the Company more flexibility in conducting its business and also to clarify certain provisions of those Indentures.

     The amendments were approved by the requisite number of holders of the Notes and, following this, The Bank of New York, as trustee under the Indentures, the Company and certain other parties executed a supplemental indenture, dated March 20, 1998 (the "Supplemental Indenture"), bringing the amendments to the Indentures and certain related documents into effect. In addition, the Company issued a total of 123,000 five-year warrants to purchase
1.8 shares of Common Stock at $6.90 per share to the holders of the Senior Notes, and a total of 22,700 five-year warrants to purchase 2 shares of Common Stock at a price of $6.90 per share to the holders of the Convertible Notes. If all of these warrants are exercised, the Company will issue a total of 266,800 shares of Common Stock. These warrants are referred to herein collectively as the "Consent Warrants."

     Unless the context clearly requires otherwise, references to the "Notes", the "Senior Notes" and the "Convertible Notes" shall refer to such securities as so amended pursuant to the Consent Solicitation, and references to the "Senior
Note Indenture", the "Convertible Note Indenture" and the "Indentures" shall refer to such indentures, as so amended pursuant to the Consent Solicitation.

  REGISTRATION OF OUTSTANDING SECURITIES; COMPLETION OF EXCHANGE OFFER

     In June 1996, the Company issued the following securities to a limited number of U.S. institutional investors (the "June 1996 Placement"): (i) $123,000,000 aggregate principal amount at maturity of Senior Notes; (ii) 123,000 warrants (the "Placement Warrants") to purchase an aggregate of 4,182,000 shares of Common Stock (the "Placement Warrant Shares"); and (iii) $26,500,000 aggregate principal amount of Convertible Notes. The Senior Notes and the Placement Warrants were initially issued as units (the "Units") and the Placement Warrants became separable from the Senior Notes on December 10, 1996.

     On July 30, 1998, the Securities and Exchange Commission declared effective the registration statements relating to (i) the exchange offer (the "Exchange Offer") pursuant to which the outstanding Senior Notes (the "Outstanding Senior Notes") would be exchanged for identical Senior Notes which had been registered under the Securities Act of 1933 (the "Exchange Notes"); (ii) the resale by the holders thereof of the Convertible Notes and the shares of Common Stock issuable upon the conversion thereof and (iii) the resale by the holders thereof of the Placement Warrants and the Placement Warrant Shares. As a result of the effectiveness of the registration statement relating to the Convertible Notes and the Common Stock issuable upon conversion thereof, Special Interest (as defined in the Indentures) ceased to be payable with respect to the Convertible Notes on July 30, 1998.

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

  INCREASED INTEREST RATE ON INDEBTEDNESS

     Under the terms of the Senior Notes and the Revolving Credit Notes, the interest rate payable increases if the Company has not raised $20,000,000 in additional equity by May 31, 1998. The Company did not complete such an equity offering by such date and accordingly the interest rate on the Senior Notes increased from 14% to 14.5% per annum, and the interest rate on the Revolving Credit Notes increased from 12% to 15% per annum, in each case effective June 1, 1998. Such rates revert to their former levels once the equity offering has been completed. Interest due on the Senior Notes (at 14.5% per annum) accreted until December 1, 1998, and thereafter is payable in cash, semi-annually, on each June 1 and December 1 thereafter.

CORPORATE STRUCTURE

     The following chart shows the corporate structure of the Company and its material interests (but also including intermediate holding companies and special purpose financing subsidiaries such as NWE Capital (Cyprus) Ltd. ("NWE Cyprus"), PLD Holdings, PLD Capital Asset (U.S.) Inc. ("PLDCA") and PLD Asset Leasing Limited ("PLD Leasing")), together with the percentage of equity ownership of the Company and Technocom in each operating subsidiary and other significant investments.
                          [CORPORATE STRUCTURE CHART]
---------------
(1) The Company holds its interests in a number of its subsidiaries through NWE Cyprus to take advantage of the double taxation treaty between Cyprus and the Russian Federation.

(2) Of its total 71% interest in PeterStar, the Company holds 60% through NWE Cyprus and 11% through PLD Holdings, a former subsidiary of Cable & Wireless which the Company acquired from News in August 1998. The other shareholder of PeterStar is Telecominvest (29%), which is in turn owned 51% by an affiliate of Commerzbank AG, a major German bank, 25% by PTN and 24% by SPMMTS, and which was formed by PTN and SPMMTS to act as a holding company for their respective interests in a number of telecommunications ventures in Northwest Russia.

(3) In November 1997, the Company acquired an additional 29.65% of the ordinary shares in Technocom, bringing its total interest to the current 80.40% As a result, the remaining interests in Technocom are beneficially owned by: (i) Plicom Limited (14.57%), an Irish company beneficially owned by the family interests of Mr. Mark Klabin ("Plicom"); and (ii) Elite International Limited (5.03%), an Irish company beneficially owned by a trust advised by Dr. Boris Antoniuk ("Elite"). The Company understands that Dr. Antoniuk has the power to exercise the voting rights of the shares in Technocom owned by Elite. The remainder of the interests held by Plicom and Elite are subject to put and call arrangements with the Company. See "-- Risk Factors -- Risks Involving the Company -- Technocom Minority Shareholders' Put Options."

    Technocom also holds an effective 100% interest in Space Communication Services (SCS) Limited, a company organized under the laws of Guernsey, Channel Islands ("SCS"), which acts as Teleport-TP's marketing arm for the selling and administration of TV broadcasting services, and a 50% interest in Rosh Telecom Limited, a telecommunications equipment distributor, which it is currently negotiating to sell to Plicom.

(4) The Company holds its 50% interest in ALTEL through its wholly owned subsidiary, Wireless Technology Corporations Limited ("WTC"), a corporation organized under the laws of the British Virgin Islands, which in turn is wholly owned by NWE Cyprus. The other 50% interest in ALTEL is currently held by Kazakhtelekom, a Kazakh joint stock company, formerly wholly owned by the government of Kazakhstan, which operates the public telephone network in that country. In May 1997, the Kazakh government announced the sale of a 40% stake in Kazakhtelekom to Daewoo. However, in March 1998, it was reported that Daewoo had sold a portion of its stake (reported to be approximately 10%) to an unnamed third party. It was later confirmed that Daewoo had sold its entire stake in Kazakhtelekom to Kazcommertzbank, a commercial bank based in Kazakhstan. It is understood that the Kazakh government is seeking to sell a 15% stake in Kazakhtelekom to private investors.

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

(7) The Company holds its 50% interest in BELCEL through its wholly owned subsidiary CIBBV, a corporation organized under the laws of the Netherlands. The remaining interests in BELCEL are currently held by the Minsk City Telephone Network (45%) and the Minsk Regional Telephone Company (5%).
                            ------------------------

     The Company's executive offices are located at 505 Park Avenue, 21st Floor, New York, New York, 10022 (telephone number (212) 527-3800).

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "PLDI" and the Toronto Stock Exchange under the symbol "PLD". It is also traded on the Berlin and Frankfurt Stock

Exchanges. Prior to March 6, 1997, the Company's trading symbol on the Nasdaq National Market was "PLDIF."

     As of December 31, 1998, the Company had 15 employees, all of whom were full-time.

TELECOMMUNICATIONS IN THE FORMER SOVIET UNION

     In the Soviet era, telecommunications in the Russian Federation and other republics of the former Soviet Union were government owned and designed principally to serve the defense and security needs of the state. The telephone network itself was highly centralized, reflecting the centralized nature of the Soviet economy. Telephonic links were directed towards the center of the network while neglecting inter-regional links. As a result, the ability to direct calls between regions without going through the center remains limited, which in turn has been a major constraint on economic growth in regional markets. Being committed to a "hub and spoke" network, the former Soviet Union never developed a trunk "backbone" capable of providing network expansion on a nationwide basis.

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

     With the break-up of the Soviet Union and the liberalization of the economies of its former republics, the demand for telecommunications services increased significantly. However, the governments of the countries of the former Soviet Union did not have the significant capital necessary for the development of the telecommunications infrastructure. As a result, they have actively encouraged market liberalization, privatization and foreign investment in the telecommunications sector. This has resulted in significant development in the areas of fixed wire overlay systems, private networks and cellular and data services. They have also made their own efforts to develop a basic telecommunications infrastructure, but lack of capital, exacerbated by recent difficult economic conditions, has made progress towards this goal slow.

  TELECOMMUNICATIONS IN THE RUSSIAN FEDERATION

     The Russian telecommunications sector has experienced substantial difficulty in meeting the rapidly growing demand for telecommunications services in the Russian Federation. At the local level, there has been a significant growth in joint ventures providing discrete telecommunications services, such as international access and cellular service. While the bulk of this activity has been in Moscow and St. Petersburg, it has occurred in other regions as well. This trend has been encouraged by the Russian government which has issued over 10,000 licenses through the Ministry of Communications of the Russian Federation (the "Former MOC") (which as of March 17, 1997 has been replaced by the Russian Federal Committee on Telecommunications and Informatics (the "RFCTI")) to these new service providers. Most joint ventures involve a Russian and a foreign partner. Many of these joint ventures have remained moribund; however, where they have commenced operations, there has been an immediate improvement in telecommunications services in the targeted areas. Since much of the marketing activity has been aimed at the business community, the benefits of these improvements have not been (and for the foreseeable future are not likely to be) widely felt by residential customers, particularly those outside major metropolitan areas.

     When the Former MOC was reorganized in 1991, the Russian government decided to convert each regional telephone center into a separate, privatized company with the government maintaining the controlling interest in the company. There are 89 of these regional telephone companies. The government's interests in most of these companies are now held through Sviazinvest.

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

     Sviazinvest, which was originally 100% owned by the Russian State Property Committee (now the Ministry of State Property), is a holding company for the Russian government's interests in the local and regional telephone companies across the Russian Federation. In general, Sviazinvest has a portfolio that comprises holdings of 35% of the equity interest and 51% of the voting interests, with a number of notable exceptions, in these telephone companies. Sviazinvest is represented on the board of directors of each of these companies, but does not participate in the day-to-day management of the operations.

     In 1997, it was reported that, notwithstanding previously announced plans to have Sviazinvest compete with Rostelecom, the Russian government had consolidated its telecommunications holdings in Sviazinvest and Rostelecom by transferring its shareholding in Rostelecom (38% of the common stock, and 51% of the voting stock) to Sviazinvest. The balance of the shares in Rostelecom remain in the hands of private investors. In April 1997, the government announced that it was seeking to sell 49% of Sviazinvest in two auctions, one as to a 25% stake open to Russian and foreign investors and the other as to a 24% stake open only to Russian investors. In July 1997, the government announced that the 25% stake had been sold to a consortium which included Oneximbank and Renaissance Capital, for a purchase price of $1.875 billion. Following this auction, the Russian government announced its intention to increase the size of the other stake being sold to 25% minus two shares. The schedule for the sale of the second stake has been delayed following the August 1998 financial crisis, and the structure of any such sale (including whether foreign participation will be permitted) has not been announced. While it is not yet clear how the proceeds of this sale will be employed, it is understood that the government wishes to have a substantial part, if not all, of the proceeds allocated to its current budget deficit. Prior to the August 1998 crisis, Sviazinvest had announced plans to raise $400 million through a Eurobond offering in 1998, but that offering was also delayed as a result of the Russian financial crisis. In light of all of the foregoing, it is unclear what impact the consolidation of the government's telecommunications holdings and the auction of significant stakes in Sviazinvest will have on the Russian telecommunications market in general and the Company in particular.

     The provision of telecommunications services is currently regulated by the Law on Telecommunications which came into effect on February 22, 1995 (the "Telecommunications Law"). While the Former MOC had significant regulatory powers prior to the passage of the Telecommunications Law, principally through the issuance of new licenses, telecommunications had traditionally been viewed as the province of the military and security services. The Telecommunications Law placed control of the Russian telecommunications network (except for the networks of the government, military and security forces) in the hands of a civilian regulatory authority. Under the Telecommunications Law, the Former MOC was, and now the RFCTI is, charged with the responsibility of coordinating the development of telecommunications in the Russian Federation and regulating the provision of services. Specifically, the Former MOC was and now the RFCTI is, given authority to issue telecommunications licenses, allocate frequencies and certify equipment for use in Russia. The Telecommunications Law also establishes a number of important principles in the telecommunications area, including the guarantee of equal access for all providers of telecommunications services and safeguards for private business activity in the telecommunications sector. The Telecommunications Law extends these principles to foreign companies and individuals, thereby recognizing the need to encourage foreign participation in the development of the Russian telecommunications sector.

     The Federal Committee for Regulating Natural Monopolies in Telecommunications (now under the government of the Russian Federation) has been empowered to regulate international and, since mid-1997, domestic long distance tariffs, together with interconnect fees for public operators in the Russian Federation. In addition, this Committee has the authority to establish the framework for local fees and tariffs which, in the future, will be regulated by newly-established Regional Committees for Regulating Natural Monopolies. At the current time, regional governments set and regulate local tariffs, and it is currently uncertain as to how, and when, local tariff regulation will be transferred to the Regional Committees. While the Company's businesses are not public operators and will therefore not be directly affected by any tariff regulation imposed by the Federal or Regional Committees, their own pricing policies are inevitably influenced by the tariffs charged by public operators.

     While the RFCTI appears to have succeeded to all of the powers and authorities of the Former MOC (with the exception of tariff regulation), it is not yet clear whether it will in fact continue to operate in the same manner, and wield the same influence as the Former MOC. In particular, it is not clear whether the RFCTI will be able to control the actions of local governmental and other regulatory authorities who may endeavor to impose their own informal licensing and other regulatory requirements or conditions on operators. In addition, in the area of tariff regulation, it is not yet clear how the various Committees will interact with the regional governments, and the regional governments may continue to seek to regulate tariffs in their regions. See "Risk Factors -- Risks Involving the Company -- Regulatory Uncertainties."

     Moscow. Local public fixed-line telephone service in Moscow is provided by MGTS, a recently privatized company which operates the telephone network in Moscow. MGTS currently serves approximately 4,900,000 subscribers, of which 79% are residential. Approximately 10% of the switches on the MGTS network are digital and digital service generally is available to only 10% of its subscribers. Since local calls are free, the bulk of MGTS' revenue comes from line rental. However, MGTS has announced plans to introduce call metering as part of a major redevelopment of its network, although the timing of the introduction of such metering remains unclear.

     MGTS has also announced a number of initiatives designed to develop the Moscow public network, including projects to be carried out jointly with AT&T, Rostelecom and Siemens.

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

     MGTS routes long distance traffic through a gateway exchange called MMTS. This traffic is directed to the Rostelecom long distance network for delivery to the regional telephone operators. International traffic is also passed to Rostelecom via MMTS. The international network of Rostelecom is supported by a combination of Russian and Western satellite capacity, including that provided by Teleport-TP, and international fiber optic cable capacity. However, there continues to be considerable congestion at the MMTS and Rostelecom switching centers due to their inability to keep up with demand. Certain calls to other countries of the former Soviet Union can still be routed through the Rostelecom network although this network primarily consists of analog switching and is characterized by significant call failure rates. For callers on private networks, international access is generally provided by direct satellite facilities, such as Teleport-TP. The telecommunications market in Moscow also supports four cellular operators (two analog and two digital) and nine paging networks.

     A majority of the voting stock of MGTS is held by Sistema, a holding company with ties to the Moscow city government which has significant interests in the Moscow telecommunications, tourist and other industries.

     St. Petersburg. The telephone network serving St. Petersburg is operated by PTN, the local telephone company which was privatized in May 1993. PTN has 1,800,000 lines in operation, amounting to a nominal penetration rate of 36%. PTN's intra-city traffic is carried through a network of thirty-four transit exchanges distributed throughout St. Petersburg and all connected to each other in a "cobweb" fashion. The existing PTN network is outdated and overloaded, producing congestion, interference, "crossed lines" and poor transmission quality. Only 23% of PTN's exchanges are digital/electronic, and some of its equipment is over 40 years old. PTN has recently installed a modern fiber optic loop which, once fully operational, will significantly enhance its ability to deliver traffic throughout its service area. PTN has also entered into a number of other, primarily wireless, telecommunications joint ventures.

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

     In 1994, PTN and SPMMTS formed Telecominvest, originally as a joint venture to act as a holding company for their respective interests in a number of telecommunications ventures in Northwest Russia. Subsequently, in 1996, a Commerzbank affiliate acquired a 51% interest in Telecominvest. Currently Telecominvest owns 29% of PeterStar, 31% of North West GSM ("NW GSM"), the digital 900 MHZ operator for St. Petersburg, 49% of Neva Cable and 5% of Neda Paging. It is understood that PTN intends to transfer all or part of its interests in Delta Telecom and Neda Paging to Telecominvest, subject to final agreement with their joint venture partners. Although as a result of this activity Telecominvest will hold interests in regional cellular operators which are customers of PeterStar, as well as other ventures which may be possible customers for PeterStar, it is unclear what the exact nature of Telecominvest's plans are with respect to these holdings or how such plans will affect PeterStar.

  TELECOMMUNICATIONS IN KAZAKHSTAN

     At the time of Kazakhstan's independence in 1991, the Kazakh telephone system consisted of the same outdated network equipment as the other telephone systems in the former Soviet republics. Currently, only 11% of Kazakhstan's population of approximately 17,000,000 has telephone lines. The existing national telephone network consists of approximately 1,900,000 lines, of which 330,000 are in Almaty. Due to the poor condition of much of the telecommunications infrastructure in Kazakhstan, basic telephone service is characterized by poor transmission quality. However, some modernization has taken place during the last few years and quality is improving. While the installed exchange switching capacity has not increased significantly, the introduction of digital exchanges will make for easier future expansion.

     The national network is served by trunk switches in what were the 19 original regional centers throughout the country. New transit switches supplied by Alcatel, Lucent and others have been installed in 15 of the 19 regional centers, and three more will be installed by the summer of 1999. Some digital local exchanges have been installed in 16 of the regional centers, although many electromechanical exchanges are expected to remain in use throughout the country for some time.

     While the majority of inter-regional transmission capacity is still analog, a limited amount of digital transmission has been added over some routes. Low capacity digital microwave has been introduced on several routes, and a high capacity microwave has been installed between Astana and Petropavlovsk. The existing fiber optic cable between Astana and Karaganda will be extended to Almaty by the summer of 1999, and there is a fiber optic spur from Petropavlovsk to Omsk connecting to the Vladivostok-Moscow-Europe cable.

     Until 1992, the sole means of international access to and from Kazakhstan was through a central switch located in Moscow. Kazakhstan acquired its own international gateway in August 1992 when a new AT&T

5ESS switch was installed in Almaty. It now has approximately 800 direct international circuits via satellite with 22 countries, including the United States, Japan, Australia, Germany, France, Israel and Turkey and via analog cables to Moscow. Kazakhstan is also participating in the fiber optic link between China and the countries of Central Asia and Europe, and this system is already being used to provide inter-regional capacity between Almaty, Taraz and Chimkent.

     The Kazakh Law on Enterprises dated February 13, 1991 authorizes the Cabinet of Ministers to issue licenses for certain types of activities in Kazakhstan, including the provision of telecommunications services. The Cabinet of Ministers delegated the authority to license telecommunication providers, allocate frequencies and certify telecommunications equipment to the Kazakh Ministry of Transport and Communications (the "KMOC"). Pursuant to this delegation of authority, the KMOC adopted temporary procedures for the consideration of applications for and the issuance of such licenses. In April 1995, President Nazarbayev issued a decree setting forth the licensing procedures in greater detail. The decree also confirmed the authority of the Cabinet of Ministers to grant licenses and the right of non-Kazakh companies and individuals to equal treatment in the granting of licenses. However, apart from these licensing procedures, there is virtually no other regulation in the telecommunications sector, and no comprehensive regulatory framework. Administration of the telecommunications sector is essentially left to the discretion of the KMOC.

     Actual operation of the public telephone network is carried out by Kazakhtelekom, which was created for this purpose in June 1994, as well as regional operators. A variety of functions previously carried out by other governmental entities, including representation of the Kazakh government in international telecommunications matters and the planning and development of the network in Kazakhstan, have been transferred to Kazakhtelekom. Kazakhtelekom has been granted a revised license giving it specific authority to act as the exclusive operator of the Kazakh national network and to represent the Kazakh government in international telecommunications matters, along with a broad series of powers to enable it to fulfil this function. Kazakhtelekom carries out its functions under the oversight and direction of the KMOC. In May 1997, the Kazakh government announced that it had sold a 40% stake in Kazakhtelekom to Daewoo. However, in March 1998, it was reported that Daewoo had sold a portion of its stake (reported to be approximately 10%) to an unnamed third party. It was later confirmed that Daewoo had sold its entire stake in Kazakhtelekom to Kazcommertzbank, a commercial bank based in Kazakhstan. It is understood that the Kazakh government is seeking to sell a 15% stake in Kazakhtelekom to private investors.

  TELECOMMUNICATIONS IN BELARUS

     Belarus, a former member of the Soviet Union, became an independent state in 1991. Like Kazakhstan, Belarus' telephone system at the time of its independence consisted of outdated network equipment. As of 1991, only 14% of Belarus' population had telephone lines and, although improvements have been made to the telephone system since then, as of 1995 that penetration rate had risen only to 18%.

     All aspects of the telecommunications sector in Belarus are regulated by the Ministry of Posts, Telecommunications and Informatics. In October 1994, the Supreme Soviet of Belarus adopted its Communications Law, effective January 1995. Also in 1995, Beltelekom, the current monopoly national telephone operator in Belarus, was formed through the combination of the Minsk local telephone network, the long distance operator and other telecommunications entities throughout the country.

PETERSTAR COMPANY LIMITED

  OVERVIEW

     PeterStar, in which the Company owns a 71% interest, operates a fully digital, city-wide fiber optic telecommunications network in St. Petersburg that is interconnected with the network of PTN, the local telephone company, as well as the Russian national and international long distance systems. PeterStar provides integrated, high quality, digital telecommunications services with modern transmission equipment, including local, national and international long distance and value-added services, to businesses in St. Petersburg. The PeterStar network provides an alternative to the PTN network, which to date has been characterized by significant capacity constraints. PeterStar is able to provide integrated telecommunications services to business customers, including users of high bandwidth voice, data and video communications services. PeterStar's network is designed to support a wide range of telecommunications products and services with a high degree of reliability. Additionally, PeterStar provides the three cellular operators in St. Petersburg with access to digital switching and transmission capacity which significantly improves their ability to consistently receive and deliver their customers' traffic. As of December 31, 1998, PeterStar had a total of 168,166 active lines, of which 108,278 were provided to cellular operators.

     PeterStar, which started limited service in 1993, generated net income for the year ended December 31, 1998 of $17.8 million on operating revenues of $72.4 million, as compared to net income of $16.5 million on operating revenues of $54.5 million for the year ended December 31, 1997. Subscriber lines installed increased from 114,774 at the end of 1997 to 168,166 at December 31, 1998, reflecting increased penetration of the business community, residential and cellular operators. PeterStar accounted for 49.8% of the Company's operating revenues for the year ended December 31, 1998, as compared to 47.6% for the year ended December 31, 1997.

     PeterStar, a Russian closed joint stock company, was incorporated in 1992.

  STRATEGY

     PeterStar's strategy is to continue to meet the growing demands of business customers and other network operators in St. Petersburg. PeterStar has recently added incremental transmission capacity and upgraded its transmission network from STM-4 to STM-16, as well as introducing new service features such as ISDN capability, which allows simultaneous transmission of voice, data, video and still images. In addition, as part of its strategic relationship with PTN, PeterStar intends to continue to provide targeted support to PTN in its efforts to upgrade and modernize its network. While the August 1998 financial crisis and its aftermath have caused some slowdown in business activity, the business environment in St. Petersburg remains stable, and the prospects for continued growth of small to mid-sized Russian and foreign businesses remain reasonably positive. PeterStar has placed increased emphasis on this market segment in order to capitalize on what it considers to be a significant market opportunity.

     PeterStar is involved in several projects designed to expand its direct dial services in St. Petersburg and Northwest Russia. PeterStar has undertaken with PTN a major infrastructure project involving the replacement of analog exchanges with digital exchanges for certain parts of the network on Vassilievski Island, a city district in St. Petersburg. This project requires the conversion of approximately 30,000 business and residential lines that have previously been operated by PTN, after which such lines become a part of the PeterStar network. In addition, PeterStar plans to further enhance its transit network capabilities in order to provide continued support to the cellular and other network providers in terminating traffic in St. Petersburg and to the national and international gateway.

  PRODUCTS AND SERVICES

     PeterStar currently provides: (i) voice and data services to business and residential customers; (ii) switched transit services for cellular and other network operators; and (iii) value-added voice and data services. PeterStar markets its products and services through its own direct sales force and agents which target mainly corporate accounts.

     PeterStar also provides a number of value-added voice and data services to complement the basic fixed network services it currently provides. PeterStar believes that the ability to provide such services on the PeterStar digital network is a key competitive advantage in the St. Petersburg marketplace. Current services include the following:

     Data Services. PeterStar provides high speed data links across the city of St. Petersburg. These connections provide links between the computer networks of banks and large companies, allowing for data interchange between a variety of back office systems. The target customer for such services is the financial sector, with the Russian Stock Market, Sberbank, Promstroibank, and Bank St. Petersburg all currently using PeterStar's services. Other applications for these high speed links, such as Reuters, utilize PeterStar to deliver value-added services to their own customers.

     Frame Relay. PeterStar operates a frame relay data network service as an enhanced feature of its current service offering. Customers include Citibank, the Russian Central Bank and the Russian Stock Market.

     ATM. PeterStar has installed an ATM service, including eight switches, for selected customers to complement its existing service offering. Customers include Coca-Cola and financial institutions such as Promstroibank and Bank St. Petersburg, and it is anticipated that an expansion of this service will take place once market demand has been confirmed.

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

     Calling Card Services. In November 1995, PeterStar launched a direct dial calling card service, enabling customers to dial directly through to the PeterStar network when using a tone dial telephone. The service, which provides both debit and credit card service, is also available via the PeterStar operator service for pulse and rotary dial telephones. PeterStar has expanded this service offering through co-operation with Comstar, a network operator in Moscow, providing PeterStar customers access in Moscow. PeterStar is currently considering a further expansion of its calling card platform in conjunction with the development of the Teleport-TP national network facilities.

     Equipment Sales. PeterStar offers customers a wide range of telecommunications equipment as a means of enhancing its service. It offers PBXs, key systems, handsets, and the full range of customer terminals including Partner, Partner Plus, Eurogenesis and Definity. PeterStar also offers a maintenance service for the equipment.

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

  CUSTOMERS AND MARKETING

     PeterStar's customer base currently consists of three general categories:
(i) business customers; (ii) cellular and other network operators; and (iii) residential customers. PeterStar's primary focus is the provision of voice and data services to business customers, focusing on those which generate large amounts of outgoing long distance and international traffic.

     PeterStar continues to experience a shift in its customer base, from foreign companies (which tend to use the higher priced international services) to predominantly Russian businesses and, to a lesser extent, residential customers (for whom local calling is the principal usage).

     The following table illustrates, as of December 31, 1995, 1996, 1997 and 1998, the number of lines on the PeterStar network, set forth by customer segment:

                                  NO. OF              NO. OF              NO. OF              NO. OF
                                  LINES               LINES               LINES               LINES
                                  AS OF     % OF      AS OF     % OF      AS OF     % OF      AS OF     % OF
                                 DEC. 31,   1998     DEC. 31,   1997     DEC. 31,   1996     DEC. 31,   1995
TYPE OF CUSTOMER                   1998     TOTAL      1997     TOTAL      1996     TOTAL      1995     TOTAL
----------------                 --------   -----    --------   -----    --------   -----    --------   -----
Direct dial -- business........   42,495      25%     24,344      21%     12,482      24%      4,840      23%
Direct dial -- consumer........   17,500      11%      4,482       4%      2,310       4%      2,029       9%
Cellular.......................  108,278      64%     85,948      75%     37,213      72%     14,659      68%
                                 -------     ---     -------     ---      ------     ---      ------     ---
          Total................  168,166     100%    114,774     100%     52,005     100%     21,528     100%
                                 =======     ===     =======     ===      ======     ===      ======     ===

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

     For domestic long distance connections, PeterStar offers dedicated digital circuits to Moscow. Moscow is the destination of approximately 40% of the long distance traffic from St. Petersburg, all other national traffic being directed to the national switching center of Rostelecom in Moscow for delivery throughout the Russian Federation.

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

     Call revenues and total minutes in the commercial voice and data services segment (i.e, non-cellular) amounted to $30.9 million, $22.5 million, $12.8 million and $6.2 million, and 220,022,000, 126,220,000, 71,128,000 and
19,995,000, in 1998, 1997, 1996 and 1995, respectively.

     Business Customers. PeterStar's primary focus has been the provision of telecommunications products and services to business customers, focusing on those which generate large amounts of outgoing long distance and international traffic. PeterStar targets both foreign and, increasingly, Russian businesses which have requirements for high quality local, long distance and international telecommunications services. As of December 31, 1998, Russian businesses, such as Baltika Brewery and LenEnergo, represented approximately 70% of PeterStar's 42,495 business subscriber lines and foreign businesses, such as ABB, Rothmans Inc., Pepsi, Alcatel, Nokia, McDonalds, Volvo, PricewaterhouseCoopers and Philip Morris, represented the balance. Total call revenues from PeterStar's directly connected business customers were $30.5 million in 1998.

     Residential Customers. As of December 31, 1998, PeterStar had connected 17,500 residential customers to its network. Revenues from direct dial residential customers (principally connection charges and line rentals) totaled $0.7 million in 1998 (of which $0.4 million was call revenue). At present, PeterStar does not directly receive any local call revenues from its residential customers, but does bill and collect revenues for national and international calls at the SPMMTS tariff. In 1999, PeterStar will complete a project with PTN to upgrade telecommunications services on Vassilievski Island, a project which is increasing the number of residential customers on the PeterStar network.

  EXPANSION OF VOICE AND DATA SERVICES

     PeterStar has undertaken with PTN an infrastructure project centering on the replacement of analog step-by-step and cross-bar exchanges with digital telecommunications equipment for Vassilievski Island, a city district in St. Petersburg. The project requires the conversion of a total of approximately 30,000 business and residential lines that were previously operated by PTN, after which such lines become part of the PeterStar network and the users become PeterStar customers. As of December 31, 1998, approximately 13,000 lines had been converted, with the balance expected to completed in the first half of 1999. While the business customers are charged either PeterStar or PTN tariffs (based on their traffic patterns), the residential customers pay PeterStar the equivalent PTN rate for the line rental. PeterStar collects the revenues on national and international calling from these customers, although the level of such calling for residential customers, who are the bulk of the new customers, is not substantial. The total cost of the project is estimated at approximately $25 million, of which $13 million is for network infrastructure and the balance for civil works and local network upgrades. This amount also includes approximately $3 million for an upgrade to the core PeterStar overlay network. As of December 31, 1998, a total of $23.7 million had been spent, representing approximately 95% of the project's total cost.

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

     The implementation of this expansion in direct dial services involves a variety of risks, including those set forth in "-- Risk Factors -- Risks Involving PeterStar Company Limited and Baltic Communications Limited."

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

     The number of cellular customers in St. Petersburg has increased from approximately 6,400 at December 31, 1994 to over 110,000 at December 31, 1998, as St. Petersburg has become one of the fastest growing cellular markets in Russia. The cellular operators in St. Petersburg experienced a drop-off in the number of subscribers following the August 1998 crisis, although there are signs that the subscriber numbers are beginning to recover. Subscribers are primarily business customers who use cellular service as a mobile telecommunications tool rather than as an alternative to the wireline network.

     The three cellular operators in St. Petersburg are:

     Delta Telecom. Delta, the NMT 450 operator which is a joint venture between PTN and an affiliate of MediaOne (formerly U.S. West Media Group, Inc.), was connected to the PeterStar network in September 1995. As of December 31, 1998, the majority of Delta's subscribers (of which 20,789 were active) were connected to the PeterStar network.

     North West GSM. NW GSM, the digital 900 MHZ operator for the city which is a joint venture between Sonera, Telia, Telenor, Lensvyaz and Telecominvest, has been connected to the PeterStar system since September 1994. As of December 31, 1998, all of NW GSM's subscribers (of which 73,673 were active) were connected to the PeterStar network.

     Fora Communications. Fora, a joint venture between Millicom International Cellular ("Millicom") and the City of St. Petersburg, is an AMPS 800 cellular system that has been connected to the PeterStar network since July 1994. As of December 31, 1998, all of Fora's subscribers (of which 13,816 were active) were connected to the PeterStar network.

     The following table sets forth, for each cellular operator, the number of active lines connected to PeterStar at December 31, 1995, 1996, 1997 and 1998:

                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
OPERATOR                                    1998           1997           1996           1995
--------                                ------------   ------------   ------------   ------------
Fora Communications...................     13,816         16,671          8,603         3,410
NorthWest GSM.........................     73,673         52,681         22,210         7,049
Delta Telecom.........................     20,789         16,596          6,400         4,200

     Call revenues and total minutes in the cellular segment amounted to $12.2 million, $9.0 million, $5.2 million and $2.2 million, and 178,370,000, 119,096,000, 57,729,000 and 17,830,000 minutes, in 1998, 1997, 1996 and 1995, respectively.

  NETWORK AND FACILITIES

     PeterStar's network and facilities give it the ability to provide advanced digital services to the telecommunications market in St. Petersburg, services that the Company believes PTN, with its primarily analog network, will be unable to provide in the near term due to internal funding constraints. The PeterStar network consists of digital exchanges which are connected by fiber optic cables, advanced transmission systems and remote switching units and concentrators. The fiber optic network forms twelve rings, permitting traffic to be re-routed in the event that a cable is cut or damaged. The network is fully interconnected with the PTN network, with direct and indirect connections via approximately 680 kilometers of fiber optic cable to all thirty-four PTN transit exchanges distributed throughout St. Petersburg. These direct connections to all of the primary PTN exchanges enable callers to by-pass congestion on the PTN network. The fiber optic cables also provide direct links to the national and international switch, providing PeterStar customers with high quality long distance and international access. PeterStar expects that it will continue to incrementally add switching, transmission capacity and local loop infrastructure to its core network in order to address its target market in St. Petersburg and regional points of presence.

     In addition to core network development, PeterStar, as part of its goal to be the full service telecommunications provider to the business community in St. Petersburg, has undertaken a number of specialized customer connections to its network, tailoring the solution to the specific customers' needs. This involved investment in, among other things, new cable, trunked radio, and customer premises equipment. Customer contracts concluded in 1998 include those with the Customs Authority, the Russian Mint, Lenexpo and Siemens.

     PeterStar has signed a contract with Tadiran, an Israeli wireless equipment manufacturer, to supply 1,500 lines of wireless local loop infrastructure. PeterStar has deployed such equipment where: (i) local loop infrastructure is non-existent or of poor quality; and (ii) the cost of installing cable would be prohibitive. As of December 31, 1998, PeterStar had in operation 809 wireless local loop lines and plans on expanding the wireless local loop service offering during 1999 based on customer demand.

     The PeterStar network currently consists of three AT&T 5ESS exchanges and several remote concentrators. PeterStar's Vassilievski Island exchange now serves as its main transit exchange, and is linked to the other PeterStar exchange located in Ligovskaia, in the central business district of St. Petersburg, as well as with PTN and SPMMTS. The Ligovskaia switch is being upgraded in order to provide redundancy to the main Vassilievski Island transit exchange. The Vassilievski Island exchange has the capacity to serve a large number of customers, both in the immediate vicinity of Vassilievski Island and at remote locations via the fiber optic network. This capacity enables PeterStar to carry substantial volumes of traffic to and from the PTN network to other network operators, such as cellular, Internet and paging operators, and to provide high quality links for long distance and international calls. PeterStar has added incremental transmission capacity and upgraded its transmission network from STM-4 to STM-16, as well as working on the provision of new service features. In addition, as part of its strategic relationship with PTN, PeterStar intends to continue to provide targeted support to PTN in its effort to upgrade and modernize its network. See "-- Expansion of Voice and Data Services" and "-- Risk Factors -- Risks Involving PeterStar Company Limited and Baltic Communications Limited -- Dependence on PTN Facilities."

  BILLING, TARIFFS AND INTERCONNECTION CHARGES

     Billing

     Except for the residential and business customers on Vassilievski Island (which are billed in Roubles at the PTN rate), PeterStar denominates its tariffs in U.S. Dollars, with its customers paying the monthly invoice in Roubles at the U.S. Dollar/Rouble exchange rate on the date when the customer instructs its bank to make payment. By denominating its tariffs in U.S. Dollars (and exchanging Roubles at the then current U.S. Dollar/Rouble exchange rate), PeterStar reduces the exchange rate risk otherwise associated with transacting business in a foreign currency. However, during the third and, to a lesser extent, fourth quarters of 1998, significant delays occurred in the processing of payments within the Russian banking system and led to exchange losses in those periods. See "-- Risk Factors -- Country Risks -- Restrictions on Currency Conversion; Historical Volatility in Currency Prices."

     Tariffs

     There are no specific regulations regarding tariffs charged by PeterStar (except for customers on Vassilievski Island which are charged the PTN tariff). PeterStar sets its tariffs taking into account those charged by PeterStar's interconnect parties, namely PTN, SPMMTS and SPI, as well as competitive pressures in the marketplace. PeterStar charges its customers for the installation of equipment and initiation of service, line rental, local, long distance and international calls and special services.

     In the period during which PeterStar has operated, there has been significant price convergence between PeterStar and public network national and international call tariffs. As PeterStar has widened its customer base, it has reduced its national and international call tariffs. At the same time, public network tariffs have increased for long distance access. Until PTN introduces local call metering to its customers, PeterStar will not receive any local calling revenues from its residential customers, and the timing of the introduction of such metering remains unclear.

     PeterStar's published tariff for local calls differs according to whether the call is made during peak times (8 AM to 8 PM) or at other times. For domestic and international long distance calls, tariffs are based on the call's destination and the time of the call. PeterStar offers discounts, based on call volumes, for customers who make a large number of calls per month.

     PeterStar charges a flat per line installation charge for telephone lines and for 2Mb/s digital circuits, regardless of the number of lines or circuits installed. In addition, customers are charged a monthly rental charge for the telephone lines and digital circuits.

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

     Residential Customers. PeterStar currently receives line rental and connection charges from residential customers at the PTN rate. PeterStar will not receive local call charges from residential customers until PTN imposes such charges and then will only receive charges at the PTN rate. Long distance and international calls are billed directly by PeterStar. For residential customers connected as part of the Vassilievski Island project, PeterStar collects all revenues for long distance and international calling, with charges at the PTN tariff level.

     Interconnection Charges

     PeterStar has been able to negotiate favorable tariffs for interconnection fees and carrier charges with both PTN and SPMMTS. PeterStar's current interconnect agreements with PTN and SPMMTS are open-ended agreements, while the interconnection fees and carrier charges payable under the interconnect agreements are subject to renegotiation between the parties from time to time. Commencing in 1998, PeterStar has been required to pay a local line rental charge to PTN, although roughly half of the fee otherwise payable during 1998 was offset against amounts owed to PeterStar by PTN in respect of the Vassilievski Island project. The aggregate amount paid to PTN in 1998 for line rental charges was $1.3 million. The amount of the 1999 line rental charged has not yet been determined, but PeterStar expects once again to be able to offset amounts owing from PTN against such charges during 1999. See "-- Risk Factors -- Risks Involving PeterStar Company Limited and Baltic Communications
Limited -- Dependence on Interconnect Parties."

  TELECOMMUNICATIONS LICENSES

     In June 1996, PeterStar was granted a license, which superseded a license granted in November 1994, for an eight year term expiring November 2004 to provide local, national and international telecommunications services within St. Petersburg and the surrounding region. One of the conditions of this license is that access to long distance and international communications be through the public network. Other licenses that have been issued to PeterStar include a dedicated network license (expiring September 2001), a data communications license (expiring May 2001), a telematics license (expiring May 2001) and a videoconferencing license (expiring June 2001). Based on its experience in renewing existing, and obtaining new, licenses and its general knowledge of the licensing environment in Russia, management of PeterStar believes that, so long as they are being actively utilized, all such licenses will be renewed at the end of their respective terms.

     The main PeterStar license, governing the provision of public telecommunications services, sets the number of lines which PeterStar may have in St. Petersburg and the surrounding region at 106,000, and requires that capacity equal to 74,200 lines be introduced by June 1999. Based on its experience in renewing existing, and obtaining new, licenses and its general knowledge of the licensing environment in Russia, management of PeterStar believes that the maximum and minimum number of lines are not strict requirements but are instead designed to provide general guidance as to the number of lines intended to be included on the system. As of December 31, 1998, PeterStar had 168,166 lines, of which 108,278 were provided to cellular operators. PeterStar does not believe that its license would be terminated or re-negotiated, that it would be forced to reduce the number of its subscribers, or that other penalties would be imposed, by reason of its exceeding its 106,000 line ceiling, but there can be no assurance that the RFCTI would not take a different position which in turn could result in the revocation of the license or its renegotiation on terms unfavorable to PeterStar or the imposition of penalties. It is not possible to calculate the amount of any penalties which might be imposed, which are in the discretion of the RFCTI.

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

  EQUIPMENT AND OTHER OPERATING AGREEMENTS

     Equipment. Lucent is PeterStar's primary network equipment supplier. In recent years, equipment supply agreements have been entered into with Lucent for the purchase of telecommunications equipment, including transmission systems, switching equipment and related software, for the PeterStar network, including for the Vassilievski Island project. In some cases, Lucent has provided vendor financing, using Dutch export credit guarantees. In all other cases, the equipment has been purchased by the Company and resold on an installment payment basis to PeterStar.

     Cellular and Other Operators. Pursuant to interconnect agreements with Delta, NW GSM and Fora, PeterStar provides interconnect service from the cellular networks to the local network and a gateway for long distance and international networks. Traffic interconnections are linked and made through PeterStar's switch system. The interconnect agreements provide for the following payments to be made by each cellular operator to PeterStar based on 2 Mb/s trunk connections: monthly lease fees for each trunk; per-subscriber number fees and per-minute tariffs. The Delta agreement is for a one year term, renewable for additional one year periods by mutual agreement. The NW GSM agreement is for a minimum period of two years, after which either party may terminate upon not less than three months prior written notice. The agreement with Fora is for two years and may be extended by mutual agreement for successive five year periods.

  EMPLOYEES

     As of December 31, 1998, PeterStar had 412 employees, all of whom were full-time. Of these employees, 411 were Russian nationals and one was an expatriate manager. None of its employees is subject to a collective bargaining agreement. PeterStar believes that its relations with its employees are good.

BALTIC COMMUNICATIONS LIMITED

  BUSINESS

     BCL, in which the Company acquired a 100% equity interest in April 1996, provides international direct dial, international payphone and leased line services for Russian and foreign businesses in St. Petersburg and the Leningrad Oblast. BCL also offers a number of advanced broadband services, as well as "carrier's carrier" services to other telecommunications operators. BCL has its own switching and international transmission facilities in St. Petersburg, which act as a gateway for corporate customers in both Moscow and St. Petersburg. The BCL network consists of an international and local switch and capacity on the international fiber optic cable via Finland to Sweden and the United Kingdom. BCL's primary international carrier relationships are with Telia of Sweden, Cable & Wireless Communications of the United Kingdom and Lattelekom of Latvia. BCL rents local access from PeterStar and PTN to connect its customers in St. Petersburg.

     BCL had a total of approximately 1,200 lines connected as of December 31, 1998 and generated approximately 10,408,000 million minutes of traffic for the year ended December 31, 1998. BCL is currently investigating means to increase the capacity on its network and to provide additional capacity for "carrier's carrier" services.

     The Company endeavors to cross-sell the distinct service offerings provided by PeterStar and BCL to their respective customer bases. For example, PeterStar's marketing representatives are now also able to market BCL's international private line services to PeterStar's and other corporate customers. In addition, control of both PeterStar and BCL provides the Company with the opportunity to: (i) potentially realize economies of scale at the operational level (i.e. a single sales and customer services channel and coordinated technical resources); and (ii) introduce new services to targeted markets in a more efficient manner. In addition, PeterStar and BCL are exploring the possibilities of closer cooperation in connection with the expansion of their respective core businesses in St. Petersburg and the implementation of their strategies in Northwest Russia.

     BCL generated net income for the year ended December 31, 1998 of $0.4 million on operating revenues of $9.9 million, as compared to net income of $0.8 million on operating revenues of $7.6 million for the year ended December 31, 1997. BCL accounted for 6.8% of the Company's operating revenues for the year ended December 31, 1998, compared to 6.6% for the year ended December 31, 1997.

     BCL, a Russian closed joint stock company, was incorporated in 1991.

  TELECOMMUNICATIONS LICENSE

     BCL's primary license permits it to provide long distance and international telephone, facsimile and data transmission services within St. Petersburg and the surrounding region for a term expiring on December 31, 2003. Management believes that, so long as it is being actively utilized, BCL's license will be renewed at the end of its current term. BCL is not required to route its long distance traffic through the facilities of SPMMTS, and has its own international facilities providing cable access. However, BCL's license does not permit it to interconnect with PTN's public network. BCL is therefore working with PeterStar to explore providing integrated long distance and international solutions for customers. The license sets the upper limit of subscribers to the BCL network at 100,000 and requires that 70,000 of these be in place by January 2001. BCL had a total of approximately 1,200 lines as of December 31, 1998. Based on its experience in renewing existing, and obtaining new, licenses and its general knowledge of the licensing environment in Russia, management of BCL believes that the maximum and minimum line numbers are not strict requirements but are instead designed to provide general guidance as to the number of lines intended to be included on the system. However, there can be no assurance that the RFCTI would not take a different position which in turn could result in the revocation of the license or its renegotiation on terms unfavorable to BCL or the imposition of penalties. It is not possible to calculate the amount of any penalties which might be imposed, which are in the discretion of the RFCTI. See "-- Risk Factors -- Risks Involving PeterStar Company Limited and Baltic Communications Limited -- Reliance on Telecommunications Licenses; Risks of Revocation or Renegotiation of Licenses."

  EMPLOYEES

     As of December 31, 1998, BCL had 94 employees, all of whom were full-time. Of these employees, 93 were Russian nationals and one was an expatriate manager. None of its employees is subject to a collective bargaining agreement, although there is a union representative at BCL. BCL believes that its relations with its employees are good.

TECHNOCOM LIMITED

  OVERVIEW

     Technocom, in which the Company owns an 80.4% interest, is the Company's holding company for its interests in various telecommunications ventures in the Russian Federation outside of St. Petersburg and the surrounding region. Technocom's principal asset is its 49.33% equity interest (56% voting interest) in Teleport-TP, a Moscow-based long distance and international operator targeting the commercial sector and other telecommunications operators with its satellite-based telecommunications services. Technocom also holds a 49% interest in MTR-Sviaz, a venture formed by Technocom and Mosenergo, the Moscow city power utility, to modernize and commercialize a portion of Mosenergo's internal telecommunications network. See "-- Ownership and Management of Operating Subsidiaries -- Technocom Limited."

     In addition, Teleport-TP is a 25% shareholder in Gorizont-RT, a GSM cellular operator in the Republic of Sakha, an autonomous region within the Russian Federation. Under the joint venture arrangements, Teleport-TP was required to procure two GSM switches for Gorizont-RT; these have been supplied by Technocom through a lease arrangement. In addition, Teleport-TP is the primary carrier for long distance traffic for both the cellular network and the local telephone company, Sakhatelekom, which is the majority shareholder in Gorizont-RT.

     Technocom recorded a net loss for the year ended December 31, 1998 of $15.6 million on operating revenues of $22.2 million, as compared with a net loss of $4.8 million on operating revenues of $21.0 million for the year ended December 31, 1997. Technocom accounted for 15.3% of the Company's operating revenues for the year ended December 31,1998 as compared to 18.5% for the year ended December 31, 1997.

     Teleport-TP recorded a net loss for the year ended December 31, 1998 of $4.7 million on operating revenues of $18.2 million, as compared with a net loss of $2.8 million on revenues of $16.9 million for the year ended December 31, 1997.

     Technocom, an Irish company, and Teleport-TP, a Russian closed joint stock company, were both organized in 1992.

  STRATEGY

     Teleport-TP has developed from being a provider of international telecommunications services from a single point of presence in Moscow to a company able to provide high-quality domestic and international long distance services in multiple locations across the Russian Federation and certain other countries of the former Soviet Union. Teleport-TP utilizes Western satellite capacity and technology and the Company believes that there is a largely untapped market for satellite-based services between various regions of the Russian Federation due to the current poor quality, or total absence, of terrestrial digital long distance lines in many areas. Installation of the first phase of the long distance network commenced in the second half of 1996, with 36 sites installed as of December 31, 1998. Technocom has contracted with the telecommunications equipment supplier Scientific-Atlanta, Inc. to supply equipment for a total of 45 sites which, based on current plans, will be installed by mid-1999.

     Technocom expects to further develop its group's presence in Moscow through the targeted development of infrastructure via Teleport-TP and MTR-Sviaz, and through co-operation agreements with other network providers to deliver value added voice and data services to the corporate market. Teleport-TP and MTR-Sviaz are presently working together to address the corporate market, with MTR-Sviaz providing or arranging to provide the local infrastructure in Moscow, and connecting customers to Teleport-TP for national and international access.

  TELEPORT-TP

     Overview

     Since 1994, Teleport-TP has operated an international telecommunications network providing dedicated voice, data and video services, as well as bandwidth, to Russian and foreign businesses and private telecommunications networks. During 1998, Teleport-TP continued the installation of a long distance network (installation of which commenced in 1996) which is being targeted to high volume customers requiring high quality, reliable long distance service across the Russian Federation. Targeted customers include: (i) regional public telephone companies (Electrosviaz); (ii) local public telephone companies; (iii) private cellular, wireline, data and other network operators; and (iv) corporate users.

     Dedicated International Network Services

     Products and Services

     Voice and Data Services. Teleport-TP provides international voice and data services, as well as bandwidth, to a number of private networks in the Russian Federation and to Russian and foreign businesses, including Rostelecom, the primary national and international long distance carrier in the Russian Federation and a 44% shareholder in Teleport-TP, Sprint and MTR-Sviaz. As of December 31, 1998, Teleport-TP provided access to over 1,000 international digital circuits to 25 operators in 22 countries, making it one of the largest international carriers in the Russian Federation. Teleport-TP has opened up direct routes to Georgia, Kazakhstan and Kyrgyzstan in the C.I.S.

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

     Television Transmission. An additional source of revenue for Teleport-TP has been the provision of international circuits for the transmission of television signals to broadcasters which require international transmission capacity on an as-needed, rather than a scheduled, basis. Customers for this service include Capital Cities -- ABC, NHK and Fuji TV of Japan and TV India.

     Customers and Marketing

     Rostelecom. Rostelecom, the primary national and international carrier in the Russian Federation and the holder of a 44% ownership interest in Teleport-TP, is Teleport-TP's principal customer for dedicated international network services. As of December 31, 1998, Teleport-TP leased approximately 800 active circuits via Intelsat and Eutelsat to Rostelecom, pursuant, as to the Intelsat circuits, to a contract which was originally signed in December 1992 and is now automatically renewed for one year terms unless otherwise terminated by either party and, as to the Eutelsat circuits, to a ten-year contract which commenced in September 1995. Revenue from Rostelecom in 1998 totaled $5.4 million. Rostelecom utilizes Teleport-TP on traffic routes where it does not yet have a direct terrestrial connection and where the cost of a terrestrial connection would be prohibitive. On such routes, Teleport-TP provides Rostelecom with a means of accessing high quality digital international circuits that are not available via other Russian satellite or terrestrial means. See "-- Risk Factors -- Risks Involving Technocom Limited and Teleport-TP -- Dependence on Rostelecom as Customer; Necessity to Further Develop Customer Base."

     Carrier Relationships. Teleport-TP, through its direct carrier relationships, the most important of which is with KDD of Japan, delivers incoming international traffic to its private network.

     Private Networks. Teleport-TP also has relationships with a number of business centers and private network operators. Teleport-TP's most important private network customer to date has been Sprint Sviaz, a Russian subsidiary of Global One, which leases 30 international circuits. Other customers include MTR-Sviaz, Technopark, the Intourist Computer Center and the Oil House Business Center.

     Network and Facilities

     Teleport-TP Network. Teleport-TP's dedicated international telecommunications network consists of an earth station (with three antennae), an international gateway switch and fiber optic cable. These network facilities are owned by Technocom and leased to Teleport-TP. The earth station consists of two Standard-A 18.3 meter antennas linked to two Intelsat satellites, one of which (at 342(LOGO)) serves Western Europe and the United States and the other of which (at 62(LOGO)) serves the Far East, and a 13 meter antenna linked to a Eutelsat satellite (at 36(LOGO)) which provides additional connectivity to European countries.

     Fiber optic cable links Teleport-TP's switch with its principal customers, including the national network of Rostelecom, the national television switching center in Ostankino, and a number of business parks, overlay network operators such as MTR-Sviaz and Comstar, and state-owned utilities located in Moscow and the Moscow region.

     Teleport-TP is connected to the facilities of MTR-Sviaz to terminate certain traffic to users on the MTR-Sviaz network. MTR-Sviaz uses leased circuits from a number of network providers, access to the Teleport-TP fiber optic facilities, and the Mosenergo internal communications network to terminate its calls. Teleport-

TP also uses the MTR-Sviaz facilities to house its Internet gateway, from which links to Internet Service Providers (ISPs) are provided via leased and dial-up lines on the public network. Teleport-TP also acts as the long distance gateway for subscribers on the MTR-Sviaz network.

     The fiber optic cable utilizes the underground duct facilities of MGTS, the operator of the local telephone network in Moscow, under one year agreements which are subject to automatic one year renewals unless either party provides timely notice of cancellation. The current agreements expire on December 31, 1999. See "-- Risk Factors -- Risks Involving Technocom Limited and
Teleport-TP -- Dependence on MGTS Facilities."

     Intelsat Arrangements. Teleport-TP currently routes international traffic through two Intelsat satellites at 342(LOGO) and 62(LOGO). The annual cost of such circuits is currently $1.2 million. In addition, Teleport-TP has leased transponder capacity on a third Intelsat satellite (at 66(LOGO)) in connection with the development of its long distance network program in Russia and the C.I.S. at an annual cost of $4.1 million. The circuit capacity is leased on a "rolling" 15-year basis, under which each lease automatically renews each year for a 15-year term, unless the election is made not to roll over the commitment, in which event the lease terminates on a date 15 years later. The transponder leases are for fixed 15-year terms, terminating in 2012 and 2013, respectively. See "-- Long Distance Network Services--Network and Facilities."

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

     Eutelsat Arrangements. Pursuant to a ten-year agreement with Eutelsat, which commenced in September 1995, Teleport-TP has access to a total switched capacity of 1,800 international circuits. Teleport-TP currently provides access to seven countries in Europe via a Eutelsat satellite at 36(LOGO).

     Teleport-TP is one of three private registered Eutelsat operators in the Russian Federation and, in 1997, became an equity participant in Eutelsat as well. Eutelsat is the intergovernmental organization responsible for providing satellite communications space segment facilities for almost all European nations. Although originally designed to provide principally television and radio capacity, Eutelsat satellites now carry large quantities of telecommunications traffic. Unlike Teleport-TP, most of the signatories to Eutelsat are national telephone companies, often with a right to exclusive use or monopoly control of operations of users within their home territory.

     Teleport-TP has already benefited from its relationships with Eutelsat by obtaining relatively inexpensive access to the Eutelsat system. Pursuant to the initial agreement between Teleport-TP and Eutelsat, 50% of the cost of the earth station is being financed on favorable terms by Eutelsat and 300 satellite circuits are being provided free to Teleport-TP for the first three years.

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

     Long Distance Network Services

     Products and Services

     The Company believes that there is a largely untapped market for satellite links between various regions of the Russian Federation due to the current poor quality, or total absence, of terrestrial digital long distance lines in many areas. In order to expand its customer base beyond Moscow and to meet growing demand for reliable telecommunications links, Teleport-TP has developed satellite links using both PAMA/SCPC (Pre-Assigned Multiple Access/Single Channel Per Carrier) and DAMA (Demand Assigned Multiple Access) technologies between cities and regions in the Russian Federation. These links are provided by Teleport-TP, under the registered trade name "Satelink", directly between cities and regions, without going through Teleport-TP's Moscow hub. In particular, Teleport-TP is seeking to address the market for inter-regional communications where call completion rates are understood to be low, primarily due to the underdeveloped nature of the Rostelecom infrastructure. In addition, Teleport-TP is seeking to address the market for intra-regional communications where call completion is the responsibility of the regional network provider. In such instances Teleport-TP becomes an integral part of regional network developments. Currently, Teleport-TP has reached agreements with Uraltelecom and the regional operators in Sakha and Chita for such regional networks. While, due to various startup problems including logistical difficulties and administrative difficulties with local and regional governmental authorities, there have been significant delays in the installation of, and the clearance to operate the equipment for this network, it is expected that a total of 45 sites will be installed by mid-1999. See "-- Risk Factors -- Risks Involving Technocom Limited and Teleport-TP -- Capital and Management Resources Required for Network Expansion; Management of Growth."

     Internet Services. Teleport-TP opened an Internet gateway during the first quarter of 1997, using the registered trade name "Portal." The gateway is configured to provide high speed data access to regional Internet service providers as well as leased line and dial-up access in Moscow for corporate clients.

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

     Customers and Marketing

     These long distance services are being targeted to high volume customers requiring high quality, reliable long distance service across the Russian Federation. Targeted customers include: (i) regional and local public telephone companies (Electrosviaz); (ii) private cellular, wireline, data and other network operators; and (iii) corporate users. As of December 31, 1998, 42 contracts had been signed. Of these, 15 are with regional and local public telephone companies, 16 are with cellular operators and alternative local access providers and the balance are with corporate and individual users.

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

     Teleport-TP acts as a "carrier's carrier" to public telephone companies and cellular, wireline and other operators. Teleport-TP provides these operators with long distance and, in many cases, international access via its dedicated network so that these operators can provide high quality access to their own subscribers.

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

     Network and Facilities

     The Teleport-TP network uses Scientific-Atlanta Skylinx.DDSTM Digital PAMA, DAMA and IDR satellite telephony systems, technologies that are used by public telephone companies either as a market entry mechanism or as an enhancement of the existing terrestrial infrastructure. The network utilizes an 18.3-meter Standard-A Intelsat satellite master antenna at the hub site in Moscow. Agreements are in place with Intelsat for access to 77 MHZ of transponder capacity on the Intelsat 704 satellite at 66(LOGO). Teleport-TP believes that using this digital capacity from Intelsat represents a competitive advantage over telecommunications operators using less reliable Russian domestic satellite systems. Customers on Teleport-TP's long distance network -- public and private telecommunications companies -- have the choice of taking permanent leased circuits or switched circuits, depending on their requirements. In addition, corporate customers now have the ability to create their own private networks throughout the Russian Federation using this combination of permanent and switched circuits.

     As of December 31, 1998, 36 medium (7 meter) and small (4.5 meter) antenna terminals had been installed in major cities throughout the Russian Federation; including Ekaterinburg, Kazan, Orenburg, Astrakhan, Volgodonsk, Kaliningrad and Stavropol, and in Kazakhstan and Georgia, providing digital voice and data services. It is anticipated that a total of 45 antennas will be installed by mid-1999.

     The system is designed to be flexible, allowing for timely installation of antennas in regional sites without changing the existing network configuration. Additional channel units can be quickly installed at existing sites should demand increase. The network has full mesh topology allowing customers in remote sites to connect with other remote sites without going through a central hub station, thus avoiding a "double-hop" on the satellite. This offers considerable improvement over traditional "star" configuration satellite-based systems.

     The Teleport-TP long distance network interconnects with Rostelecom for the delivery of calls to locations where Teleport-TP does not have its own facilities.

  MTR-SVIAZ

     MTR-Sviaz, which commenced operations in November 1996 and had approximately 850 lines connected as of December 31, 1998, provides local, national and international services to both corporate customers and the Internet market. MTR-Sviaz uses leased circuits from a number of providers, access to the Teleport-TP fiber cable facilities and the Mosenergo internal communications network to terminate its calls. Teleport-TP uses the MTR-Sviaz facilities to house its Internet gateway, from which links to ISPs are provided via leased and dial-up lines on the public network.

     MTR-Sviaz is a venture between Mosenergo (51%) and Technocom (49%) to modernize and commercialize a portion of Mosenergo's internal telecommunications network. MTR-Sviaz commenced operations in the third quarter of 1996 with the initial network program encompassing the installation of a 10,000 line Siemens exchange as a central switching node on the existing Mosenergo telecommunications network. The switch is connected to Teleport-TP via fiber optic cable, giving customers on the Mosenergo network direct access to the digital long distance facilities of Teleport-TP's network. In addition to the Mosenergo organization itself, other entities connected to the Mosenergo network include commercial enterprises located at business centers on Mosenergo premises.

     Technocom's contribution to MTR-Sviaz included provision of the switch to service 8,000 Moscow city lines and 2,000 lines on the internal Mosenergo network and the acquisition of 4,000 Moscow city lines. The switch and lines were purchased by Technocom and are leased to MTR-Sviaz. Further capital investment may be required if subscriber demand is greater than anticipated. Customers on the MTR-Sviaz network include Mosenergo (1,000 lines) and nine Internet service providers.

     MTR-Sviaz, a Russian closed joint stock company, was incorporated in 1994.

  OTHER ACTIVITIES

     Cellular Services. Teleport-TP holds a 25% interest in Gorizont-RT, a joint venture which has a license to provide GSM cellular service in the Republic of Sakha, a semi-autonomous region of the Russian Federation. The other parties to the joint venture are Sviazservice (24%) and Sakhatelekom, the local Electrosviaz (51%). The network is currently operational in the cities of Yakutsk, Mirny and Neriungry. In addition to taking an equity interest in the project, Teleport-TP is providing the long distance access for the venture through the installation of Satelink antennae at the above three sites. In addition, Teleport-TP has an agreement with Sakhatelekom for the provision of long distance access. The GSM switching equipment for Mirny and Neriungry has been purchased by Technocom from Italtel and is being leased to Gorizont-RT. As of December 31, 1998, Gorizont-RT had approximately 500 active subscribers generating approximately $85,000 in revenues per month. Based on the level of customer demand to date, Teleport-TP does not anticipate being required to provide further funding to Gorizont-RT.

     Teleport-TP paid an initial fee for its participation, and was required to provide three antennae and two GSM switches capable of serving 1,500 subscribers. Teleport-TP receives 27% of the income derived from new installations, line rentals and local calling, and 80% of the income derived from long distance and international calling. Sakhatelekom has committed to provide a minimum of 90,000 minutes of traffic per month, at a minimum tariff of $1.50 per minute. Gorizont-RT's license has a term of eight years and requires that 20% coverage of the territory of the Republic of Sakha (and an installed network capacity of 3,000 numbers) be achieved by the end of 1997 and 50% coverage of the territory of the Republic of Sakha (and an installed network capacity of 20,000 numbers) be achieved by the end of 2004. Gorizont-RT did not meet the initial coverage requirement by the end of 1997, but management does not believe that this will have any material impact on its future licensing position.

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

     Currency of Billing. The tariffs for the Satelink long distance services are generally posted and invoiced in Russian Roubles. Teleport-TP therefore faces an exchange risk if the value of the Russian Rouble declines between the time the bill is sent to the customer and the date that payment is received in Russian Roubles, and a more significant exchange risk if, as in 1998, the Rouble is devalued. Currently, revenues from Satelink represent 20% of Teleport-TP's total revenues, and this percentage (and hence Teleport-TP's currency exposure) is likely to grow as the Satelink program itself grows. Teleport-TP's other tariffs are predominantly denominated in U.S. Dollars. Invoices are then paid either in U.S. dollars or in Roubles at the U.S. Dollar/ Rouble exchange rate on the date when the customer instructs its bank to make payment. While there is still some exchange risk where tariffs are denominated in U.S. Dollars, it is more limited. See "-- Risk Factors -- Country Risks -- Restrictions on Currency Conversion; Historical Volatility in Currency Prices."

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

     The tariffs that Teleport-TP offers to its dedicated network customers for international calls depend on the call's destination and the volume of calls placed by each customer regardless of the time or day. Teleport-TP offers a range of discounts for customers that exceed a certain targeted level of call minutes. Discount packages are being developed for individual customers on a case-by-case basis as the business matures. Teleport-TP provides international private leased circuits to corporate customers at a monthly tariff, with prices determined by the amount of bandwidth and the destination required by the customer.

     Domestic Long Distance Network Services. Per minute tariffs for the satellite-based domestic long distance network services depend on the call's destination and the volume of traffic. The tariffs for DAMA and IDR circuits are also generally on a per minute basis. Tariff packages are being developed for individual customers on a case-by-case basis as the business matures and will incorporate, where necessary, the sale or lease of the antenna as part of the package. Tariffs for private leased circuits to corporate customers range are on a per circuit basis and vary based on the amount of bandwidth required by the customer. In recent months, Teleport-TP's tariffs in U.S. dollar terms for its long distance services have come under significant downward pressure due to the Rouble devaluation in August 1998 and the fact that Rostelecom has not been permitted to raise its Rouble tariffs to compensate for such devaluation, but it is not yet possible to predict the long-term trends for these tariffs.

  TELECOMMUNICATIONS LICENSES

     Teleport-TP

     Teleport-TP's business is dependent on four telecommunications licenses, although it holds a total of 12 such licenses.

     Teleport-TP has been issued two licenses for long distance and international leased circuits for dedicated network services and for television, and a data license providing for interconnection to the public network. In addition, Teleport-TP has been issued an overlay license to offer local, long distance and international voice and data services which are interconnected to the public telephone network in the 40 regions (plus Moscow and St. Petersburg) in which Teleport-TP's long distance network will initially be operational. Based on its experience in renewing existing, and obtaining new, licenses and its general knowledge of the licensing environment in Russia, management of Teleport-TP believes that, so long as they are being actively utilized, all of the licenses will be renewed at the expiration of their respective terms.

     License N4207, issued in October 1996 (replacing earlier licenses N100 and N1661 obtained by Teleport-TP) authorizes Teleport-TP to provide long distance and international telecommunications services to private networks within Moscow's city limits and, to a limited extent, elsewhere in the Russian Federation. No interconnection of the Teleport-TP network with public switched telephone networks is permitted under this license. License N4207 expires in November 2004.

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

     The data license, license N3654, authorizes Teleport-TP to provide data transmission services in Moscow, St. Petersburg and other cities of the Russian Federation and permits interconnection with public networks. The data license expires in January 2002.

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

     License N4207 limits the number of subscribers under such license to 15,000 and requires that 10,500 be in place by October 1999. License N4437, unlike its predecessor N386, makes no reference to minimum subscriber targets. (License N386 limited the number of subscribers to 1,700 and required that 1,190 be in place by October 28, 1997.) Teleport-TP did not meet these minimum subscriber numbers. License N3654 provides that the installed subscriber capacity of Teleport-TP's data network should permit the connection of at least 70,000 subscribers by December 2000 and at least 100,000 subscribers by the end of the license, but it does not impose any limit on the number of subscribers. License N4199 provides that the total installed capacity of the long distance network should be at least 100,000 numbers with at least 70,000 numbers operational by May 2000. Based on its experience in renewing existing, and obtaining new, licenses and its general knowledge of the licensing environment in Russia, management of Teleport-TP believes that these subscriber provisions are not strict requirements, but are instead designed to provide general guidance as to the number of subscribers intended to be included on the system. Based on that experience, management of Teleport-TP further believes that, so long as a license is being actively utilized, such license will not be terminated nor other sanctions imposed if Teleport-TP failed to have the minimum number of subscribers in place by any date specified or if it was to exceed the maximum number of subscribers permitted by the license, but there can be no assurance that the RFCTI would not take a different position, which in turn could result in the revocation of the license or its renegotiation on unfavorable terms or the imposition of penalties. It is not possible to calculate the amount of any penalties which might be imposed, which are in the discretion of the RFCTI. See "-- Risk Factors -- Risks Involving Technocom Limited and
Teleport-TP -- Reliance on Telecommunications Licenses; Risks of Revocation or Renegotiation of Licenses."

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

  EQUIPMENT AND OTHER OPERATING AGREEMENTS

     Equipment Leases. Equipment purchased by Technocom for the various projects undertaken by Teleport-TP and MTR-Sviaz is leased to them pursuant to lease agreements between Technocom and those ventures.

     Teleport-TP -- International Network Facilities -- Intelsat. The original two Intelsat antennas and the AT&T type 5ESS switch for Teleport-TP's operations were supplied on a turnkey basis by AT&T under a supplier financing arrangement. In July 1995, Technocom agreed to pay off the outstanding balance on the AT&T debt of $8.0 million in Teleport-TP in return for ownership of the assets. Technocom then leased the equipment to Teleport-TP over a ten year lease period. In addition, the Company has purchased an Ericsson switch and other network telecommunications equipment, which have been provided to Teleport-TP on lease and installment sales bases.

     Teleport-TP -- International Network Facilities -- Eutelsat. The Eutelsat antenna was supplied on a turnkey basis pursuant to an agreement with Hughes. Fifty percent of the purchase price was financed by a three-year supplier credit agreement, supported by a guarantee drawn on the Bank of Austria. Technocom's commitments under this agreement were satisfied in full during 1998. The remaining fifty percent was financed by a five-year loan from Eutelsat, which provides for no principal payments during the first 18 months and for the loan to be guaranteed by the RFCTI. The funds were provided by Eutelsat on the condition that Teleport-TP will use the TDMA earth station exclusively for the Eutelsat space segment for a minimum continuous period of ten years from the start of the earth station's operation. The equipment is being leased to Teleport-TP by Technocom for a period of eight years. Teleport-TP has the right to purchase the equipment from Technocom at the end of the lease period.

     Teleport-TP -- Long Distance Network Facilities. All of the equipment for the satellite-based network, consisting principally of a master 18-meter antenna in Moscow, and 7-meter and 4.5-meter remote antennas, was supplied by Scientific-Atlanta, pursuant to an agreement originally signed in 1995 and amended several times to increase the amount of equipment being supplied.

     All of the telecommunications equipment purchased under the Scientific-Atlanta agreement is being leased to Teleport-TP by Technocom pursuant to telecommunications asset leases.

     The Company has also contracted with Siemens for converters and other telecommunications equipment required for the long distance network, and leased such equipment to Teleport-TP.

     ECI Telecom of Israel has supplied the Digital Channel Multiplication Equipment (DCME) and modems for the Teleport-TP international and domestic long distance service facilities, as well as a SDH-4 system for the 622 Mb/s fiber optic ring in Moscow.

     MTR-Sviaz. Technocom's contribution to MTR-Sviaz included provision of, among other things, a switch to service 8,000 Moscow city lines and 2,000 lines on the internal Mosenergo network. Technocom also purchased 4,000 Moscow city lines, for which it will be paid by MTR-Sviaz as part of the equipment lease described below. Mosenergo's contribution to MTR-Sviaz includes the provision of Moscow city lines at a discounted price, the premises for the switch and the construction of the fiber optic connections between the Mosenergo network and the Moscow city network. Mosenergo is also responsible for network design, securing the numbering plan for the 4,000 city lines and supplying the technical data for connecting the Mosenergo network to the city network. The switch for MTR-Sviaz was purchased from Siemens which financed 70% of the purchase price. The Company has guaranteed this vendor financing. The switch is being leased by Technocom to MTR-Sviaz under an eight-year lease agreement signed in 1995. MTR-Sviaz will have the right to purchase the equipment from Technocom at the end of the lease period.

     Gorizont-RT. Supply arrangements were concluded with Italtel for the provision of GSM cellular switches and related equipment for the Gorizont-RT venture; this equipment has been installed in the cities of Mirny and Neriungry.

  EMPLOYEES

     As of December 31, 1998, Technocom and Teleport-TP had 74 and 106 employees, respectively, all of whom were full-time. All but two of these employees were Russian nationals. None of Technocom's or Teleport-TP's employees is subject to a collective bargaining agreement. Technocom believes that its relations with its employees are good.

ALTEL

  OVERVIEW

     ALTEL, in which the Company owns a 50% interest, currently operates the only nationwide cellular network in Kazakhstan. ALTEL was formerly known as BECET International, although marketing its services under the name "ALTEL". In May 1998 ALTEL changed its corporate name to the name under which it was doing business. Also in 1998, ALTEL introduced a prepaid cellular service (marketed under the name "TUMAR") in Almaty which, as of December 31, 1998, had 6,964 active subscribers.

     The other 50% of ALTEL is held by Kazakhtelekom, the operator of the national telephone network in Kazakhstan. In May 1997, the Kazakh government announced the sale of a 40% stake in Kazakhtelekom, the state-owned telecommunications company, to Daewoo. However, in March 1998, it was reported that Daewoo had sold a portion of its stake (reported to be approximately 10% of Kazakhtelekom) to an unnamed third party. It was later confirmed that Daewoo had sold its entire stake in Kazakhtelekom to Kazcommertzbank, a commercial bank based in Kazakhstan. It is understood that the Kazakh government is seeking to sell a 15% stake in Kazakhtelekom to private investors. Kazakhtelekom recently received a revised license specifically naming it as the exclusive national network operator in Kazakhstan, and giving it a wide range of powers to carry out this function. During 1998, the KMOC issued two GSM licenses for the development of national GSM networks in Kazakhstan. The two license recipients (one of which is a joint venture including Kazakhtelekom) commenced active marketing of their services in February 1999.

     The Company's primary objectives for ALTEL are to increase revenues and cash flows through increased penetration, usage and network coverage. Cellular service provides a rapid and relatively inexpensive way to overcome the deficiencies of the wireline telecommunications infrastructure in Kazakhstan. ALTEL's cellular telecommunications network in Kazakhstan currently consists of separate systems in Almaty, South Kazakhstan (Chimkent), Karaganda, Pavlodar, Astana (formerly known as Akmola), Aktyubinsk, Kustanai, East Kazakhstan (Ust-Kamenogorsk), Atyrau, Taraz, Petropavlovsk and Kyzl Orda. As of December 31, 1998, ALTEL's cellular telecommunications network covered a geographic area of approximately 4,200,000 people, representing 24% of the total population, in 12 cities. ALTEL commenced cellular service in September 1994 and has since experienced significant subscriber and revenue growth. As of December 31, 1998, ALTEL had 20,768 active subscribers, of which 6,964 were customers of ALTEL's prepaid service. This compares with 11,102 subscribers as of December 31, 1997.

     ALTEL, which began operations in September 1994, generated net income for the year ended December 31, 1998 of $9.2 million on operating revenues of $39.5 million, as compared to net income of $7.2 million on operating revenues of $30.0 million for the year ended December 31, 1997. The subscriber base grew from 2,882 at the end of 1995 to 20,768 at December 31, 1998 (of which 6,964 were customers of ALTEL's prepaid service). ALTEL accounted for 27.2% of the Company's operating revenues for the year ended December 31, 1998, as compared to 26.2% for the year ended December 31, 1997.

     ALTEL, a Kazakh closed joint stock company, was incorporated in 1994.

  STRATEGY

     The Company believes the development of a market economy in Kazakhstan is likely to increase demand for modern telecommunications services, including wireless communications, as demonstrated by the subscriber growth experienced to date by ALTEL. While the Kazakh telephone network is slowly being modernized, the Company believes this is likely to be an expensive and lengthy process. The Company believes that this environment provides ALTEL with the opportunity to provide customers in Kazakhstan with a viable, high quality alternative to wireline telephone service during the period it will take to modernize the basic public network. Management of ALTEL currently believes that, by virtue of its cost structure and its market penetration to date, together with its recently introduced prepaid service, it is in a good position to compete with the new GSM operations. However, ALTEL is currently assessing the impact of the GSM licenses on its business, and there can be no assurance that ALTEL will in fact be able to compete successfully with the new licensees.

  NETWORK AND FACILITIES

     As of December 31, 1998, ALTEL's cellular telecommunications network in Kazakhstan consisted of separate systems in Almaty, South Kazakhstan (Chimkent), Karaganda, Pavlodar, Astana, Aktyubinsk, Kustanai, East Kazakhstan (Ust-Kamenogorsk), Atyrau, Taraz, Petropavlovsk and Kyzl Orda. Further installations remain dependent upon many factors including the successful location of additional cell sites and the results of marketing and other studies. As of December 31, 1998, investment in ALTEL's cellular network infrastructure and support facilities totaled approximately $43.4 million. ALTEL anticipates that its capital expenditure program in 1999 will total approximately $8.6 million and will be used to develop new installations, expand network capacity in the existing cities and to upgrade equipment. The Company currently believes that this funding will be provided by internally generated cashflows.

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

     Space for most ALTEL switches, cell sites and associated equipment is provided by Kazakhtelekom. ALTEL also uses space in a Kazakhtelekom exchange building in Almaty for office and administrative purposes and leases other premises in Almaty which combines its central warehouse and a larger customer service center and retail outlet. ALTEL has also established, and will continue to establish, customer service centers in each city in which service is offered. Virtually all space for customer service centers and equipment not provided by Kazakhtelekom is leased, although ALTEL has purchased its facilities in Taraz, one base station site and building in Chimkent and a base station building in Karaganda.

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

  PRODUCTS AND SERVICES

     ALTEL customers may choose from three types of cellular service: service within a single city, service within Kazakhstan as a whole, and full service including international access. Optional services include call waiting, three party conferencing, call forwarding, voice mail and busy transfer. ALTEL markets cellular telephones and related equipment manufactured by Motorola and Philips.

     ALTEL offers a roaming facility between the home city of the subscriber and other cities served by the ALTEL network. In addition, as of December 31, 1998, ALTEL had established roaming agreements with a total of 18 other cellular operators, including: (i) BEELINE (Vimpelcom) in Moscow and Samara; (ii) Fora in St. Petersburg; (iii) Digital Sotovaya Svyaz in the Ukraine; (iv) Katel in Kyrgyzstan; and (v) Uzdunrobita in Uzbekistan.

     ALTEL introduced a prepaid cellular service in Almaty in August 1998 (under the name "TUMAR"), thereby adding to its existing service offerings. ALTEL expects to introduce the prepaid service in additional regions, include Astana, during 1999. In addition to further reducing the potential for bad debts, this system also permits ALTEL to market a portable unit having fewer features and more economical pricing, thus enabling ALTEL to expand into a new and potentially much larger market segment than that to which it has addressed its marketing efforts to date. As of December 31, 1998, TUMAR had 6,964 active subscribers.

     ALTEL markets its cellular services through its own outside direct sales force, which targets corporate and government accounts and high volume consumers, together with customer service centers. Although ALTEL's standard service includes individuals, it has most appeal to businesses which constitute around 90% of the customer base. In contrast, the TUMAR prepaid services are targeted almost exclusively to middle income domestic individuals (including students). With this differentiation, ALTEL believes that it has broad appeal across the community.

     ALTEL does business under the registered trade names "ALTEL" and "TUMAR" and features these names in all of its marketing and promotional activity. ALTEL uses a variety of marketing channels to promote its services, including television, radio, newspapers, billboards and sponsorship of concerts and other popular events. ALTEL believes that both the identification of the "ALTEL" and "TUMAR" trade names with its services, and its marketing activities, have been effective in stimulating demand for its products and services.

  OPERATIONS

     Billing and Tariffs

     Tariffs for ALTEL customers are posted in U.S. Dollars. Government regulations determine the currency in which invoices may be paid, which depends upon the residency status of the customer. Domestic subscribers may pay only in Tenge, while foreign subscribers are permitted to pay in Tenge or U.S. Dollars. Commencing March 1998, ALTEL is now required to issue a tax invoice with each bill stating the amount in Tenge as of the billing date. However, to date, ALTEL has still been able to receive payment in Tenge at the U.S. dollar exchange rate on the date payment is made.

     Under the terms of its license, ALTEL is free to establish the rates for all cellular services provided on its network, without prior approval from the KMOC. ALTEL's pricing is subject to review by the Kazakh Anti-Monopoly Commission. ALTEL currently employs one pricing structure for all of its customers, but Kazakh government agencies are offered a 25% discount on activation and a 35-40% discount on monthly access fees and airtime charges. Currently, ALTEL has 123 subscribers in this category and management does not expect this number to increase significantly over time.

     A new ALTEL subscriber currently pays a one-time activation fee and makes a security advance to cover monthly fees and usage charges which depends on whether the subscriber has international, inter-city or local access, respectively. Non-residents of Kazakhstan pay higher security advances. Monthly access fees vary depending on whether the customer chooses local service alone, inter-city service or full international service. Basic usage charges vary between peak and off-peak calls, plus the applicable tariffs for international and inter-city calls. In addition, there is a monthly fee for each optional service, including call waiting, three party conferencing, call forwarding, itemized billing and busy transfer. ALTEL also charges its subscribers a fee for the ability to roam to other regional cities. ALTEL periodically offers special tariff-related promotions which include discounts on certain elements of the tariff schedule when packaged together. In addition, certain customers are offered volume discounts on the tariff schedule. ALTEL has also introduced air-time tariff plans, providing discounts to users, based on the periods that they intend to use the phone and whether their calls are predominantly incoming or outgoing. All tariffs include VAT at the rate of 20%.

     The basic connection fee for the TUMAR prepaid service is a one time fee, depending on whether the customer provides the handset or if the customer purchases the handset from ALTEL. No monthly access fees are charged to TUMAR customers, and the usage charges are higher for outgoing calls than they are for incoming calls, but do not vary depending on the time the call is made or received. TUMAR introduced a new tariff plan in February 1999, with a connection fee, a per day usage charge and a charge for outgoing calls, but no charge for incoming calls. TUMAR expects to introduce discounts to its air-time tariffs during March 1999. TUMAR customers can currently only make local calls within Almaty.

     ALTEL's tariffs have been recently revised in light of competition from the GSM licenseholders, which have offered low introductory tariffs to attract customers. ALTEL expects that competition from the GSM operators will continue to exert downward pressure on the tariffs for both ALTEL and TUMAR.

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

  TELECOMMUNICATIONS LICENSE

     ALTEL holds a 15-year renewable license issued in February 1994 for the creation and operation of cellular communications networks in Kazakhstan for local, long distance and international calling, using the 800 MHZ frequency band and "AMPS" technology. Under the terms of the license ALTEL was required to provide cellular services to Almaty and ten to twelve additional regional centers by the end of 1996, a condition which has been met. See "-- Network and Facilities."

     The license specifies that ALTEL is to be the exclusive provider of cellular service in Kazakhstan for the first five years of the license term, a period which expired in February 1999. The license is transferable upon approval by 75% of ALTEL's shareholders.

     In 1998, before the expiration of the exclusivity period, ALTEL commenced discussions with the KMOC on substituting a new license with revised terms for its existing license. One aspect of such new license would have been the elimination of the exclusivity provisions in return for other concessions, including an extension of the basic term of the license. Although the exclusivity period has since expired according to the terms of the license, ALTEL and the KMOC are continuing to discuss the terms of a new license for ALTEL.

  EQUIPMENT AND OTHER OPERATING AGREEMENTS

     ALTEL purchased from Motorola the infrastructure equipment required for the cellular systems to be installed in Almaty and eighteen other regional centers throughout Kazakhstan. Pursuant to a separate agreement, Motorola agreed to furnish services with respect to the equipment, which included system design, installation, optimization, system engineering, program management, software maintenance and on-site switch maintenance.

     Both agreements expire in May 1999. Motorola and ALTEL are currently in discussions regarding a new agreement.

  EMPLOYEES

     As of December 31, 1998, ALTEL had 340 employees, all of whom were full-time. Of these employees, 337 were Kazakh nationals and three were expatriate managers. The number of employees involved in branch operations was
140. None of its employees is subject to a collective bargaining agreement. ALTEL believes that its relations with its employees are good.

BELCEL

  OVERVIEW

     BELCEL, in which the Company acquired an indirect 50% interest in August 1998, currently operates the only national cellular network in Belarus. The other 50% of BELCEL is held by the Minsk City Telephone Network (45%) and the Minsk Regional Telephone Network (5%).

     The Company's primary objectives for BELCEL are to increase revenues and cash flows through increased subscriber penetration, usage, network coverage and roaming with neighboring countries.

     BELCEL, a Belarussian joint venture, was formed in 1991.

  NETWORK AND FACILITIES

     BELCEL's cellular telecommunications network in Belarus currently consists of one switch in Minsk and 40 base stations providing service in Minsk, Brest, Grodno, Vitebsk, Gomel, Mogilev, Borisov, Baranovichi, Lida, Molodechno, Naroch, Bobruisk, Mozyr, Orsha, Polotsk, and Novopolotsk. As of December 31, 1998, BELCEL's cellular telecommunications network covered a geographic area of approximately 4.9 million people, representing 47% of the total population, in 16 centers of population. BELCEL commenced cellular service in May 1993. As of December 31, 1998, BELCEL had 12,200 active subscribers, compared to 8,500 subscribers as of December 31, 1997. During the month of December 1998, BELCEL's subscribers generated monthly recurring revenues of $26 per subscriber.

     The BELCEL network enjoys full interconnect for local, long distance and international services. Calls to fixed line phones and international calls are completed using the national and international network of Beltelecom. International calls are switched through a digital exchange in Minsk.

  OPERATIONS

     Billing and Tariffs

     Subscribers are billed monthly in Belarussian Rubles for access charges, call charges, and toll charges and optional services. Recent legislative changes permit non-resident organizations to be billed and pay for airtime in U.S. dollars.

     Throughout 1998 BELCEL had to comply with legislation designed to reduce overall inflation in Belarus to 24% per annum. Ruble tariffs were only allowed to increase by 2% per month. This did not match the falling value of the Belarussian Ruble against the dollar, and consequently the services offered by BELCEL became, in hard currency terms, very cheap. This resulted in rapid customer growth in the second half of the year. BELCEL's customers pay a monthly access fee of the equivalent of $10 for all services, the outgoing call tariff for calls within Belarus is 7 cents per minute and incoming calls cost 5 cents per minute. Charges for international calls are banded into regions.

     Interconnection

     BELCEL is dependent on its interconnection to networks operated by Beltelecom for the completion of its local, long distance and international calls. BELCEL pays no annual license fee to the Government but pays $350,000 per year for frequency usage and for circuits rented from Beltelecom at a price calculated according to the legislation of Belarus. BELCEL pays Beltelecom a tariff in respect of local calls, and enjoys a preferential tariff in respect of long distance and international calls which provides BELCEL with an average margin of 40% on such calls. All payments to Beltelecom are made in Belarussian Rubles.

     BELCEL has entered into a series of agreements with CMG, SoftPro and Ericsson AB ("Ericsson") for the purchase of the equipment required for its cellular network. BELCEL's total capital expenditure budget for 1999 is approximately $3 million, which it expects to be funded from cash generated by the business.

  TELECOMMUNICATIONS LICENSE

     BELCEL holds a 15-year renewable license issued in July 1992 for the creation and operation of cellular communications networks in Belarus for local, long distance and international calling, using the 450 MHz frequency band and "NMT" technology. Under the terms of the license BELCEL was required to install 30 base stations by the end of the fifth year, a condition which has been met.

CARRIER SERVICES BUSINESS

     The Company is currently developing a long distance carrier services and private line business (the "Carrier Services Business") under the name "PLDncompass", which is targeted at telecommunications carriers and corporate customers in the United States and Europe which require telecommunications services to and from Russia, the other C.I.S. countries and the Baltic States. The Company has contracted with Cable

& Wireless Communications ("CWC") of the United Kingdom and Sonera of Finland for the delivery of 21 2Mbps circuits for this purpose.

     The first phase of the business commenced during the fourth quarter of 1998 with the launch of private line services between Russia and the United States and to date, customer contracts have been signed and are operational for 10 Mbps of circuit capacity generating approximately $170,000 per month in gross revenues.

     The second phase of development, the launch of wholesale carrier services in Europe, is anticipated to commence during the second quarter of 1999. The Company will aggregate, through Company-owned facilities in London, long distance traffic from European telecommunications carriers bound for those targeted countries and then deliver the traffic over leased and owned circuit capacity. Where necessary, the Company will utilize digital circuit multiplication equipment (DCME) on such circuits to create enhanced network efficiencies. The Company will, where possible, use the facilities of its local operating companies to either terminate the traffic at its ultimate destination, in the case of Russian traffic, or as hubs to the country of final destination, in the case of calls to other countries of the C.I.S. and the Baltic States.

     The Company has contracted to co-locate its first operating facilities in the UK at the CWC telecommunications facilities management center in London. The Company is presently negotiating a long-term lease for a dedicated operational U.K. facility which it anticipates will be available for service during the third quarter of 1999. Additional sites in Europe will be determined in the light of customer demand and market de-regulation.

     The Company expects to expand this operation to offer carrier services to other telecommunications operators in the United States. To this end, the Company has contracted for a U.S. operations' facility site in New York City and has acquired capacity in a trans-Atlantic cable between New York and London from where traffic will be delivered (via the CWC and Sonera capacity described above) to Russia. The Company anticipates developing the U.S.-based business during 1999.

     The Company has obtained licenses in the United States and the United Kingdom for the provision of these long distance services.

     The development of this business is expected to be financed from a combination of internally generated cash, vendor financing, funds from the Senior Note escrow account and new financing.

     The Company is presently negotiating a Global Purchase Agreement with Ericsson for the supply of switching, transmission, and billing systems for this new operation. This supply agreement will also include the purchase of equipment to upgrade the capacity of the switching and transmission networks at the Company's operating companies in Russia, as well as vendor financing for the equipment purchases. The Company anticipates completing the arrangements with Ericsson during the second quarter of 1999.

     The Company believes that the Carrier Services Business is an important way to reduce its reliance on, and exposure to, Russia and the other countries of the C.I.S., with the generation of new revenues and cashflow in the U.S. and Europe, while creating a competitive advantage through leveraging the infrastructure already in place in its local operating businesses.

OTHER OPERATIONS

  CPY YELLOW PAGES LIMITED

     Yellow Pages, a Cyprus company in which the Company holds a 100% interest, is the owner of one of the most comprehensive databases of Russian and foreign businesses in St. Petersburg and publisher of what is primarily a business to business directory. As of December 31, 1998, Yellow Pages had 68 employees in St. Petersburg who handle all of the graphic design and database management. Yellow Pages hires part-time workers for the periodic update of the directory. The Company utilizes the database of Yellow Pages to the benefit of PeterStar and BCL, particularly in achieving more effective target marketing and in operator services.

  PLD MANAGEMENT SERVICES LIMITED

     PLD Management Services Limited ("PLDMS") is a wholly owned subsidiary of the Company based in the United Kingdom that to date has performed certain management, commercial and technical consulting, investor relations, new business development, corporate finance and accounting services for and on behalf of the Company. The Company has transferred most of these functions to New York City. PLDMS has charged, and will continue to charge, the costs it incurs in providing its services, principally salaries, travel and office costs, to both the Company and its subsidiaries. As of December 31, 1998, PLDMS had eight employees, all of whom were full-time.

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

     Although PTN has historically supported the development of PeterStar, PTN and PeterStar must be regarded as competitors in the telephony segment. PTN can offer its customers the same core services as PeterStar, notwithstanding the lower transmission quality and call completion rates of the PTN network. Furthermore, PTN has recently completed the installation of a modern fiber optic loop in St. Petersburg which, when fully operational, will significantly enhance its ability to carry traffic and could therefore compete with PeterStar. Although PeterStar believes that PTN will require substantial additional capital to completely modernize its network, PTN, either alone or through Telecominvest, is free at any time to enter into joint venture arrangements with other foreign partners to modernize its network independently of PeterStar. While PeterStar believes that there is a constructive working relationship between PeterStar and PTN, there can be no assurance that PTN will not in the future start to compete more aggressively with PeterStar and/or that future disputes between the partners will not occur and/or that PTN will not seek another partner. See
"-- Risk Factors -- Risks Involving PeterStar Company Limited and Baltic Communications Limited -- Dependence on Interconnect Parties" and "-- Ownership and Management of Operating Subsidiaries -- PeterStar Company Limited."

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

     International Network Services

     In providing international circuits and direct dial services in Moscow, Teleport-TP faces competition from a number of operators offering similar services. Such operators, including Comstar, Combellga, Telmos and Sovintel, are primarily targeting Russian and foreign businesses in the city, replicating the services that PeterStar is providing in St. Petersburg. In terms of providing international circuits, Teleport-TP faces direct competition from the Russian Space Communications Corporation, the state owned operator which uses both Intelsat and Russian satellites, and indirectly from Rostelecom, which owns capacity in and operates the international cable facilities connecting the Russian Federation to the telecommunications networks of the major global carriers.

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

     At this time, it is unclear what impact the consolidation of the government's telecommunications holdings and the auction of significant stakes in Sviazinvest will have on the Russian telecommunications market in general and Teleport-TP in particular. See "-- Telecommunications in the Former Soviet
Union -- Telecommunications in the Russian Federation."

     Teleport-TP also faces competition from other Western-financed entities seeking to provide various forms of higher bandwidth voice and data communications services throughout Russia, including: (i) TeleRoss, a subsidiary of GTS, which is offering service in 12-15 cities using the Russian domestic satellite systems; (ii) Rosnet, principally a provider of data network services;
(iii) Aerocom, a satellite and fiber optic-based carrier's carrier based in Moscow, which provides international circuits via the Russian Express satellite network; (iv) Belcom, a private carrier providing international point-to-point leased circuits to the oil and gas companies in remote locations, and secondly closed user group services to communities of interest; and (v) Moscow Teleport, a satellite based provider of services targeted at the corporate user.

  ALTEL

     Until 1998, ALTEL was the only licensed national cellular operator in Kazakhstan. In 1998, the KMOC awarded two licenses for the development of a national GSM network in Kazakhstan. One license was issued to Kcell, a joint venture of TurkCell and Kazakhtelekom, and the other license was issued to Kmobile, a joint venture of Telsim, a Turkish company, and local Kazakh interests. Active marketing was begun by Kcell in early February 1999 and by Kmobile in mid-February 1999. Management of ALTEL currently believes that, by virtue of its cost structure and its market penetration to date, together with its recently introduced prepaid service, it is in a good position to compete with the new GSM operations. However, ALTEL is currently assessing the impact of the GSM licenses on its business, and there can be no assurance that ALTEL will in fact be able to compete successfully with the new licensees.

  BELCEL

     BELCEL is the only licensed national cellular operator in Belarus. While the government of Belarus has announced that it is considering licensing a GSM operator in Belarus, no action towards the award of such a license has been taken, and it is not possible to predict whether, if ever, such a license may be issued.

OWNERSHIP AND MANAGEMENT OF OPERATING SUBSIDIARIES

  PETERSTAR COMPANY LIMITED

     Ownership Structure

     The Company holds its 71% interest in PeterStar through NWE Cyprus (60%) and PLD Holdings (11%). It acquired its 60% interest held through NWE Cyprus at various times over the period 1992-96. The Company acquired PLD Holdings in August 1998 as part of the transactions with News and Cable & Wireless.

     The remaining 29% of PeterStar is held by Telecominvest, which is in turn owned 51% by an affiliate of Commerzbank AG, a major German bank, 25% by PTN and 24% by SPMMTS. Telecominvest was originally a joint venture between PTN and SPMMTS formed to act as a holding company for their respective interests in a number of telecommunications ventures in Northwest Russia.

     Relationship with Other Equity Holders

     Under the PeterStar foundation documents, a general meeting of shareholders may take action through a simple majority of those present. Accordingly, since the Company has a 71% interest in PeterStar, it should be assured of being able to take whatever action it requires once a meeting is constituted. However, representatives of 75% of the ordinary shares must first be present to constitute a quorum. Thus, it is possible for Telecominvest (and Commerzbank, through its control position in Telecominvest) to prevent action from being taken by ensuring that there is no quorum at a shareholders meeting.

     Also, pursuant to the PeterStar foundation documents, the shareholders have rights of first refusal to purchase any shares which any shareholder wishes to transfer, and to purchase any shares held by any shareholder who is bankrupt or goes into liquidation.

     PeterStar is dependent on PTN for the completion of most of its calls, and the PeterStar network is linked to the PTN network, giving PeterStar access to PTN's large local subscriber base. In addition, PeterStar is dependent on PTN's buildings, ducts and tunnels in order to house its exchanges and to reach its customers. Until 1998, PTN permitted PeterStar to house its exchanges in PTN buildings and use its other facilities without paying rent or call charges. Commencing in 1998, PeterStar has been required to pay a local line rental charge to PTN, although roughly half of the fee otherwise payable during 1998 was offset against amounts owed to PeterStar by PTN in respect of the Vassilievski Island project. The aggregate amount paid to PTN in 1998 for line rental charges was $1.3 million. The amount of the 1999 line rental charged has not yet been determined, but PeterStar expects once again to offset amounts due from PTN against such charges during 1999. However, any change in the terms on which PeterStar has access to PTN's facilities, or any restrictions imposed by PTN on the completion of calls from the PeterStar network, could have a material adverse effect on PeterStar and, in turn, the Company. Given the extent of the reliance of PeterStar upon PTN, PTN is clearly in a position to exercise a high degree of influence over PeterStar's affairs as a practical matter, even as an indirect minority shareholder.

     Notwithstanding its ability to influence PeterStar's affairs, the Company believes that PTN will continue to support the development of PeterStar's business as presently planned, and that PTN's business objectives are basically consistent with PeterStar's own plans.

     Management

     The board of directors of PeterStar consists of eight individuals, with three each being appointed by NWE Cyprus and Telecominvest, and one being appointed by PLD Holdings. The eighth director is the

General Director, who is nominated by NWE Cyprus subject to final approval by the shareholders. As the owner of NWE Cyprus and PLD Holdings, the Company has the indirect right to appoint four of the eight directors of PeterStar, and to nominate the General Director who also sits on the Board.

     Inasmuch as six of the eight directors must be present to constitute a quorum, the possibility exists that the Telecominvest directors (or any three other directors) may be able from time to time to prevent the creation of a quorum. Once a quorum is present, however, the Company is currently reasonably assured of a majority of the votes on the board, on the basis that the General Director, who is a Company appointee, will vote with the four Company-appointed directors. Even if the General Director votes with the Telecominvest directors, the Company can still achieve a majority of votes because the PeterStar foundation documents specify that the person designated as Chairman of the Board (whom the Company is entitled to appoint) also has a casting vote in the event of a tie vote among the board of directors.

     The day-to-day management of PeterStar is the responsibility of the General Director and a management board which is composed of the PeterStar divisional directors. The PeterStar operational divisions are: Sales and Marketing, Finance, Technical and Operations and Administration.

     The officers of PeterStar are as follows:

Sergei Kuznetsov....................................    General Director
Rick Macy...........................................    Commercial Director
Alexander Belyakov..................................    Technical and Operations Director

     Sergei Kuznetsov became General Director of PeterStar in September 1998. Prior to joining PeterStar, he had been, since July 1995, the General Director of Telecominvest, the company formed by PTN and SPMMTS to hold their interests in St. Petersburg and Northwest Russia. Before that, Mr. Kuznetsov was the initial General Director of Delta Telecom, Russia's first mobile telecommunications company. Prior to that time Mr. Kuznetsov's career had been in PTN where he rose to become the chief engineer of the Necrasovski regional node. He received his degree from the North West Scientific Institute in St. Petersburg. He received an MBA degree from Columbia University and attended the management program at the Fuqua School of Management of Duke University. He is a director of a number of companies including PTN, Telecominvest and PeterStar.

     Rick Macy joined PeterStar as Commercial Director in April 1998, replacing Stephen Gardner who then became Vice President -- Commercial, Russia for PLD. Prior to joining PeterStar, Mr. Macy was the Commercial Director, Moscow for Millicom, where he was responsible for the sales and marketing of all of Millicom's Russian cellular joint ventures. Previously, he was Area Sales Manager for Harris Corporation, responsible for their European markets. He also spent four years as an electronics technician in the U.S. Navy.

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

     Service Agreement

     PeterStar entered into a service agreement, dated as of January 1, 1999, with NWE Cyprus, pursuant to which, for a one-year term, NWE Cyprus will provide management services to PeterStar, including advice and assistance with respect to the design, implementation, operations, marketing and expansion of PeterStar's network for a one-year term. NWE Cyprus invoices PeterStar quarterly for these services in U.S. Dollars. PeterStar has had similar agreements with NWE Cyprus for all years dating back to 1992.

     PLD Telekom Inc. Representative Office

     In 1997, the Company established a representative office of the Company in St. Petersburg. The office is co-located at the premises of BCL. The Company employs as its Representative Director Peter Owen Edmunds, formerly with PeterStar, and two administrative staff members. Mr. Owen Edmunds, who was previously the Deputy General Director and Sales and Marketing Director of PeterStar, formed part of the initial team from the Company that helped formulate the development of PeterStar commencing in April 1992. Prior to joining the Company, Mr. Owen Edmunds served for 14 years as an officer in the British Army. He served in the United Kingdom and Germany, ending his military career in Berlin on the Five Nation Liaison team. Mr. Owen Edmunds underwent Russian language training in the service and is a qualified Russian interpreter.

  TECHNOCOM LIMITED

     Ownership Structure

     The Company holds a 80.4% voting interest in Technocom, with the balance being held by Plicom (14.57%) and Elite (5.03%). In November 1997, the Company acquired: (i) 30 Technocom ordinary shares (or approximately 15.1% of the total such shares issued) held by Plicom, an Irish company beneficially owned by the family interests of Mr. Mark Klabin, for $18.5 million in cash; and (ii) 29 Technocom ordinary shares (or approximately 14.6% of the total such shares issued) held by Elite, an Irish company beneficially owned by a trust advised by Dr. Boris Antoniuk, for $6.25 million in cash and 1,316,240 shares of the Company's Common Stock.

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

     Technocom also holds a 50% interest in Rosh Telecom, a venture with ECI, an Israeli equipment supplier. Rosh Telecom is the exclusive agent for ECI in the Russian Federation. Technocom is currently negotiating to sell its interest in Rosh Telecom to Plicom.

     Technocom also has an effective 100% of SCS. SCS acts as Teleport-TP's marketing arm for satellite circuit capacity made available by Teleport-TP to international television agencies with occasional broadcasting requirements.

     Relationship with Other Equity Holders

     In connection with the November 1997 acquisitions of portions of the Technocom interests held by Plicom and Elite, the Company entered into a revised put and call option agreement with Plicom and Elite.

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

     These arrangements were restructured as follows. In the case of the interest held by Plicom, while the date on which the put or call could be exercised did not change, the valuation procedure was eliminated and the "put and call" price for its interest was set at a fixed $17,500,000. In the case of Elite, two of its remaining ten ordinary shares were made subject to a new put and call arrangement which would come into effect in 1998, with the "put and call" price to be $1 million or, at Elite's option, that number of shares of the Common Stock which resulted from dividing $1 million by the lower of $5.85 and the average closing price of such shares over the preceding ten trading days. The remaining eight ordinary shares continued to be subject to the existing put and call arrangements in 1999, except that the valuation would be made by the Company and the amount paid pursuant to the exercise of either the put or the call could not exceed $9,620,689 or be less than $6,689,655. See "-- Risk Factors -- Risks Involving the Company -- Technocom Minority Shareholders' Put Options."

     The success of Teleport-TP's business is very dependent upon the continuing support of Rostelecom. Rostelecom holds a 44% interest in Teleport-TP, and Mr. Oleg Belov, the general director of Rostelecom, is Rostelecom's representative on the Teleport-TP board of directors.

     Currently, Rostelecom is Teleport-TP's largest customer for its international network services, accounting for approximately 30% of total Teleport-TP revenues in 1998, as compared to 27% in 1997. As of December 31, 1998, Teleport-TP leased approximately 800 active circuits via Intelsat and Eutelsat to Rostelecom, pursuant, as to the Intelsat circuits, to a contract which was originally signed in December 1992 and is now automatically renewed for additional one year terms unless otherwise terminated by either party and, as to the Eutelsat circuits, to a ten-year contract which commenced in September 1995.

     Additionally, to date Rostelecom has supported all of Teleport-TP's plans (and related license applications) for the expansion of its "Satelink" network in Russia, even though Rostelecom is the principal provider of national and international long distance service in Russia, and thus in direct competition with Teleport-TP. Rostelecom's motivation appears to be its equity interest in Teleport-TP as well as the fact that Teleport-TP's network provides improved telecommunications links with areas of the Russian Federation which Rostelecom is unable to serve fully, or at all, and thus increases traffic utilizing Rostelecom's own network.

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

     Management

     Technocom is managed by a board of directors consisting of five members, three of whom are designated by the Company, with Plicom and Elite, Technocom's other shareholders, each nominating one member. The day-to-day management of Technocom is currently the responsibility of John Armley, who is the Chief Operating Officer of Technocom. Mr. Mark Klabin and Dr. Boris Antoniuk provide significant operational and oversight services to Technocom pursuant to consulting agreements. The Company has provided, and will continue to provide, logistical, engineering and project management support to the development of Teleport-TP's satellite-based long distance network, the costs associated with which are borne by Technocom.

     In connection with the Company's acquisition of the additional interests in Technocom in November 1997, Technocom entered into an amendment to its consulting agreement with Plicom (under which Plicom makes available the services of Mr. Klabin), amending and increasing the duties to be performed thereunder, increasing the annual fee payable thereunder from $100,000 to $200,000, providing for the payment of expenses reasonably incurred, and specifying that the agreement will terminate once the Company has acquired the remainder of Plicom's interest in Technocom. Technocom also entered into an amendment to its existing consulting agreement with Elite (under which Dr. Antoniuk's services are provided), increasing the annual fee from $108,333 to $158,333. Separately, both Mr. Klabin and Dr. Antoniuk have agreed not to compete with the Company in the field of telecommunications in the former Soviet Union both while they are directors of Technocom and for two years after they cease to be directors of Technocom.

     Michael Maltby became Chief Financial Officer of Technocom in February 1998. Prior to joining Technocom, he was the Finance Director of BELCEL. From 1995 to 1996, Mr. Maltby was a Financial Systems Accountant for Comstar in Moscow. Previously, he was a chartered accountant with Ernst & Young where he worked in the London, St. Petersburg and Moscow offices.

  ALTEL

     Ownership Structure

     The Company's 50% interest in ALTEL is held by WTC, a British Virgin Islands corporation and a wholly owned indirect subsidiary of the Company. The shares of WTC are held by the Company through NWE Cyprus. The other 50% interest in ALTEL is currently held by Kazakhtelekom, a joint stock company which is owned by the government of Kazakhstan and which operates the public telephone network in that country (the authority to operate such network having been recently confirmed by the grant to Kazakhtelekom of specific authority to act as the exclusive operator of the public network in Kazakhstan and as representative of the Kazakh government in international telecommunications matters). In May 1997, the Kazakh government announced that it had sold a 40% stake in Kazakhtelekom to Daewoo. However, in March 1998, it was reported that Daewoo had sold a portion of its stake (reported to be approximately 10% of Kazakhtelekom) to an unnamed third party. It was later confirmed that Daewoo had sold its entire stake in Kazakhtelekom to Kazcommertzbank, a commercial bank based in Kazakhstan. It is understood that the Kazakh government is seeking to sell a 15% stake in Kazakhtelekom to private investors.

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

     Under current Kazakh legislation, neither party is permitted to sell, assign, pledge or otherwise transfer its equity interest in ALTEL without first offering such interest to the other party

     ALTEL and Kazakhtelekom entered into an interconnection agreement pursuant to which Kazakhtelekom agreed to provide ALTEL with access to the public switched telephone network in Kazakhstan for the fifteen year term of ALTEL's current license free of charge (but subject to payment of certain charges to local operators for carriage and termination of calls from ALTEL's network). While there is no reason to suppose that Kazakhtelekom will not honor this commitment, the loss of, or any significant limitation on its access to the network could have a material adverse effect on the operations of ALTEL.

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

     It is not known what effect on ALTEL, or its license or business, the recent designation of Kazakhtelekom as the exclusive operator of the public network will have. In addition, Kazakhtelekom is a participant in one of the joint ventures which was recently granted a national GSM license in Kazakhstan and it remains unclear what impact this participation will have on ALTEL's business. All of these developments will present new uncertainties and challenges for ALTEL. See "-- Risk Factors -- Risks Involving ALTEL."

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

     Management

     ALTEL is currently managed by a board of directors consisting of six members, three designated by Kazakhtelekom and three by WTC. WTC designates the Chairman of the Board who has a casting vote in the event of a tie vote. At least four members of the board are required to approve any of the following actions: amendment of ALTEL's charter, dissolution, voluntary bankruptcy, approval of the annual budget, acquisition of assets or businesses in excess of $5 million or any disposition or transfer of the ALTEL license, other investments in excess of $1 million or incurring indebtedness in excess of $2 million. These arrangements cannot be changed without WTC's consent. Accordingly, while there may be some question about the enforceability of these arrangements, WTC believes that it has the ongoing ability to make all significant strategic, operating, financing and investing decisions on behalf of ALTEL through the arrangements described above, although it is not likely that it would choose to take action without the approval of Kazakhtelekom.

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

     The current officers are as follows:

Rex Power...............................    Co-Chief Executive Officer
Maxut Sauranbekov.......................    Co-Chief Executive Officer
Michael Leaver..........................    Chief Financial Officer
Natalia V. Sauranbekova.................    Chief Kazakh Financial Officer

     Rex Power joined ALTEL in June 1997. He is a registered chartered engineer and a registered European engineer. Prior to joining ALTEL, he worked for Cable & Wireless for over 30 years, mostly in overseas assignments, including management positions in Nigeria, Saudi Arabia and Macau. Additional positions with Cable & Wireless included Regional Business Manager for the Bermuda, Caribbean and Atlantic Islands Region and General Manager, Eastern Russia/Director, Special Projects in the Northeast Asia Region, Hong Kong and Japan.

     Maxut Sauranbekov became Co-Chief Executive Officer of ALTEL in June 1997. He joined ALTEL in October 1994 as Vice President for Marketing, Sales and Customer Service and then served as Vice President for Corporate Affairs. Prior to joining ALTEL, he worked for eight years in various other commercial and financial ventures.

     Michael Leaver joined ALTEL as Chief Financial Officer in April 1998. From 1995 until joining ALTEL, he was Deputy General Director of Uralwestcom, a cellular telephony operator in Yekaterinburg. Previously, Mr. Leaver was the Financial Director for Kiev Tetra Pak, a Ukrainian joint venture, for three years during its start-up phase.

     Natalia V. Sauranbekova has more than seven years experience in finance. For over three years, she was Financial Director at Kazryastechnika, which provided research and planning services for the KMOC, and prior to that she was an economist with a number of Kazakh government agencies. She is married to Mr. Maxut Sauranbekov, one of the two Co-Chief Executive Officers.

     Recent changes in applicable Kazakh legislation will require that the management arrangements described above will need to be revised. However, although it seems clear that the existing arrangements cannot be completely preserved in their present form, because of the imprecision in some of the drafting and also because of the lack of precedents due to the newness of the legislation, it is difficult to state to what extent these arrangements will need to be revised. In addition, ALTEL is actively exploring the option of converting to a different legal form which may permit the preservation of, if not all, at least a substantial portion of the management arrangements described above in their current form. ALTEL does not expect to resolve this issue before the middle of 1999.

     ALTEL entered into Consulting and Information Services Agreements with the Company and Kazakhtelekom, each dated January 1, 1998, pursuant to which such parties provide certain consulting, information, management services and personnel expertise to ALTEL. In consideration for these services, ALTEL pays consulting fees, in the case of the Company, of $25,000 per month plus 3.4% of ALTEL's gross revenues, and, in the case of Kazakhtelekom, of 300,000 Tenge per month plus 1% of ALTEL's gross revenues. These contracts are each for a one year term automatically renewable for successive one year periods unless terminated by either party.

RISK FACTORS

     This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to political, social and economic conditions in the countries of the former Soviet Union and the Commonwealth of Independent States, the commencement of certain programs and the proposed offering of certain services by the Company's operating subsidiaries, proposed changes in the Company's corporate structure and centers of operations and interpretations and actions of certain regulatory authorities, including in the United States, Russia, Kazakhstan and Belarus, as well as information contained elsewhere in this Report where statements are preceded by, followed by or include the words "believes," "expects," "anticipates" or similar expressions. For such statements the Company claims the protection of the safe harbor for forward-looking statements contained in the private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, those discussed elsewhere in this Report and in the documents incorporated herein by reference. Furthermore, this document constitutes a Year 2000 Readiness Disclosure Statement, and the statements herein are subject to the Year 2000 Information and Readiness Disclosure Act, and the Company hereby claims the protection of such Act for this document and all information contained herein.

  COUNTRY RISKS

     General. Foreign companies conducting operations through affiliates in the Russian Federation, Kazakhstan and Belarus face significant political, economic, currency, legal and social risks. For example, a report released February 20, 1997 by the United States Embassy in Moscow on the commercial environment in the Russian Federation listed the following general difficulties affecting trade and investment in the Russian Federation, most of which are also encountered in Kazakhstan and Belarus, and some or all of which could affect the ability of the Company or its operating businesses to conduct or realize income from their businesses:

     -  ownership disputes
     -  high taxes, and a frequently changing tax regime
     -  high operating costs
     -  lack of systematic and accessible credit information
     -  corruption and commercial crime
     -  financial illiquidity of many firms
     -  changing requirements from regulatory bodies
     -  lack of market information
     -  an infant commercial legal framework
     -  cultural and language differences
     -  infrastructure problems
     -  payments, arrears and frozen accounts
     -  frequent changes in governmental personnel

     Political Risks. Since the breakup of the Soviet Union, the political situation in the Russian Federation, Kazakhstan and Belarus has been characterized by uncertainty and instability.

     Russia. In the Russian Federation, there have been significant tensions between the executive and legislative branches of the government and efforts by the regions and autonomous republics of the Russian Federation to gain a greater degree of independence (the most dramatic example of which was the conflict in Chechnya). Lack of consensus between local and regional authorities and the federal government often results in the enactment of conflicting legislation at various levels and may result in political instability. This lack of consensus may have negative economic effects on the Company, which could be material to its operations.

     In addition, Communist and nationalist parties wield strong influence in the lower house of Parliament (the Duma) and have made gains in regional governorships which could result in a slow down or reversal of the development of a free market economy.

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

     There is also significant instability in the executive branch. Boris Yeltsin, President of the Russian Federation, has been unable because of ill-health to carry out the many and significant responsibilities of that office. Instead, he has increasingly delegated his responsibilities to ministerial appointees, while at the same time endeavoring to retain, and demonstrate, his continuing constitutional powers by making frequent changes in his appointments. All of this has served to create significant uncertainty, not only as to the policies his government will pursue, but also as to whether the government is likely to take any action to deal with the many significant problems which the Russian Federation faces.

     Additionally, he has announced that he will not run for re-election in 2000, which has set off a race between a number of candidates anxious to succeed him. The efforts of these other candidates to be elected as President, and the resulting change in leadership at that time, could result in additional political instability and also substantial changes in government policies. Any such matters could have a material adverse effect on the Company.

     Kazakhstan. The political situation in Kazakhstan is characterized by one-man rule by President Nursultan Nazarbayev who demonstrates considerable political power. While such concentration of power may at times be perceived as providing a stabilizing influence, it also increases the risk of nepotism, arbitrary decision-making and significant policy changes in the event of succession.

     Belarus. In Belarus, President Aleksandr Lukashenko essentially controls the organs of government. In addition, his rule is characterized by outside observers as autocratic because of a perceived lack of tolerance for opposition. In addition, President Lukashenko has made recent moves to re-unite Belarus with the Russian Federation, although it is unclear whether any such reunification will occur.

     Russian Economic and Political Turmoil. During 1998, there was considerable turmoil and uncertainty in the Russian financial markets, prompted in large part by a drop in commodity prices and economic problems in Russia, together with the crisis in the Asian financial markets which began in late 1997. These developments were accompanied by a substantial decline in the Russian stock market. These developments led the Russian government to raise interest rates significantly and to seek special assistance from the International Monetary Fund. In August 1998, the Russian government announced a substantial widening of the trading band in which the Russian Rouble would be permitted to float, together with a moratorium on certain foreign debt payments. Thereafter the Rouble dropped substantially in value and traded outside of the high end of the band, and the Russian government did not intervene to stop this trading, thereby effectively acquiescing to a major devaluation of the Rouble. In the latter part of 1998 and the first months of 1999, the Rouble has further declined in value and is expected to continue to decline in value during 1999, perhaps significantly.

     Also in August 1998 the Russian government announced a 90-day moratorium on debt repayments. This moratorium caused considerable difficulties for Russian banks and businesses with hard currency obligations, as well as significantly impairing the ability of such banks and businesses, as well as the Russian government itself, to access the Western capital markets. The difficulties experienced by the Russian banks in turn caused difficulties for their customers, as bank transfers and deposits were frozen in many cases. The Russian government itself has effectively defaulted on substantial amounts of its debt, and is engaged in negotiations with Western banks and institutions (which reach back several months) to restructure this indebtedness. Continuation of these conditions for any significant period of time could have serious long-term effects on the Russian economy. At the present time, it is impossible to predict whether or when any resolution of these problems is likely.

     Also in August 1998, the Russian government experienced a significant upheaval, with the dismissal of the reformist government led by Sergei Kiriyenko and its replacement by one led by the current Prime Minister Yevgeny Primakov. The current government has yet to propose a plan to address Russia's economic and financial difficulties, one result of which has been to cause the International Monetary Fund to delay further assistance to the Russian government. At the same time, the fact that President Boris Yeltsin appears to be playing a less active role in the day-to-day governing of the country, and the possibility that he may decide (as he is constitutionally permitted) to once more reshuffle his government, have created increased uncertainty about the future political situation in Russia, which in turn has created additional concern about the ability of the government to deal with the many problems currently afflicting the Russian economic system.

     At the present time, it is not possible to predict the complete effect of the continuing economic, financial and political difficulties in Russia, although they have made for a difficult business environment in Russia. Although demand for the Company's telecommunications services continued during the economic and banking crisis in the second half of 1998, the economic difficulties in Russia have adversely affected the Company's operating subsidiaries and the Company's consolidated results for the year ended December 31, 1998. As described in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's operating subsidiaries incurred a significant foreign exchange loss in 1998, together with decreased revenue growth and increased collections problems, and the Company expects that revenue growth and margins will remain under pressure, and that the average age of its receivables is likely to continue to grow as collections problems increase. The Company is not yet able to predict the effects of the ongoing difficulties on its results for 1999, but the continuing economic difficulties in Russia will likely continue to have an adverse effect on the Company in current and future reporting periods, and there can be no assurance that such adverse effects will not be material.

     Economic Risks -- Uncertain Pace of, and Difficulties Experienced in, Economic Reform; Reliance on Foreign Economic Aid. Until recently, the economies of the Russia Federation, Kazakhstan and Belarus were administered by the central authorities of the former Soviet Union. Following the collapse of those authorities and the command economy they managed, the governments of both the Russian Federation and Kazakhstan sought to implement policies designed to introduce free market economies into their respective countries. While these policies have met with some success, the economies of both the Russian Federation and Kazakhstan have been characterized by high unemployment, high rates of business failure, the deterioration of certain sectors of the economy, high government debt relative to gross domestic product and declining real wages. In both the Russian Federation and Kazakhstan real economic improvement has been limited to specific regions (the Moscow and St. Petersburg regions in Russia, and Almaty in Kazakhstan). The Russian Federation is still experiencing a lack of political consensus as to the scope, content and pace of free market reforms. No assurance can be given that policies to introduce or support a free market economy will continue to be implemented in either the Russian Federation or Kazakhstan, that these countries will remain receptive to foreign investment or that the economies of the Russia Federation or Kazakhstan will stabilize. The failure of any of these to occur could have a material adverse effect on the Company. In addition, the Russian Federation currently receives substantial financial assistance from several foreign governments and international organizations. To the extent any of this financial assistance is reduced or eliminated, economic development in the Russian Federation may be adversely affected, and any resulting difficulties in the Russian economy could have a material adverse effect on the Company.

     Conversely, while the Government of Belarus initially sought to introduce free market reforms, more recently the President has reversed this direction, so that the economy, while manifesting some free market characteristics, has essentially returned to a regime of centralized control. This has resulted in a declining economy, rampant inflation and falling standards of living. It is not possible to predict how, or when, these conditions may improve.

     -- Limited Experience with Free Market Economy. Russian, Kazakh and Belarus businesses have limited operating history in free market conditions and have had limited experience compared with Western companies with the entering into and performance of contractual obligations. Accordingly, as compared to Western companies, such businesses are often characterized by management that lacks experience in responding to changing market conditions and limited capital resources with which to develop their operations. In addition, the Russian Federation, Kazakhstan and Belarus have limited infrastructure to support a market system, and banks and other financial systems are not well developed or well regulated. Businesses therefore may experience difficulty in obtaining working capital facilities. Moreover, these countries' banking system have faced and may encounter in the future liquidity crises as well as other problems arising as a result of under-capitalization of the banking sector as a whole. The experiences gained from the financial and banking crisis in Russia in the last two quarters of 1998 demonstrate how fragile the Russian banking system is, and at the same time how dependent Western investors are on such system. Another general Russian banking crisis in particular could have a material adverse effect on the Company's operations and financial performance and on the ability of its customers to pay amounts due. While neither Kazakhstan nor Belarus have experienced a similar crisis, there is the potential for such a crisis in both countries and the effects of any such crisis would likely be as severe.

     Restrictions on Currency Conversion; Historical Volatility in Currency Prices. None of the Russian Rouble, the Kazakh Tenge or the Belarussian Ruble is convertible outside of their home countries.

     In Belarus, there are significant (and increasing) controls on currency conversion, including requirements that exports only be sold for hard currency which must then be converted into Belarussian Rubles at a low "official" rate of exchange. While there is some trading at the higher "unofficial" rates of exchange, the Belarussian Ruble is essentially inconvertible.

     In Russia and Kazakhstan, a market exists for the conversion of Roubles and Tenge into other currencies, but it is limited in size and is subject to rules limiting the purposes for which conversion may be effected. The history of trading in the Russian Rouble and Kazakh Tenge against the U.S. Dollar has been characterized by significant declines in value and considerable volatility, although the Russian Rouble and the Kazakh Tenge experienced relative stability against the U.S. dollar during 1996 and 1997. However, during 1998 and the early part of 1999, the Russian Rouble has been under considerable pressure and suffered substantial declines against the U.S. Dollar and other currencies. After remaining relatively stable during 1998, the Kazakh Tenge has started to weaken, reflecting concerns about the health of the country's economy. See
"-- Russian Economic and Political Turmoil."

     In general, PeterStar, ALTEL and, to a lesser extent, Teleport-TP post their tariffs in U.S. Dollars, and receive payment in local currency at the U.S. dollar exchange rate prevailing on the date of payment. These operating businesses face an exchange risk to the extent that they experience any difficulty in converting the local currency payment received into U.S. Dollars. In addition, they face a risk that the local currency weakens against the U.S. Dollar during the period between the customer instructing its bank to pay the operating business and the day the payment is actually received by the operating business. Historically, this time period has been short and the exchange risks arising from this particular issue have therefore been minimal. However, the Company's operating businesses experienced significant foreign exchange losses in the third and, to a lesser extent, fourth, quarter of 1998, due principally to delays in clearing payments within the Russian banking system.

     However, virtually all of Teleport-TP's Satelink tariffs are denominated in Russian Roubles, meaning that it is fully exposed to exchange losses with respect to revenues from the Satelink business, both in respect of the currency conversion problems described in the preceding paragraph and in respect of more dramatic loss of value (in U.S. Dollar terms) resulting from devaluation of the Russian Rouble. Currently, over 20% of its total revenues are derived from this business. Both the percentage and amount of revenues which are exposed to such foreign exchange losses are likely to grow as the Satelink business grows.

     All of these factors, and others, may serve to increase the Company's exposure to foreign exchange losses in the future, the effect of which cannot currently be predicted. No assurance can be given that the Company's operating businesses which bill in U.S. dollar equivalents will be able to continue to post their tariffs in U.S. Dollars and collect payments in local currencies in amounts determined by reference to the value of the U.S. Dollar, or that they will continue be able to process such payments without banking delays or to exchange local currencies for U.S. Dollars without significant difficulties, delays or costs.

     In addition, no assurance can be given, in respect of Belarus where government controls have made the currency essentially inconvertible, that the Company will be able to develop billing and payment strategies to deal with this situation.

     It is not practical or economical for the Company to hedge its exchange risks. See "Quantitative and Qualitative Disclosure About Market Risk." Any of these developments, in conjunction with further declines, or volatility, in the value of the Russian Rouble, the Belarussian Ruble or the Tenge against the U.S. Dollar, could have a material adverse effect on the Company. See also "-- Risks Involving the Company -- Currency Controls."

     Legal Risks -- Underdeveloped Legal System. The Russia Federation, Kazakhstan and Belarus lack fully developed legal systems. Russian, Kazakh and Belarussian law is evolving rapidly and in ways that may not always coincide with market developments, resulting in ambiguities, inconsistencies and anomalies, and ultimately in investment risk that would not exist in more developed legal systems. Furthermore, effective redress in Russian, Kazakh and Belarussian courts in respect of a breach of law or regulation, or in an ownership dispute, may be difficult to obtain.

     Risks associated with the Russian, Kazakh and Belarussian legal systems include: (i) the untested nature of the independence of the judiciary and its immunity from economic, political or nationalistic influences; (ii) the relative inexperience of judges and courts in commercial dispute resolution, and generally in interpreting legal norms; (iii) inconsistencies among laws, presidential decrees and governmental and ministerial orders and resolutions;
(iv) often times conflicting local, regional and national laws, rules and regulations; (v) the lack of judicial or administrative guidance on interpreting the applicable rules; (vi) retroactive changes in laws and regulations; and
(vii) a high degree of discretion on the part of government authorities and arbitrary decision-making which increases, among other things, the risk of property expropriation. The result has been considerable legal confusion, particularly in areas such as company law, property, commercial and contract law, securities law, foreign trade and investment law and tax law. No assurance can be given that the uncertainties associated with the existing and future laws and regulations of the Russian Federation, Kazakhstan or Belarus will not have a material adverse effect on the Company. In addition, there is no guarantee that a foreign investor would obtain effective redress in any court. No treaty exists between the United States and the Russian Federation, Kazakhstan or Belarus for the reciprocal enforcement of foreign court judgments.

     Furthermore, the relative infancy of business and legal cultures in the Russia Federation, Kazakhstan and Belarus are reflected in the inadequate commitment of local business people, government officials, agencies and the judicial system to honor legal rights and agreements, and generally to uphold the rule of law. Accordingly, the Company may, from time to time, confront threats of, or actual, arbitrary or illegal revision or cancellation of its licenses and agreements, and face uncertainty or delays in obtaining legal redress, any of which could have a material adverse effect on the Company.

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

     The Company believes that the applicable legislation in Kazakhstan and Belarus does not contain any similar provisions.

     -- Limited Protection of Minority Shareholders. Russian laws regulating ownership, control and corporate governance of Russian companies may, in some cases, provide limited protection to shareholders, particularly minority shareholders. Disclosure and reporting requirements, and anti-fraud and insider trading legislation have only recently been enacted and most Russian companies and managers are not accustomed to such restrictions on their activities. The concept of fiduciary duties on the part of management or directors to their companies or shareholders is also new and is not well developed. See "-- Risks Involving the Company -- Potential Conflicts of Interest." Additionally, procedural protections to which U.S. shareholders are accustomed, such as contingent fee arrangements or the ability to bring class actions, are as yet still unknown in Russia.

     The concept of minority shareholder rights has not yet been tested in Kazakhstan or Belarus, and it is therefore difficult to predict how a court confronted with the issue would rule.

     Social Risks. The political and economic changes in the Russian Federation, Kazakhstan and Belarus since the break up of the former Soviet Union have resulted in significant social dislocations, as existing governing structures have collapsed and new ones are only beginning to take shape. The resulting broad decline in the standard of living has often resulted in substantial political pressure on the government to slow or even reverse the economic policies currently being pursued. In addition, such decline in the standard of living has led in the past, and could lead in the future, to labor and social unrest. Such labor and social unrest may have political, social and economic consequences, such as increased support for a renewal of centralized authority, increased nationalism (with restrictions on foreign investment in the Russian, Kazakh or Belarussian economy) and increased violence, any of which could have a material adverse effect on the Company.

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

     Official Data Reliability. The official data published by Russian federal, regional and local governments and federal agencies, and by the Kazakh and Belarussian governments and their respective agencies, are substantially less complete or reliable than those of Western countries, and there can be no assurance that the official sources from which certain of the information set forth herein has been drawn are reliable. Official statistics may also be produced on different bases than those used in Western countries. Any discussion of matters relating to the Russian Federation, Kazakhstan or Belarus herein must therefore be subject to uncertainty due to concerns about the completeness or reliability of available official and public information.

  RISKS INVOLVING THE COMPANY

     History of Losses. The Company has reported net losses during each of its years of operations and there can be no assurance that the Company will be able to generate profits in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Repayment of Travelers Financing. The Company is currently obligated to pay the Travelers Parties the sum of $13,420,000 on or before April 30, 1999. See "Recent Developments -- Travelers Financing." This obligation came due on December 31, 1998 and the Travelers Parties deferred payment on that date, and have further deferred the date for payment on a number of dates following, in order to allow the Company time in order to arrange for its payment. While management of the Company believes that, as long as progress towards settlement of such obligations is being made, the Travelers Parties will be willing to agree to additional payment deferrals, there can be no assurance that they will do so, or that they will not demand payment in full of the Series A and Series B Notes. Failure on the part of the Company to make payment in full would constitute an Event of Default under the Series A and Series B Notes, entitling the Travelers Parties to exercise their rights and remedies under the Revolving Credit Agreement. In addition, the occurrence of such an Event of Default would trigger the cross-default provisions contained in the Indentures governing the Senior Notes and the Convertible Notes. In the latter case, the holders of those Notes would be entitled to accelerate those Notes and demand their payment in full. If such an event was to occur, and the Company was unable to reach some accommodation with the holders of the Senior and Convertible Notes and the Travelers Parties, the Company would have to resort to extraordinary measures, including making sales of assets under distressed conditions or ultimately seeking the protection of the bankruptcy courts.

     Technocom Minority Shareholders' Put Options. The Company has a put and call agreement with Plicom under which Plicom has the right after June 30, 1999 to require the Company to acquire its remaining 14.57% holding in Technocom, and the Company has the right to require Plicom to sell such holding, for a purchase price of $17.5 million. The Company has a further put and call option agreement with Elite under which Elite has: (i) the right after June 30, 1998 to require the Company to acquire 2 of its remaining shares in Technocom, and the Company has the right to require Elite to sell such shares, for a purchase price of $1 million or, at Elite's option, that number of shares of Common Stock which results from dividing $1 million by the lower of $5.85 and the average closing price of such shares over the preceding ten trading days; and (ii) the further right after June 30, 1999 to require the Company to acquire its 8 remaining shares in Technocom, and the Company has the right to require Elite to sell such shares, for a purchase price based on the Company's valuation of Technocom, but which in all events will not be less than $6,689,655 nor more than $9,620,689. The Company currently does not anticipate having sufficient funds on hand to meet its repurchase obligations in the event that either Plicom or Elite was to exercise its rights to put its shares to the Company after June 30, 1999. The Company is engaged in efforts to address this, including arranging for alternate financing or, in lieu of such financing, reaching some accommodation with the minority shareholders regarding their put options. In the event that no additional financing can be arranged nor any alternate accommodation reached and either party exercises its rights to put its shares to the Company for cash, the Company would have to resort to extraordinary measures, including making sales of assets under distressed conditions or ultimately seeking the protection of the bankruptcy courts.

     Year 2000. While the Company believes that it should not encounter material problems as a result of its own equipment not being Year 2000 compliant, its businesses may encounter disruptions in service as a result of noncompliance on the part of other traffic carriers, particularly those in Russia and other C.I.S. countries on which they are dependent for the completion of their calls. The Company believes that the Year 2000 compliance of the Russian and other C.I.S. parties with which the Company's operating businesses interact appears to be substantially behind that of Western parties, and that it is unlikely that those parties will be able to become fully Year 2000 compliant, given the limited amount of time left for this, and the severe funding constraints faced by those parties. Additionally, the Russian government has recently announced, in response to the Kosovo crisis, an intention to limit its cooperation in efforts to deal with potential Year 2000 problems. Accordingly, there is a significant risk that the Company's operating businesses may experience disruptions in their operations as a result of their C.I.S. interconnect partners not being able to complete calls or pass traffic to those businesses. Additionally, the billing systems of those interconnect partners may also be disrupted, resulting in those partners being unable to make timely settlements with the Company's operating businesses. All of these items have the potential to adversely impact the operations of its operating subsidiaries, and such adverse impact, on both the businesses of such subsidiaries and the Company's own financial results, may be material. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Issues."

     Capital Requirements. Assuming the Company is able to resolve the issues related to the Travelers financing and the Technocom minority shareholders' put options (see "-- Repayment of Travelers Financing" and "-- Technocom Minority Shareholders' Put Options"), the Company will continue to have capital requirements in three main areas.

     -- Capital Expenditures and Working Capital for Operating Businesses. The Company has to provide for the capital expenditures and working capital needs of its operating businesses until such time as such operating businesses become self-sustaining. To date, only ALTEL has achieved that position. The Company has significant cash; however, the bulk of this (representing proceeds of the Senior Notes) is being held in escrow and can only be released from escrow upon compliance with certain conditions. Those conditions include a specific requirement that the funds be used solely to acquire assets for use in a telecommunications business. This requirement means, among other things, that these funds cannot be used for the working capital needs of the operating businesses, or to pay for civil engineering and related works required in connection with the installation of telecommunications networks. In addition, the Company has found compliance with the conditions for release of funds burdensome, in that it is time consuming and expensive.

     -- Acquisitions and Other Business Development. The Company needs funds to acquire and/or develop new businesses. Again, the funds in escrow can only be used for this to the extent that equipment is being purchased; start up costs and working capital have to be met out of other Company funds.

     -- Payment of Principal and Interest on Outstanding Indebtedness. The Company has significant debt service requirements. In addition to its need to repay $13,420,000 due under the Series A and Series B Notes to the Travelers Parties as described above, the Company is obligated under the Senior Notes and the Convertible Notes issued in June 1996. These Notes accreted until December 1, 1998, when interest on the full accreted value became payable annually thereafter in cash. Until May 31, 1998 these Notes accreted at the rate of 14% per annum. As a result of the Company not raising $20,000,000 in additional equity by May 31, 1998, as of June 1, 1998 they commenced to accrete at 14.5% per annum. As of December 1, 1998, the accreted value of the Senior Notes on the Company's balance sheet was $112.9 million. The first semi-annual payment of interest in cash, due June 1, 1999, will be at least $8.9 million. The exact amount of the semi-annual interest payment will depend on the interest rate then payable. The Senior Notes come due in full on June 1, 2004. The Convertible Notes (in the principal amount of $26,500,000) come due on June 1, 2006, and bear interest, payable semi-annually in cash, at the rate of 9% per year.

     The Travelers Parties have reserved their rights to claim Default Warrants with an exercise price of $0.01 per share, and also to claim that the exercise price of the Travelers Warrants and the Additional Warrants has been reset from $8.65 to $0.01. See "Business -- Recent Developments -- Travelers Financing." The issuance of the Default Warrants could result in the issuance of a substantial number of additional shares of Common Stock upon their exercise. In addition, any adjustment of the exercise price on the Travelers Warrants and the Additional Warrants would result in the issuance of the shares of Common Stock at a significant discount, resulting in substantial dilution to the holders of the Company's Common Stock.

     The Company also faces significant structural challenges in generating the cash required to meet its obligations with respect to its indebtedness. See
"-- Holding Company Structure; Barriers to Realizing Cash from Subsidiaries."

     Possible Effects of Insufficient Capital Resources. In addition to the special issues raised by the Travelers financing and the Technocom minority shareholders' put options (see "--Repayment of Travelers Financing" and "-- Technocom Minority Shareholders' Put Options"), the need to meet its capital requirements may necessitate the Company raising funds in a public or private equity or debt offering. If the Company is required to conduct such an offering, its ability to do so on acceptable terms, if at all, will be affected by several factors, including financial market conditions and the value and performance of the Company at the time of such offering or refinancing, which in turn may be affected by many factors, including economic and industry cycles. There can be no assurance that such an offering can or will be completed on satisfactory terms.

     Failure to generate sufficient funds for its capital requirements in the future, whether from operations or additional debt or equity financing, or difficulties encountered in providing capital to its operating businesses, may require the Company to delay or abandon some or all of its anticipated expenditures and expansions, or in an extreme case to sell some or all of its assets, any of which could have a material adverse effect upon the growth of the Company's businesses and on the Company.

     Also, failure to generate funds for its capital requirements in a timely manner could lead to the Company defaulting under equipment purchase contracts, which could lead to the loss of important equipment, or under the indebtedness referred to above, which could result in acceleration and actions by the holders of such indebtedness to realize upon guarantees and other security for such indebtedness. Any of such events could have a material adverse impact upon the Company and its shareholders.

     Limitations on Activities Imposed by Indentures and Revolving Credit Agreement. The Indentures pursuant to which the Senior Notes and the Convertible Notes were issued were issued in the June 1996 Placement, and the Revolving Credit Agreement pursuant to which the Revolving Credit Notes were issued in November 1997, contain covenants which impose substantial restrictions upon activities in which the Company may wish to engage. These covenants also cover the activities of the Company's "Restricted Subsidiaries", meaning companies in which the Company has directly or indirectly a greater than 50% interest (but specifically including ALTEL). These covenants, which in many cases are extremely complex, include restrictions upon the types, amounts and terms of indebtedness which may be incurred (including the giving of guarantees) and of the security which may be given for such indebtedness, restrictions upon payment of dividends (other than by subsidiaries to the Company), bars on additional investments other than those falling within relatively narrow exceptions (such as investments in wholly-owned subsidiaries, or to increase the size of the Company's interest in a subsidiary), limits on sale-leaseback transactions or the issuance of preferred stock, restrictions on transactions with affiliates unless certain conditions are met, and the requirement that sales of assets be made for 75% cash proceeds and all of the proceeds be re-invested within one year or used to pay indebtedness. In addition, as a result of the Company not having raised $20,000,000 in additional equity by May 31, 1998, under the terms of the Revolving Credit Notes, the Company is not permitted, until such equity is raised, to make any unscheduled debt repayments or to make any capital expenditures (or fund any subsidiary's capital expenditures) other than out of the proceeds of the Senior Notes being held in escrow. These covenants impose substantial restraints upon the ability of the Company and its subsidiaries to conduct their respective businesses, and upon their capacity to engage freely in transactions which may be beneficial or to respond timely to opportunities they may encounter and, to this extent, could affect the growth and development of these companies. Additionally, their breadth and complexity raises the possibility that the Company or a subsidiary may inadvertently breach a covenant, thereby triggering a default and possible acceleration of the indebtedness. While the Company may endeavor to obtain waivers of particular covenants or of possible breaches thereof, that procedure is cumbersome and slow and not conducive to prompt decision making. Finally, the requirement that the Company only access the funds in escrow may impact its ability to respond promptly to its subsidiaries' capital expenditure needs. See "-- Capital Requirements."

     Effect of Substantial Leverage. As of December 31, 1998, the Company had $151.8 million of consolidated long-term debt and shareholders' equity of $124.9 million.

     In addition to the special issues raised by the Travelers financing and the Technocom minority shareholders' put options (see "-- Repayment of Travelers Financing" and "-- Technocom Minority Shareholders' Put Options"), the substantial degree to which the Company is leveraged could have important consequences including, but not limited to, the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be limited; (ii) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of interest on, and the principal of, its debt;
(iii) the agreements governing the Company's indebtedness contain certain restrictive financial and operating covenants which could limit the Company's ability to compete and expand; and (iv) the Company's substantial leverage may make it more vulnerable to economic downturns, limit its ability to withstand competitive pressures and reduce its flexibility in responding to changing business and economic conditions. Certain of the Company's competitors currently operate on a less leveraged basis and have significantly greater operating and financial flexibility than the Company.

     Holding Company Structure; Barriers to Realizing Cash from
Subsidiaries. As a holding company that conducts virtually all of its business through subsidiaries, the Company has essentially no source of cash other than distributions and other payments from its subsidiaries. In order to pay cash interest on the Senior Notes, the Convertible Notes and the Revolving Credit Notes or the principal amount of the Notes and the Revolving

Credit Notes at maturity, or to redeem or repurchase the Notes or the Revolving Credit Notes, or to fund its working capital requirements, the Company will be required to obtain the necessary cash from its subsidiaries. As set forth hereinafter, there may be a number of legal and other hurdles to be overcome in connection with obtaining such cash from its subsidiaries.

     The ability of the Company's subsidiaries to make payments to the Company may be constrained by: (i) their own ability to generate sufficient cash from their operations; (ii) the level of taxation, particularly corporate profits and withholding taxes, in the jurisdictions in which they operate; (iii) exchange controls and repatriation restrictions in effect in the jurisdictions in which they operate; and (iv) the ownership interests of other investors in the Company's subsidiaries.

     Taxation. Taxes payable by Russian, Kazakh and Belarussian companies are substantial and include value-added taxes ("VAT"), excise taxes, export taxes and income taxes. The tax risks of investing in the Russian Federation, Kazakhstan and Belarus can be substantial. Obtaining the benefits of any relevant tax treaties can be extremely difficult due to the documentary and other requirements imposed by the Russian, Kazakh and Belarussian authorities and, in the case of Russia and Kazakhstan, the unfamiliarity of those administering the tax system with the international tax treaty system or their unwillingness to recognize the treaty system, while in the case of Belarus, its very status under the tax treaties to which it may be a party remains very unclear. For example, a recent instruction issued by the Russian State Tax Service mandates full withholding regardless of tax treaty status and requires the recipient to seek to obtain a refund for withholding in excess of treaty amounts. The need to deal with these issues may negate or impair tax planning initiatives undertaken by the Company to reduce its and its subsidiaries' overall tax obligations. Furthermore, the taxation systems in the Russian Federation, Kazakhstan and Belarus are at an early stage of development and are subject to varying interpretations, frequent changes and inconsistent and arbitrary enforcement at the federal, regional and local levels. In certain instances, new taxes and tax regulations have been given retroactive effect.

     Currency Controls -- Risks of Changing Regulatory and Administrative Environment. Belarus currently effectively prevents the making of all payments in hard currency and the repatriation of capital and profits. While applicable legislation in both the Russian Federation and Kazakhstan currently permits the repatriation of profits and capital and the making of other payments in hard currency, the ability of the Company to repatriate such profits and capital and to make such other payments is dependent upon the continuation of the existing legal regimes for currency control and foreign investment, administrative policies and practices in the enforcement of such legal regimes and the availability of foreign exchange in sufficient quantities in those countries.

     The Company's ability to repatriate distributions and other payments in hard currency will be dependent upon the continued ability of the Company's operating subsidiaries, where applicable, to bill their customers in U.S. Dollars or the equivalent amount of local currency, as well as their ability to freely exchange local currency receipts into U.S. Dollars. See "-- Country Risks -- Restrictions on Currency Conversion; Historical Volatility in Currency Prices." There can be no assurance that, because of future changes in Russian and Kazakh currency regulations, the Company's ability to fully and/or on a timely basis realize benefits from its operations in the Russian Federation and Kazakhstan through the receipt of hard currency payments will continue.

     In respect of Belarus, the Company is unlikely to be able to repatriate other than incidental amounts of funds from BELCEL because of exchange control restrictions, and the further fact that the Belarussian Ruble is effectively inconvertible.

     -- Currency Licensing Requirements. Under current currency regulations in the Russian Federation and Kazakhstan, while there do not appear to be additional administrative requirements for the payment of dividends or interest on debt, until January 1999, specific licenses from both the Central Bank and the National Bank of Kazakhstan were required for the making of equipment lease payments to a foreign lessor and for repayments of principal on debt with a term of more than 180 days. As of January 1999, the Central Bank required licenses for any such obligations with a term of more than 90 days. Failure to obtain such currency licenses where required can result in the imposition of fines and penalties. While the requirements for obtaining such licenses largely involve the production of documentation, not only are the documentary requirements themselves burdensome, but there can be no assurance that the entity granting the licenses may not impose additional, substantive requirements for the grant of a license or deny a request for a license on an arbitrary basis. See "-- Country Risks -- Legal
Risks -- Underdeveloped Legal System." Furthermore, the time typically taken by the Central Bank and the National Bank of Kazakhstan to issue such licenses can be lengthy. In the case of the Central Bank, delays of up to one year or more in the issuance of licenses have not been uncommon. The failure of the Company to obtain, or any significant delay in the issuance of, such licenses could substantially delay the time at which the Company may receive payments under such leases. To address this problem, and based on the Company's belief that currency licenses are presently not required in the Russian Federation for payments under installment sales contracts, the Company has now commenced providing equipment to its operating businesses on an installment sales basis rather than through leasing and, as a result of the Consent Solicitation, the Indentures were amended to permit the Company to do this. However, there is no assurance that the Central Bank or other relevant Russian entity will not construe the applicable currency legislation as requiring licenses for installment sales as well as leases. Failure to obtain currency licenses, where required, can result in the imposition of fines and penalties, significant delays in delivering equipment to the Company's operating businesses and resulting difficulties in generating cash flows from the Company's operating businesses in the Russian Federation.

     Finally, the Company's ability to repatriate distributions and other payments in hard currency will be dependent upon the continued ability of the Company's operating subsidiaries in Russia and Kazakhstan to bill their customers in the U.S. dollars or the equivalent amount of local currency, as well as their ability to exchange freely local currency receipts into U.S. dollars. There can be no assurance that, because of changes in Russian and Kazakh currency regulations, and/or because of a recurrence of the financial, banking and currency crises which afflicted the Russian Federation in the latter part of 1998, the Company's ability to fully and/or on a timely basis realize benefits from its operations in the Russian Federation and Kazakhstan through the receipt of hard currency payments will continue. The Company does not anticipate being able to receive distributions from BELCEL due to the fact that the Belarussian Ruble is effectively inconvertible.

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

     Anti-Monopoly Committee Approval. Under Russian anti-monopoly legislation, transactions which potentially influence competition in the Russian Federation are subject to the disclosure to and/or prior consent of the Russian Anti-Monopoly Committee. The Anti-Monopoly Committee generally has wide discretion to approve or disapprove transactions falling within the scope of its authority, though in practice transactions are rarely challenged. The time typically required by the Anti-Monopoly Committee to review a proposed transaction varies between three and four months. Failure to obtain prior consent may constitute grounds for the Anti-Monopoly Committee to seek a court decision declaring the relevant transaction null and void. In particular, transactions (including rental or lease transactions) which involve the acquisition of more than 20% of a Russian company's stock or the transfer of assets amounting to more than 10% of the assets of a transferor to a transferee, are subject to prior consent of the Anti-Monopoly Committee.

     This requirement on its face applies to companies leasing assets to other companies, such as Technocom, PLDCA and PLD Leasing, which would therefore need to obtain such consent before leasing equipment to the Company's operating subsidiaries. While the Company has been advised that such requirement should not apply to such arrangements, there can be no assurance that the Anti-Monopoly Committee will concur and accordingly that the Anti-Monopoly Committee will not require such consent. Although the Company does not believe that equipment leases could have an anti-competitive effect in the Russian Federation, no assurance can be given that consent from the Anti-Monopoly Committee will be granted. The refusal of the Anti-Monopoly Committee to give consent to any equipment leases could have a material adverse effect upon the Company.

     Absence of Complete Control; Dependence on Local Partners. The Company's principal assets are its interests in its operating subsidiaries. The Company holds a 71% ordinary share interest in PeterStar and a 50% interest in ALTEL. The Company also has a 80.4% interest in Technocom, which in turn currently has a 49.33% direct and indirect beneficial economic interest (56.0% voting interest) in Teleport-TP and a 49% interest in MTR-Sviaz. Finally, the Company holds a 50% ordinary share interest in BELCEL. While the Company may have the ability, in the case of PeterStar, ALTEL, BELCEL and Teleport-TP, to direct the operations or determine the strategies of such subsidiaries under the terms of their respective constituent documents, the enforceability of some of the Company's rights is uncertain. See "-- Country Risks -- Legal Risks." Further, the other shareholders may, as a practical matter, be able to impede the Company's ability to exercise effective control. In addition, the Company would be unlikely to take significant initiatives without the approval, in the case of PeterStar, of Telecominvest and PTN; in the case of ALTEL, of Kazakhtelekom; in the case of BELCEL, of the Minsk Regional Telephone Network and the Minsk City Telephone Network; and, in the case of Teleport-TP, of Rostelecom. See
"-- Ownership and Management of Operating Subsidiaries." Certain of the Company's operating subsidiaries are dependent on continued access, on favorable terms, to the facilities of certain of the Company's partners, and this may adversely affect the Company's ability to rely on its legal rights to influence the conduct of the business of its operating subsidiaries. In summary, the absence of complete legal control by the Company over the operations of PeterStar, ALTEL, Teleport-TP and BELCEL, coupled with the dependence of these ventures on continued access to the facilities of the Company's partners, could have a material adverse effect on the Company. Finally, PeterStar, Technocom, Teleport-TP and ALTEL are all restricted subsidiaries under the Senior Note Indenture and the Convertible Note Indenture, and the Company is required by the terms of such indentures not to permit its restricted subsidiaries to violate the various covenants contained in such Indentures. See "-- Limitations on Activities Imposed by Indentures and Revolving Credit Agreement." There can be no assurance that the Company will always be in a position to comply with this obligation, and its failure to do so could cause a default under the Senior Note Indenture or the Convertible Note Indenture.

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

     Dependence on Key Management. The Company's various operating businesses are managed by a small number of key management personnel, both expatriate and local. The Company generally is not in a position unilaterally to appoint local managers, which must usually be done in conjunction with its local partner, so that the Company is not able to ensure the continued availability of any given individual's services. While all expatriates are employed under employment agreements by a subsidiary of the Company, no assurance can be given that their services or the services of these other key individuals will continue to be available to the Company's operating subsidiaries. In addition, the Company is dependent on its core management team of James Hatt, Simon Edwards and Ian Armour, as well as Peter Owen Edmunds, who heads the Company's representative office in St. Petersburg. Neither the Company nor its operating subsidiaries carry "key-man" insurance with respect to these individuals. The Company could be materially and adversely affected if any key management personnel should cease to be active for any reason in the management at the corporate and/or operating subsidiary level.

     Competition. The Company is developing and operating its businesses in highly competitive environments. A number of companies compete with the Company's operating businesses, many of which have access to greater financial and technical resources than the Company. There can be no assurance that the Company will be able to overcome successfully the competitive pressures to which it is subject, both in the markets in which it currently operates and in markets into which it might expand. Furthermore, in many instances the Company's partners in its operating businesses are also potential -- and in some cases actual -- competitors. For example, PTN has recently completed the installation of a fiber optic network in St. Petersburg which, when fully operational, will improve call completion rates on the PTN network and could provide a serious alternative to PeterStar's network and permit PTN to compete more effectively for business in St. Petersburg. In addition, while Rostelecom appears to be generally supportive of the development of Teleport-TP's long distance network, such network is in direct competition with the national long distance network operated by Rostelecom, and there can be no assurance that Rostelecom will continue to support the development of Teleport-TP's network. Similarly, ALTEL's cellular network in Kazakhstan could be seen as being in competition with the national network operated by Kazakhtelekom. ALTEL also faces substantial competition from operators which were recently awarded GSM licenses in Kazakhstan, one of which is a consortium which includes Kazakhtelekom. Similarly, the Belarussian government has recently announced plans to award additional cellular licenses. At this time it is unclear what impact the consolidation of the Russian government's holdings in Sviazinvest and Rostelecom and the sale of significant stakes in Sviazinvest to Russian and foreign investors will have on the Russian telecommunications market in general and the Company in particular.

     Potential Conflicts of Interest. Each of the Company's principal partners in PeterStar, ALTEL and Teleport-TP have interests that may conflict with those of the Company.

     PTN, which holds its interest in PeterStar through Telecominvest and is the main provider of basic telephony services in St. Petersburg, already competes to some degree with PeterStar for customers and may increasingly become a substantial competitor with the eventual upgrading of its telecommunications network. Kazakhtelekom, the public switched telephone network operator and the Company's partner in ALTEL, may be a significant competitor for ALTEL's cellular operations when it improves the telephony services it provides in Kazakhstan by upgrading its fixed wire telecommunications network. In addition, Kazakhtelekom is a participant in one of the joint ventures which was recently awarded a national GSM license in Kazakhstan. Rostelecom, the Russian telecommunications company that is Technocom's principal partner in the Teleport-TP venture, competes with Teleport-TP, both directly and indirectly through joint ventures with other international companies in the provision of telephony and related services Finally, certain directors of the Company's operating subsidiaries also act as directors or officers of its partners in the Russian Federation and Kazakhstan.

     In light of these competing interests, and, in particular, the extent of the legal and practical control that the Company's partners have over the affairs of the Company and its operating subsidiaries, any or all of the companies named above may use their influence, through the directors they appoint to the boards of the Company and its operating subsidiaries or otherwise, to benefit themselves or other businesses in which they have an interest at the expense of the Company and its operating subsidiaries, subject to such limited fiduciary duties as they may have under applicable law. Moreover, such persons are not obliged (except for such obligations as they may have under applicable law) to allocate to the Company and its operating businesses corporate opportunities of which they become aware through the directors referred to above or otherwise. No assurance can be given that the fiduciary duty and corporate opportunity doctrines that exist under United States law will provide adequate protections to the Company's shareholders against the pursuit of such conflicting interests. Kazakh and Belarussian law currently provide no protection in this regard and, while Russian corporate law has recently introduced the concept of the fiduciary duties of corporate officers and directors, the law is too new for any prediction to be made as to how much protection it will, in fact, provide. The pursuit of conflicting interests by the persons referred to above could have a material adverse effect on the Company.

     Impact of Auction of Stakes in Sviazinvest on the Company and the Telecommunications Market in Russia. In 1997, it was reported that, notwithstanding its previously announced plans to have Sviazinvest compete with Rostelecom, the Russian government had consolidated its telecommunications holdings in Sviazinvest and Rostelecom by transferring its shareholding in Rostelecom (38% of the common stock, and 51% of the voting stock) to Sviazinvest. The balance of the shares in Rostelecom remain in the hands of private investors. In April 1997, the government announced that it was seeking to sell 49% of Sviazinvest in two auctions, one as to a 25% stake open to Russian and foreign investors and the other as to a 24% stake open only to Russian investors. In July 1997, the government announced that the 25% stake had been sold to a consortium which included Oneximbank and Renaissance Capital, for a purchase price of $1.875 billion. Following this auction, the Russian government announced its intention to increase the size of the other stake being sold to 25% minus two shares. The schedule for the sale of the second stake has been delayed following the August 1998 financial crisis, and the structure of any such sale (including whether foreign participation will be permitted) has not been announced. While it is not yet clear how the proceeds of this sale will be employed, it is understood that the government wishes to have a substantial part, if not all, of the proceeds allocated to its current budget deficit. Prior to the August 1998 crisis, Sviazinvest had announced plans to raise $400 million through a Eurobond offering in 1998, but that offering was also delayed as a result of the Russian financial crisis. In light of all of the foregoing, it is unclear what impact the consolidation of the government's telecommunications holdings and the auction of significant stakes in Sviazinvest will have on the Russian telecommunications market in general and the Company in particular.

     Regulatory Uncertainties. The Company's operating businesses operate in uncertain regulatory environments. The Russian telecommunications system is currently regulated by the RFCTI, the Kazakh telecommunications system is currently regulated by the KMOC and the Belarussian telecommunications system is currently regulated by the Belarus Ministry of Posts, Telecommunications and Informatics, largely through the issuance of licenses. Despite the 1995 enactment of the Telecommunications Law in Russia, considerable uncertainty still exists as to the application and interpretation of many of its terms. There is currently no comprehensive legal framework with respect to the provision of telecommunications services in Kazakhstan or Belarus, although a number of laws, decrees and regulations govern or affect the telecommunications sector. Further, the recently announced appointment of Kazakhtelekom as the exclusive operator of the public telephone network in Kazakhstan and/or the participation of Kazakhtelekom in one of the joint ventures recently granted a national GSM license in Kazakhstan, may lead to restructuring of the telecommunications sector in Kazakhstan, the effects of which are difficult to predict at the present time.

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

     Furthermore, the introduction of regulation of tariffs, or any other type of regulation, could have far-reaching, and potentially materially adverse, effects on the Company. In particular, there is considerable uncertainty as to what impact the transfer of authority to regulate local tariffs to Regional Committees will have on local tariffs in Russian. See "Telecommunications in the Former Soviet Union -- Telecommunications in the Russian Federation."

     Limitations on Ability to Transfer Interests. The terms of the PeterStar, BELCEL and ALTEL shareholder and joint venture agreements, and the terms of the shareholder and joint venture agreements relating to Teleport-TP and MTR-Sviaz, impose restrictions on the Company's ability to transfer its interests in such companies and give the other shareholders in such companies certain pre-emptive and other similar rights. It is likely that the Company's ability to transfer its interests in other future investments will be similarly limited. The restrictions on, and other provisions relating to the sale of these interests, and the lack of liquidity in the market for interests the Company now holds or may acquire, may impede their resale by the Company. While it may be possible to arrange for negotiated sales with one or more buyers, the Company may not be able to realize value from these interests, or acceptable terms, in a timely manner or at all.

     Management of Growth. The Company is at a relatively early stage of development and has experienced, and may continue to experience, rapid growth resulting from the continued development of PeterStar, ALTEL, Teleport-TP and its other operating businesses. The Company's future growth will require the Company to manage its expanding operations and to adapt its operational systems to respond to changes in the business environment. The expansion of the Company's operations has placed and will continue to place significant demands on the Company and its management to improve the Company's operational, financial and management information systems, to develop further the management skills of the Company's managers and supervisors and to continue to train, motivate and effectively manage the Company's employees. The failure of the Company to manage its growth effectively could have a material adverse effect on the Company.

  RISKS INVOLVING PETERSTAR COMPANY LIMITED AND BALTIC COMMUNICATIONS LIMITED

     Limited Operating History. PeterStar was formed in May 1992 and started operating a modern digital telephone exchange network in St. Petersburg in February 1993. BCL, which was acquired by the Company in April 1996, was also formed in 1992 to provide international direct dial and private line services for foreign companies in St. Petersburg. While both PeterStar and BCL generated profits in the years ended December 31, 1997 and 1998, in view of their limited operating history there can be no assurance that PeterStar or BCL will be able to generate sufficient revenues or control their costs enough to remain profitable in the future.

     Reliance on Telecommunications Licenses; Risks of Revocation or Renegotiation of Licenses. PeterStar's business is dependent on the maintenance of its principal telecommunications license which permits it to operate a public telephone system in the Russian Federation for a term expiring in November 2004. Other licenses that have been issued to PeterStar include a dedicated network license (expiring September 2001), a data communications license (expiring May
2001), a telematics license (expiring May 2001) and a videoconferencing license (expiring June 2001). The main PeterStar license, governing the provision of public telecommunications services, sets the number of lines which PeterStar may have in St. Petersburg and the surrounding region at 106,000, and requires that capacity equal to 74,200 lines be introduced by June 1999. However, management of PeterStar believes that the maximum and minimum number of lines are not strict requirements but are instead designed to provide general guidance as to the number of lines intended to be included on the system. As of December 31, 1998, PeterStar had 168,166 active lines, of which 108,278 were provided to cellular operators. Based on its experience in renewing existing, and obtaining new, licenses and its general knowledge of the licensing environment in Russia, management of PeterStar does not believe that its license would be terminated or re-negotiated, that it would be forced to reduce the number of its subscribers, or that other penalties would be imposed, by reason of its exceeding its 106,000 line ceiling, but there can be no assurance that the RFCTI would not take a different position. The dedicated network license permits PeterStar to provide long distance and international telephone transmission services to dedicated network operators (such as BCL) in St. Petersburg and the surrounding region for a term expiring in September 2001. The dedicated network license sets the number of lines which PeterStar may have at no less than 30,000 and requires that capacity equal to 21,000 lines be introduced by September 1999. Once again, based on its experience in renewing existing, and obtaining new, licenses and its general knowledge of the licensing environment in Russia, management of PeterStar believes that these maximum and minimum number of lines are not strict requirements but are instead designed to provide general guidance as to the number of lines intended to be included on the system. There can be no assurance that the RFCTI would not interpret the provisions of the licenses differently, which in turn could result in the revocation of the licenses or their renegotiation on terms unfavorable to PeterStar or the imposition of penalties. It is not possible to calculate the amount of any penalties which might be imposed, which are in the discretion of the RFCTI.

     BCL's primary license permits it to provide long distance and international telephone, facsimile and data transmission services to private networks in St. Petersburg and the surrounding region for a term expiring on December 31, 2003. Based on its experience in renewing existing, and obtaining new, licenses and its general knowledge of the licensing environment in Russia, management of BCL believes that, so long as it is being actively utilized, BCL's license will be renewed at the end of its current term. The license limits the number of subscribers to 100,000 and requires that 70,000 of these be in place by January 2001. Based on its experience in renewing existing, and obtaining new, licenses and its general knowledge of the licensing environment in Russia, management of BCL believes that the maximum and minimum line numbers are not strict requirements but are instead designed to provide general guidance as to the number of lines intended to be included on the system. As of December 31, 1998, BCL had a total of approximately 1,200 lines. Based on that knowledge and experience, BCL has no reason to believe that its license would be terminated if it either exceeded 100,000 lines or failed to have 70,000 lines in place by January 2001, but there can be no assurance that the RFCTI would not interpret the license provisions differently, which in turn could result in the revocation of its license or its renegotiation on terms unfavorable to BCL or the imposition of penalties. It is not possible to calculate the amount of any penalties which might be imposed, which are in the discretion of the RFCTI.

     No assurance can be given that either PeterStar or BCL will be able to maintain its licenses, that the terms will not be interpreted, altered or renegotiated to its disadvantage or that they will be renewed upon expiration. The loss of, or a substantial limitation upon the terms of, either PeterStar's or BCL's licenses could have a material adverse effect on the Company.

     Dependence on Interconnect Parties. PeterStar is dependent on PTN, SPMMTS and other operators for the completion of most of its calls. The PeterStar network is linked to the PTN network, which gives PeterStar access to PTN's large local subscriber base. PeterStar is required by the terms of its license to route all long distance and international calls through the public network. PeterStar has been able to negotiate favorable tariffs for interconnection fees and carrier charges with both PTN and SPMMTS. PeterStar's current interconnect agreements with PTN and SPMMTS are open-ended agreements, while the interconnection fees and carrier charges payable under the interconnect agreements are subject to renegotiation between the parties from time to time. The agreements provide for automatic extensions at the end of their term unless otherwise terminated by either party. The interconnection fees and carrier charges payable under the interconnect agreements are subject to renegotiation between the parties from time to time. There can be no assurance, however, that PeterStar will continue to have access to the PTN network or that PeterStar will continue to receive such favorable tariffs. The loss of access to such network or increases in such tariffs could have a material adverse effect upon the Company.

     Dependence on PTN Facilities. PeterStar is also dependent on PTN's buildings, ducts and tunnels in order to house its exchanges and to reach its customers. Prior to 1998, PeterStar has not been required to pay rent to PTN to house its exchanges in PTN buildings, nor has it paid rentals for ducts or tunnels. Commencing in 1998, PeterStar has been required to pay a local line rental charge to PTN, although roughly half of the fee otherwise payable during 1998 was offset against amounts owed to PeterStar by PTN in respect of the Vassilievski Island project. The aggregate amount paid to PTN in 1998 for line rental charges was $1.3 million. The amount of the 1999 line rental charged has not yet been determined, but PeterStar expects to be able to offset amounts due from PTN against such charges during 1999. However, any change in the terms on which PeterStar has access to PTN's facilities, or any restrictions imposed by PTN on the completion of calls from the PeterStar network, could have a material adverse effect on PeterStar and, in turn, the Company.

     Capital and Management Resources Required for Expansion of Direct Dial Services; Management of Growth. PeterStar has commenced several projects designed to expand its direct dial services in

St. Petersburg and Northwest Russia. PeterStar has undertaken with PTN an infrastructure project centering on the replacement of analog exchanges with digital exchanges for certain parts of the network on Vassilievski Island, a city district in St. Petersburg. This project requires the conversion of approximately 30,000 business and residential lines that have previously been operated by PTN, after which such lines become a part of the PeterStar network. In addition, PeterStar plans to further enhance its transit network capabilities in order to provide continued support to the cellular and other network providers in terminating traffic in St. Petersburg and to the national and international gateway. PeterStar also expects to increase its operating presence in Northwest Russia through the targeted development of digital infrastructure to connect business customers and develop operational relationships with the regional telephone companies. These projects represent a major expansion of PeterStar's operations which have and will require substantial capital and special management efforts if they are to be carried into effect successfully. See "-- Risks Involving the Company -- Capital Requirements."

     Pressure to Provide Residential Service. The Vassilievski Island project also represents part of a continuing effort on the part of PTN to modernize a portion of its network. The local calling element of residential service is presently provided free of charge (other than connection fees and line rental charges), and there has been considerable political resistance to the introduction of time-based charges for local calls. Even after calling charges have been introduced, it is likely to remain a low margin business for the foreseeable future. Even though PTN has now been privatized, the Company does not believe that the pressures on PTN to improve residential service have lessened. Although the Company believes that PeterStar has fulfilled its commitment to the residential customers, there can be no assurance that PTN will not continue to try to involve PeterStar in this effort, or that PTN's continued support for PeterStar's access to the business market may be linked to PeterStar's further commitment to develop the residential market in St. Petersburg.

  RISKS INVOLVING ALTEL

     Limited Operating History. ALTEL was formed in January 1994 and commenced commercial operations in September 1994. Although ALTEL generated profits for the years ended December 31, 1997 and 1998, there can be no assurance that ALTEL will be able to generate sufficient revenues or control its costs sufficiently to remain profitable in the future.

     Reliance on Telecommunications License. ALTEL's business is dependent on the 15-year renewable license issued in February 1994 for the creation and operation of cellular communications networks in Kazakhstan for local, long distance and international calling, using the 800 MHZ frequency band and "AMPS" technology. Under the terms of the license ALTEL was required to provide cellular services to Almaty and ten to twelve additional regional centers by the end of 1996, a condition which has been met. The license specifies that ALTEL is to be the exclusive provider of cellular service in Kazakhstan for the first five years of the license term, which period expired in February 1999. In 1998, before the expiration of the exclusivity period, ALTEL commenced discussions with the KMOC on substituting a new license with revised terms for its existing license. One aspect of any such new license would have been the elimination of the exclusivity provisions in exchange for other concessions. Although such exclusivity has since terminated according to the terms of the license, ALTEL and the KMOC are continuing to discuss the terms of a new license for ALTEL. See "-- ALTEL -- Telecommunications License." Although such discussions are continuing, there can be no assurance that any new license issued by the KMOC will not contain revised terms which are detrimental to ALTEL's business.

     Issuance of Additional Telecommunications Licenses. Until 1998, ALTEL was the only licensed national cellular operator in Kazakhstan. In 1998, the KMOC awarded two licenses for the development of a national GSM network in Kazakhstan. One license was issued to Kcell, a joint venture of included TurkCell and Kazakhtelekom, and the other license was issued to Kmobile, a joint venture of Telsim, a Turkish company, and local Kazakh interests. Active marketing was begun by Kcell in early February 1999 and by Kmobile in mid-February 1999. Management of ALTEL currently believes that, by virtue of its cost structure and its market penetration to date, it is in a good position to compete with the new GSM operations. However, ALTEL has already experienced some downward pressure on its tariffs as a result of competition from the new licensees. ALTEL is currently assessing its response to the new competition, and there can be no assurance that it will in fact be able to compete successfully with the new licensees.

     Effect of Network Expansion on Management Resources; Management of
Growth. ALTEL has engaged in a significant expansion of its cellular network, from its initial base of operations in Almaty to a total of 12 cities throughout Kazakhstan as of December 31, 1998. The timing of such expansion was dictated by the terms of the license, so that in some regions it occurred at a time when economic activity in those regions was still at a sufficiently low level as to raise a question as to whether, and if so, when, cellular service in such regions will be commercially viable. Furthermore, because of the distances involved, the difficulty of hiring, training and supervising staff at remote locations and the underdeveloped nature of the business infrastructure, such as banks and professional advisers in many of the proposed locations for expansion, the establishment and provision of cellular service have presented, and will continue to present, significant challenges to the management of ALTEL, and there can be no assurance that these challenges will be met successfully in all cases. In addition, further network development is planned on a targeted basis to address key market sectors. Failure to manage the ALTEL network, and any future expansion of the network, successfully could have a material adverse effect on the Company.

     Effect of Sale of Stake in Kazakhtelekom on ALTEL and the Telecommunications Market in Kazakhstan. Since its formation, ALTEL has been 50% owned, directly or indirectly, by the government of Kazakhstan. ALTEL believes that the attitude of the government towards its operations has generally been favorable and that this has derived in some part from the government's interest in ALTEL. Currently, the government's 50% interest in ALTEL is held through Kazakhtelekom, which until May 1997 was owned 100% by the government. In May 1997, the Kazakh government announced that it had sold a 40% interest in Kazakhtelekom to Daewoo, creating considerable uncertainty as to the government's attitude towards Kazakhtelekom. In March 1998, it was reported that Daewoo had sold a portion of its stake (reported to be approximately 10%) to an unnamed third party. It was later confirmed that Daewoo had sold its entire stake in Kazakhtelekom to Kazcommertzbank, a commercial bank based in Kazakhstan. It is understood that the Kazakh government is seeking to sell a 15% stake in Kazakhtelekom to private investors. In addition, the KMOC recently issued a revised license to Kazakhtelekom specifically naming it as the exclusive national network operator in Kazakhstan, and giving it a wide range of powers to carry out this function. The Company has not yet fully assessed what impact these matters may or will have on ALTEL and its business. There can be no assurance that the government's favorable attitude towards ALTEL will continue to the same degree. Any significant change in the government's attitude toward ALTEL could have a material adverse effect on the Company.

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

     Reliance on Telecommunications Licenses; Risks of Revocation or Renegotiation of Licenses. Teleport-TP's business is dependent on four telecommunications licenses from the RFCTI, although it holds a total of 12 such licenses. Two of these principal licenses expire in 2004, one in 2002 and one in 2001. One of the licenses, expiring in November 2004, limits the number of subscribers under such license to 18,050 (15,000 within Moscow's city limits) and requires that 12,635 be in place by November 1997. Another license, expiring in October 2004, limits the number of subscribers to 1,700 and requires that 1,190 be in place by October 1997. Teleport-TP did not meet these minimum subscriber numbers. The third license, expiring in January 2002, provides that the installed subscriber capacity of Teleport-TP's data network must permit the connection of at least 70,000 subscribers by December 2000 and at least 100,000 subscribers by the expiration of the term of the license, but it does not impose any limit on the number of subscribers. The fourth license, expiring in 2001, provides that the total installed capacity of Teleport-TP's long distance network should be at least 100,000 numbers with at least 70,000 numbers operational by May 2000. Based on its experience in renewing existing, and obtaining new, licenses and its general knowledge of the licensing environment in Russia, management of Teleport-TP believes that the subscriber numbers are not strict requirements but are instead designed to provide general guidance as to the number of subscribers intended to be included on the system. Based on that knowledge and experience, management further believes that, so long as a license is being actively utilized, such license will not be terminated nor other sanctions imposed if Teleport-TP failed to have the minimum number of subscribers in place by the specified date or if it exceeded the maximum number of subscribers permitted by the license, but there can be no assurance that the RFCTI would not take a different position, which in turn could result in the revocation of the license or its renegotiation on terms unfavorable to Teleport-TP or the imposition of penalties. It is not possible to calculate the amount of any penalties which might be imposed, which are in the discretion of the RFCTI. The loss of, or the failure to obtain renewal of, or any substantial limitation upon the terms of, any of Teleport-TP's licenses could have a material adverse effect on the Company.

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

     Dependence on Rostelecom as Customer; Necessity to Further Develop Customer Base. Rostelecom accounted for approximately 30% of Teleport-TP's total revenues for the year ended December 31, 1998, as compared to 27% for the year ended December 31, 1997. Teleport-TP will seek, through the installation of its long distance network facilities, to develop a substantial alternative customer base in order to reduce its dependence on Rostelecom; however, there can be no assurance that it will be able to do so successfully. Thus, for the immediate future Rostelecom will likely remain Teleport-TP's single largest customer. While the risk of Rostelecom taking action which could harm Teleport-TP should be ameliorated because of the fact that Rostelecom itself owns 44% of Teleport-TP, any significant negative change in the relationship with Rostelecom could have a material adverse effect upon both Teleport-TP and Technocom. Additionally, while Rostelecom currently utilizes approximately 800 circuits, it is only contractually committed to utilize, on a long-term basis, 100 circuits. Until Teleport-TP is able to develop a broader customer base, any significant cutback by Rostelecom in the number of circuits it utilizes could have a material adverse impact on Teleport-TP and Technocom.

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

     Dependence on MGTS Facilities. Teleport-TP is dependent upon the facilities of MGTS for the operation of its existing network in Moscow, since a substantial part of the fiber optic cabling it uses is laid in the ducts of MGTS pursuant to agreements under which Teleport-TP pays MGTS for the use of such facilities. The agreements between Teleport-TP and MGTS are one year agreements which are subject to automatic one year renewals unless MGTS provides a timely notice of cancellation. The current agreements expire on December 31, 1999. Technocom knows of no reason why MGTS would refuse to renew these agreements. However, the failure on the part of MGTS to renew these agreements or to honor their terms could have a material adverse effect on Teleport-TP.

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

     Capital and Management Resources Required for Network Expansion; Management of Growth -- Capital and Management Resources. Technocom, through Teleport-TP, has commenced a major program for the provision to cities and other locations throughout the Russian Federation of satellite-based long distance and international telecommunications service (the latter through Teleport-TP's international gateway in Moscow). Installation of the first phase of the long distance network program commenced in 1996, with 36 sites installed as of December 31, 1998. The Company currently plans to install equipment in a total of 45 sites by mid-1999. This installation program represents a major expansion of Teleport-TP's operations which has required, and will continue to require, substantial capital and special management efforts if it is to be carried into effect successfully. See "-- Risks Involving the Company -- Capital Requirements."

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

     -- Difficulties in Implementing Network Expansion. Teleport-TP has experienced significant delays in its network roll-out program. Factors in these delays have included: (i) logistical difficulties installing sites during the winter season; (ii) unsuitable local site conditions; (iii) administrative difficulties with local and regional governmental authorities; (iv) technical interconnect difficulties with local switching exchanges; and (v) lack of suitable human resources. In particular, notwithstanding the licenses granted to Teleport-TP by the Former MOC, and administered by its successor, the RFCTI, local and regional governmental authorities have imposed, and may continue to attempt to impose, licensing and other conditions with respect to Teleport-TP's operations in their respective jurisdictions or areas of influence. The need on the part of Teleport-TP to comply with such unanticipated local initiatives has significantly delayed, and may continue to delay, the implementation of the network program.

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

     -- Significant Competition. Teleport-TP anticipates significant competition from other companies seeking to serve the Russian long distance telephone market. While Rostelecom, the principal long distance carrier in the Russian Federation, appears to be supportive of Teleport-TP's development program, any decision by Rostelecom to compete directly with Teleport-TP or to impede the implementation of Teleport-TP's network could have a material adverse effect upon the program itself and upon the Company. See "-- Dependence upon Rostelecom as Customer; Necessity to Further Develop Customer Base." In addition, at this time, it is unclear what impact the consolidation of the Russian government's telecommunications holdings (including Rostelecom) in Sviazinvest and the auction of significant stakes in Sviazinvest will have on the Russian telecommunications market in general and the Company in particular. See "-- Risks Involving the Company -- Impact of Auction of Stakes in Sviazinvest on the Company and the Telecommunications Market in Russia."

  RISKS INVOLVING BELCEL

     The Company acquired its interest in BELCEL in August 1998 and is in the process of assessing the risks involving BELCEL and its operations. The principal risks affecting BELCEL are:

     - BELCEL is as reliant as the Company's other operating companies on the licenses under which it operates. The termination, non-renewal or re-negotiation on unfavorable terms of these licenses could have a material adverse effect on BELCEL's business and operations.

     - BELCEL's business has been and will continue to be adversely affected by the weak state of the Belarus economy.

     - BELCEL's ability to service its U.S. dollar -- and other hard currency -- denominated indebtedness and other obligations will be severely impacted by the inconvertibility of the Belarussian Ruble, the currency in which it receives payments from customers. This could lead to default in respect of those hard currency obligations, which could have a material adverse effect upon its business.

     - BELCEL's operations are dependent upon the facilities of Beltelekom, the Belarussian national telephone operator, for the connection of its calls. These facilities are of limited capacity and in urgent need of upgrading, which will inhibit the further expansion of BELCEL's network and customer base.

     - BELCEL will likely be dependent upon the availability of Western expatriate personnel to oversee its operations. Recent initiatives by the Government of Belarus which may restrict the entry of such personnel into Belarus may adversely affect the Company's ability to oversee and develop BELCEL's business.

     At the same time, the impact of these risks upon the Company is significantly ameliorated by the fact that the Company's investment in BELCEL, which the Company valued at approximately $4.4 million, is relatively insignificant in relation to the Company's overall assets, and the further fact that the Company intends to limit further investment in BELCEL until such time as the uncertainties described above have been better defined and/or the commercial viability of any additional investment has been established.

ITEM 2.  PROPERTIES

     Executive Offices and Representative Office. The Company has its executive office in New York, New York, consisting of approximately 11,000 square feet of office space, which it has leased through December 2005.

     The Representative Office of PLD is located within the premises of BCL in St. Petersburg.

     PLD Management Services Limited. PLD Management Services Limited, a wholly owned English subsidiary of the Company, maintains an operational support facility in London, England where it leases approximately 2,400 square feet of office space pursuant to a long-term lease.

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

     ALTEL. Space for most ALTEL switches, cell sites and associated equipment is provided by Kazakhtelekom. ALTEL also uses space in a Kazakhtelekom exchange building in Almaty for office and administrative purposes and leases other premises in Almaty which combines its central warehouse and a larger customer service center and retail outlet. ALTEL has also established, and will continue to establish, customer service centers in each city in which service is offered. Virtually all space for customer service centers and equipment not provided by Kazakhtelekom is leased, although ALTEL has purchased its facilities in Taraz, one base station site and building in Chimkent and a base station building in Karaganda.

     BELCEL. BELCEL's principal office, which it leases on a commercial basis, is located in central Minsk. BELCEL's customer service center and switch is also located at this site. BELCEL also leases space for its interconnect equipment in the buildings housing the national and international exchanges, and leases space to house its base stations in Minsk and the other cities and regions in which it is operating.

     The Company believes that its offices and the various facilities used by PeterStar, BCL, ALTEL, BELCEL, Technocom and Teleport-TP are suitable and adequate for their respective current businesses and operations.

ITEM 3.  LEGAL PROCEEDINGS

     Neither the Company nor its subsidiaries are parties to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY

     The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "PLDI" (as of March 6, 1997). Prior to this date it was quoted under the symbol "PLDIF." The Company's Common Stock is also listed on The Toronto Stock Exchange under the symbol "PLD." It is also traded on the Berlin and Frankfurt Stock Exchanges. Prior to the continuance of the Company from Ontario to Delaware on February 28, 1997 (the "Continuance"), the Company's Common Stock was referred to as "Common Shares." The Common Shares began trading on The Toronto Stock Exchange on September 28, 1987 and on the Nasdaq National Market on February 18, 1993. The Company's principal market, based on the percentage of trading volume, is the Nasdaq National Market.

     The following table sets forth the high and low closing prices for the Company's Common Stock, as reported by Nasdaq, for each full quarterly period within the two most recent fiscal years. The prices below represent prices between dealers, without adjustment for retail mark-ups, mark-downs or commissions, and may not reflect actual transactions.

                                                     CLOSING PRICES
                                                   ------------------
                                                    HIGH        LOW
                                                   -------    -------
1997
  First quarter..................................  $8.000     $     5.625
  Second quarter.................................  $5.875     $     4.4375
  Third quarter..................................  $9.250     $     4.875
  Fourth quarter.................................  $9.750     $     5.250

1998
  First quarter..................................  $8.125     $     5.500
  Second quarter.................................  $9.3125    $     6.4375
  Third quarter..................................  $8.000     $     1.125
  Fourth quarter.................................  $3.000     $     1.250

     On March 29, 1999, the closing sale price for a share of Common Stock as reported on the Nasdaq National Market was $3.00. As of March 26, 1999, there were 306 holders of record of the Company's Common Stock.

     The Company did not declare dividends on its Common Stock in 1998 and does not intend to declare dividends on its Common Stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     During the three years ended December 31, 1998, the following issuances of unregistered securities of the Company were made:

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

     In August 1998, the Securities and Exchange Commission declared effective the registration statements with respect to the resale by the holders thereof of the Convertible Notes and Placement Warrants and the shares of Common Stock issuable thereunder. In October 1998, the Company completed the Exchange Offer in respect of the Senior Notes. See "Business -- Recent
Developments -- Registration of Outstanding Securities; Completion of Exchange Offer."

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

     The Series B Notes were to have come due on September 30, 1998, but their maturity date was deferred to December 31, 1998. The Series A Notes also would have come due on December 31, 1998, but their maturity date, together with the maturity date for the Series B Notes, was deferred by the Travelers Parties, the holders of such Notes, from time to time thereafter, the latest such deferral having been given on February 28, 1999 and giving a new maturity date for both series of Notes of April 30, 1998. Both the Series A Notes and the Series B Notes are secured by the Company's inventory and accounts receivable. In addition, the Series A Notes are secured by 28 of the Technocom shares acquired.

     In addition to issuing the Series A and Series B Notes, the Company also issued to the Travelers Parties a total of 423,000 warrants to purchase Common Stock at $8.625 at any time up to December 31, 2008. As a result of not making certain "targeted reductions in commitment", in the period July through December 1998 the Company issued a further 182,000 warrants to purchase shares of Common Stock at $8.625 at any time up to December 31, 2008 to the Travelers Parties.

     All of the foregoing warrants were issued in reliance upon Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering. No commissions were paid to any underwriter, broker or dealer in connection with such issuance. There were no cash proceeds from the issuance of such warrants.

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

     (d) On May 29, 1998, the Company issued an aggregate of 196,458 shares (the "Ultra Pass Shares") of the Company's Common Stock to the shareholders of Ultra Pass Systems Limited, a Scottish company, in connection with the Company's acquisition of 98% of the share capital of Ultra Pass. The Ultra Pass Shares, which were issued in reliance upon Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering, are "restricted" securities but the holders thereof have demand registration rights. No commissions were paid to any underwriter, broker or dealer in connection with such issuance. There were no cash proceeds from the issuance of the Ultra Pass Shares.

     (e) In connection with the Company's consent solicitation relating to certain amendments to the indentures governing the Company's Senior Notes and Convertible Notes intended to give the Company more flexibility in conducting its business and also to clarify certain provisions of those indentures, the Company issued Consent Warrants to those holders of the Senior Notes and the Convertible Notes which consented to the amendments. The Company issued a total of 123,000 five-year Consent Warrants to purchase 1.8 shares of

Common Stock at $6.90 per share to the holders of the Senior Notes, and a total of 22,700 five-year Consent Warrants to purchase 2 shares of Common Stock at a price of $6.90 per share to the holders of the Convertible Notes. If all of the Consent Warrants are exercised, the Company will issue a total of 266,800 shares of Common Stock. The Consent Warrants were issued in reliance upon Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering. The Company has agreed to register the resale of the shares issuable upon exercise of the Consent Warrants.

     (f) On August 14, 1998, the Company issued an aggregate of 4,326,041 shares (the "Transaction Shares") of Common Stock in a series of transactions with Cable & Wireless and News, as described above. See "Business -- Recent Developments -- Transactions with Cable & Wireless and News." The Company issued 500,000 Transaction Shares to Cable & Wireless in consideration of the acquisition by the Company of a 50% indirect interest in BELCEL; Cable & Wireless transferred such Transaction Shares to News as part of the series of transactions. An additional 3,826,041 Transaction Shares were issued by the Company to News in consideration of the acquisition by the Company of an additional 11% interest in PeterStar.

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

     (g) On November 30, 1998 (but effective September 30, 1998), the Company entered into the News Revolving Credit Agreement under which News agreed to advance up to $8.1 million to the Company. On March 22, 1999 News agreed to increase the amount it would advance to $9.1 million. Each advance under the News Revolving Credit Agreement bears interest at an annual rate of 20% and is repayable on June 30, 1999. Advances are evidenced by notes which are convertible at News' option into shares of Common Stock of the Company at conversion rates determined as of the date of issue of the applicable note. In addition, in the event that News guarantees obligations of the Company, a note is issued reflecting the Company's reimbursement obligation should such guarantee be called. Amounts so guaranteed are treated as advances under the News Revolving Credit Agreement, meaning that they count with respect to the $9.1 million ceiling on total advances. In addition, in the event a guarantee is called, the Company will owe interest on its reimbursement obligation at the annual rate of 20% calculated from the date News makes payment under its guarantee. Notes issued in respect of reimbursement obligations are also convertible into shares of Common Stock at conversion rates determined as of their date of issue. News can cease making advances at any time and for any reason. Currently, however, the full amount available under the News Revolving Credit Agreement has been used, and notes have been issued to News as follows:

DATE      PRINCIPAL AMOUNT   TYPE   CONVERSION PRICE   NO. OF SHARES
----      ----------------   ----   ----------------   -------------
9/30/98      1,100,000        G          1.120             982,143
10/31/98     1,000,000        G          1.300             769,231
11/30/98     1,000,000        G          1.945             514,139
11/30/98     1,000,000        A          1.945             514,139
12/18/98     2,500,000        A          1.459           1,713,502
1/27/99      1,500,000        A          1.544             971,503
3/22/99      1,000,000        A          2.550             392,157
             ---------                                   ---------
Total        9,100,000                                   5,858,814

---------------
A -- refers to notes issued in respect of actual advances

G -- refers to notes issued in respect of guarantees given by News

     The notes issued under the News Revolving Credit Agreement were issued, and any shares which are issued upon conversion of such Notes will be issued, in reliance upon Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering. No commissions were paid to any underwriter, broker or dealer in connection with such issuances.

ITEM 6.  SELECTED FINANCIAL DATA

     The following summary consolidated financial and operating data was derived from, and should be read in conjunction with, the audited Consolidated Financial Statements of the Company and the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained elsewhere herein. Prior to the Continuance the Company's audited Consolidated Financial Statements were prepared in accordance with Canadian GAAP, which differ in certain respects from U.S. GAAP. See Note 15 to the Company's audited Consolidated Financial Statements. As a result of the Continuance, the consolidated financial data presented below for the fiscal year 1994 has been restated in accordance with U.S. GAAP.

                                                      YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        1998        1997        1996        1995        1994
                                      --------    --------    --------    --------    --------
                                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF
  OPERATIONS DATA:
  Operating revenues................  $145,360    $114,424    $ 61,966    $ 29,120    $  8,526
  Operating expenses................   135,412     102,406      59,099      38,266      17,248
                                      --------    --------    --------    --------    --------
  Operating income/(loss)...........     9,948      12,018       2,867      (9,146)     (8,722)
                                      --------    --------    --------    --------    --------
  Loss before income taxes and
     minority interest..............   (23,561)     (3,428)     (6,271)    (13,440)     (9,491)
  Income taxes......................     9,864       7,739       3,669       1,490          --
  Loss before minority interest.....   (33,425)    (11,167)     (9,940)    (14,930)     (9,491)
  Minority interest.................     9,386       9,399       2,521         551          --
                                      --------    --------    --------    --------    --------
  Net loss for the year.............  $(42,811)   $(20,566)   $(12,461)   $(15,481)   $ (9,491)
                                      ========    ========    ========    ========    ========
Loss per common share...............  $  (1.21)   $  (0.64)   $  (0.39)   $  (0.49)   $  (0.78)
                                      ========    ========    ========    ========    ========
Weighted average number of shares of
  common stock outstanding (basic
  and diluted)......................    35,274      32,061      31,579      31,315      12,663

                                                         AS OF DECEMBER 31,
                                      --------------------------------------------------------
                                        1998        1997        1996        1995        1994
                                      --------    --------    --------    --------    --------
                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents(1)......  $  4,579    $ 17,256    $ 40,674    $ 15,676    $ 56,710
  Non-cash working capital
     deficiency.....................   (20,578)    (18,642)    (26,440)    (22,001)    (17,706)
  Escrow funds......................    14,908      33,868      40,984          --          --
  Property and equipment, net.......   168,937     134,998      93,039      45,357      21,718
  Telecommunications licenses,
     net............................    77,359      81,837      72,310      49,583      54,099
  Investments and other assets......    53,507      32,801      39,052      29,293      18,925
  Investment in Teleport-TP(2)......        --          --          --      23,564      15,699
  Total assets......................   352,108     335,586     306,357     178,092     171,760
Long-term debt......................   151,814     133,516     107,954          --          --
Shareholders' equity................   124,877     127,231     137,954     135,832     147,470

---------------
(1) The December 31, 1996 and 1995 balances include cash of $9.0 million and $6.1 million, respectively, held on deposit as collateral to secure bank indebtedness of the same amount.

(2) Teleport-TP became a consolidated subsidiary as of December 31, 1996 as a result of the acquisition of an additional ownership interest on December 20, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to political, social and economic conditions in the countries of the former Soviet Union and the Commonwealth of Independent States, the commencement of certain programs and the proposed offering of certain services by the Company's operating subsidiaries, proposed changes in the Company's corporate structure and centers of operations, the impact of Year 2000 issues on the Company's operations and interpretations and actions of certain regulatory authorities, including in the United States, Russia, Kazakhstan and Belarus, as well as information contained elsewhere in this report where statements are preceded by, followed by, or include the words "believes," "expects," "anticipates," and similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, those discussed elsewhere in the Report.

     Furthermore, this document constitutes a Year 2000 Readiness Disclosure Statement, and the statements herein are subject to the Year 2000 Information and Readiness Disclosure Act, and the Company hereby claims the protection of such Act for this document and all information contained herein.

BASIS OF PRESENTATION

     The Company's key interests at December 31, 1998 include a 71% equity interest in PeterStar, which provides telecommunications services in St. Petersburg, Russia; a 50% equity interest in ALTEL, which provides cellular services in Kazakhstan; a 50% interest in BELCEL, which provides cellular services in Belarus; and an 80.4% equity interest in Technocom which, through its 49.3% equity interest in Teleport-TP, operates an international teleport in Moscow, fiber optic networks in Moscow and its environs and a satellite-based long distance network across Russia.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 VERSUS YEAR ENDED DECEMBER 31, 1997

     Overview. The Company reported a net loss of $42.8 million ($1.21 per share) and operating income of $9.9 million on revenues of $145.4 million for the year ended December 31, 1998, compared to a net loss of $20.6 million ($0.64 per share) and operating income of $12.0 million on operating revenues of $114.4 million reported in 1997. EBITDA was $23.9 million in 1998 as compared with $30.3 million in 1997.

     Revenues. Revenues increased 27% from $114.4 million in 1997 to $145.4 million in 1998. This increase was primarily a result of the strong year-on-year revenue growth in PeterStar and ALTEL, which in 1998 together accounted for 77% of the Company's consolidated revenues. PeterStar's subscriber line numbers reached 168,166 by the end of the year, up 53,392 over the previous year. ALTEL's number of subscribers increased to 20,768, up 9,666 over last year, its accelerated rate of growth being primarily due to the introduction of prepaid cellular service in August 1998. Teleport-TP added an additional seven earth stations in the C.I.S. in 1998 which will become contributors to overall revenues as they become fully operational in 1999.

     The following table shows the Company's consolidated revenues by principal operating subsidiary for 1998 and 1997 and the percentage growth in revenues between the periods:

                                        YEAR ENDED                    YEAR ENDED
                                    DECEMBER 31, 1998             DECEMBER 31, 1997              %
                                --------------------------    --------------------------    CHANGE OVER
                                   ($ MILLION)         %         ($ MILLION)         %      PRIOR PERIOD
                                -----------------    -----    -----------------    -----    ------------
PeterStar.....................         72.4           49.8%          54.5           47.6%       32.8%
ALTEL.........................         39.5           27.2%          30.0           26.2%       31.7%
Technocom.....................         22.2           15.3%          21.0           18.4%        5.7%
BCL...........................          9.9            6.8%           7.6            6.6%       30.3%
Other.........................          1.4            0.9%           1.3            1.1%        7.7%
                                      -----          -----          -----          -----        ----
                                      145.4          100.0%         114.4          100.0%       27.1%

     Although revenue growth was significant in 1998, the rate of revenue growth decreased from 85% in 1997 to 27% in 1998. The reduced rate of revenue growth for the year as a whole was largely the result of a slow down in revenue growth late in the year, attributable to the operating businesses feeling the effects of the Russian economic crisis. This resulted in the loss of some customers (principally customers of the three cellular operators in St. Petersburg whose calls are routed over the PeterStar network), as well as reduced calling activity among businesses who remained customers. In the case of Teleport-TP, where tariffs to certain customers were quoted in Roubles, revenues were adversely affected by the Rouble devaluation. In addition, receipts slowed in the last half of the year, with the businesses having to devote more resources to the process of collecting receivables.

     Management believes that revenues for its existing businesses in 1999 are unlikely to grow at the same rate as they have in recent years. Given the many uncertainties in the Russian political and economic situation at the present time, exacerbated by the absence of strong leadership or effective economic planning, it is extremely difficult to make any accurate assessment of the prospects for the Company's businesses in 1999. It is not possible to rule out further deterioration in the Russian economic situation which would likely impact the Company's businesses adversely. See "Business -- Recent
Developments -- Russian Economic and Political Turmoil." While management believes that it is taking all available measures to protect the Company and its businesses from the negative effects of any further problems in Russia, there can be no assurance that those measures will be successful.

     At the same time the Company expects the slower revenue growth projected for Company's existing businesses to be offset to some degree by growth in revenues from PLDncompass (PLD's new long distance business), which is expected to become a contributor to the Company's revenues in 1999. See "Business -- Carrier Services Business."

     Gross profit. Gross profit increased 33% to $100.0 million in 1998 from $75.2 million recorded in 1997. Gross profit, as a percentage of revenues, increased from 66% in 1997 to 69% in 1998. Tariff reductions experienced at the operating level continued to be offset by reductions in carrier charges levied by the operating companies' carriers. However, margins are generally expected to come under pressure in 1999 due to the continuing impact of the Russian economic crisis.

     General and administrative expenses. General and administrative expenses, which include salaries and sales and marketing expenses in all of the Company's operating subsidiaries, together with corporate office overhead, increased 49% to $57.7 million in 1998 from $38.7 million in 1997. This increase has been required to support the Company's efforts to grow revenues during the year and to expand its businesses through acquisitions and other transactions.

     As a percentage of revenues, general and administrative expenses increased to 40% in 1998 from 34% in 1997 reflecting additional costs principally in PeterStar, ALTEL and at the corporate level, as well as an approximate $3.2 million provision for a finance lease receivable from one lessee. The increase in corporate general and administrative expense of approximately $4 million was the result of additional costs incurred relating to the Company's Cardlink business, which is in the process of implementing wireless card validation systems using proprietary technology, and PLDncompass, the Company's Carrier Services Business, as well as non-recurring professional costs relating to the evaluation of potential acquisitions by the Company.

     Depreciation. Depreciation increased 41% to $14.7 million in 1998 compared to $10.4 million incurred in 1997 reflecting the investment of over $42.6 million in property and equipment over the past 12 months and a full year of depreciation for assets placed in service in 1997. Depreciation will likely continue to grow as capital expenditures will continue, albeit at a slower pace, over the coming year. Depreciation represented 10% of revenues in 1998 compared to 9% in 1997, but over time is expected to decrease as a percentage of revenues as the Company nears completion of the build-out of its core networks.

     Amortization expense. In 1998, the Company incurred total amortization charges of $13.1 million compared to $9.0 million in 1997. Of the 1998 charges, $11.3 million related to the amortization of telecommunications licenses held by PeterStar, ALTEL and Teleport-TP and $1.8 million related to amortization of deferred finance costs. Deferred financing costs relating to the June 1996 high yield offering are amortized over eight years, the term of the Senior Notes, while deferred financing costs relating to the November 1997 revolving credit financing were fully amortized by the end of 1998.

     The increase in amortization expense in 1998 was primarily due to the acquisition by the Company in November 1997 of an additional 29.65% interest in Technocom for consideration, including acquisition costs, of $33.3 million. The excess of the purchase price over identifiable, tangible assets, amounting to $27.1 million, was allocated to goodwill and telecommunications licenses. The amount allocated to goodwill ($11.1 million) is being amortized over 20 years and the amount allocated to Teleport-TP's licenses ($16.0 million) is being amortized over its remaining term which expires in 2004. This acquisition resulted in additional amortization charges of $2.9 million in 1998.

     In addition, effective September 30, 1998, the Company acquired an additional 11% interest in PeterStar for consideration of $33.4 million. The excess of the purchase price over identifiable, tangible assets, amounting to $27.8 million, has been allocated to goodwill and telecommunications licenses. The value allocated to goodwill ($24.2 million) is being amortized over 20 years and the value allocated to PeterStar's licenses ($3.4 million) is being amortized over its remaining term which expires in 2004. This acquisition resulted in additional amortization charges of $0.4 million in 1998 which will increase to an annual charge of $1.8 million in 1999.

     ALTEL's telecommunications license, which expires in 2009, is also being amortized over its remaining term and resulted in an amortization charge of $2.1 million in 1998, unchanged from a year ago.

     The Company does not anticipate any problems renewing the telecommunications licenses currently held by any of its subsidiaries upon their expiry although no assurance can be provided in this regard.

     Share of income/(loss) from equity investments. The Company's share in losses from equity investments increased from $0.5 million in 1997 to $1.0 million in 1998. The 1998 loss consisted of a 50% share of MTR-Sviaz's loss of $1.0 million, a 50% share of BELCEL's fourth quarter loss of $0.6 million and a 50% share of Rosh Telecom's net loss of $0.4 million.

     Interest and other income. Interest and other income of $2.4 million in 1998 compared with $3.6 million earned in 1997. The 1998 figure included $1.3 million earned on the Company's funds held in escrow and a $0.5 million tax indemnity payment from Cable and Wireless plc relating to Baltic Communications Limited. The 1997 comparative figure includes a $1.0 million gain related to the Company's disposal of its 10.4% interest in SPMMTS in June 1997 for gross proceeds of $17.2 million.

     Interest expense. Interest expense of $22.0 million in 1998 compared with $17.8 million incurred in 1997 and consisted of interest on bank indebtedness and short-term borrowings of $2.4 million, interest accreted on the Senior Notes of $17.1 million and interest expense related to the Convertible Notes of $2.4 million. Interest on the Senior Notes becomes payable in cash semi-annually commencing June 1999 while interest on the Convertible Notes is currently paid in cash semi-annually. The increase in interest expense in 1998 reflects primarily the interest paid on the $15.4 million Revolving Credit Notes issued to Travelers, which commenced in November 1997 and carried an annual interest rate of 12% to May 31, 1998, increasing to 15% on June 1, 1998. See "Liquidity and Capital Resources."

     Foreign exchange loss. In 1998, the Company incurred foreign exchange losses of $5.3 million as compared to $0.3 million a year ago. The significant increase in losses in 1998 relate to the substantial devaluation of the Company's Rouble cash balances in August and September when the extreme market conditions resulting from the Russian financial crisis caused major disruptions in the Russian banking system. This prevented the Company's subsidiaries from converting Roubles into hard currency at a time when the value of the Rouble was depreciating significantly.

     At the same time, foreign exchange losses were also incurred when payments made by customers in Roubles at Russian banks were not credited immediately to the operating subsidiaries' accounts, due to banking delays. The Company has sought, and will continue to seek, to limit the effects of such conditions by minimizing the amount of Rouble balances held by its subsidiaries and by taking measures to accelerate collection and currency conversion procedures in so far as this is possible in the current banking and legislative environment.

     Income taxes. The income tax charge for 1998 was $9.9 million compared with $7.7 million in 1997. The provision for income taxes relates substantially to current income taxes in the Company's Russian and Kazakh businesses.

     Minority interest. Minority interest relates principally to the minority shareholdings held in three of the Company's subsidiaries -- PeterStar (29%), ALTEL (50%) and Technocom (19.6%). Minority interest of $9.4 million for the year compared with $9.4 million in 1997. Effective September 30, 1998, the Company acquired an additional 11% of PeterStar. Accordingly, PeterStar's minority interest percentage reduced to 29% from 40% effective October 1, 1998.

     The following table compares the results of operations of the Company's principal operating subsidiaries in 1998 with 1997:

                                           PETERSTAR         ALTEL          TECHNOCOM            BCL
                                           YEAR ENDED      YEAR ENDED       YEAR ENDED        YEAR ENDED
                                          ------------    ------------    --------------    --------------
                                          1998    1997    1998    1997    1998     1997     1998     1997
                                          ----    ----    ----    ----    -----    -----    -----    -----
                                                                    ($ MILLION)
Revenues................................  72.4    54.5    39.5    30.0     22.2     21.0      9.9      7.6
Gross profit -- $.......................  51.5    38.6    31.5    23.1     11.0      7.9      4.7      4.7
Gross profit -- %.......................  71.1%   70.8%   79.7%   77.0%    49.5%    37.6%    47.5%    61.8%
Operating income/(loss) -- $............  24.5    20.5    15.4    10.9    (13.3)    (3.6)     1.1      1.2
Operating income/(loss) -- %............  33.8%   37.6%   39.0%   36.3%   (59.9)%  (17.1)%   11.1%    15.8%
Net income -- $.........................  17.8    16.5     9.2     7.2    (16.1)    (4.5)     0.4      0.8
Net income -- %.........................  24.6%   30.3%   23.3%   24.0%   (72.5)%  (21.4)%    4.0%    10.5%
EBITDA -- $.............................  28.1    24.1    19.2    13.9     (6.3)    (1.5)     1.4      1.7
EBITDA -- %.............................  38.8%   44.2%   48.6%   46.3    (28.3)%   (7.0)%   14.0%    22.4%
% PLD ownership at end of period........  71.0%   60.0%   50.0%   50.0%    80.4%    80.4%   100.0%   100.0%

YEAR ENDED DECEMBER 31, 1997 VERSUS YEAR ENDED DECEMBER 31, 1996

     Overview. The Company reported a net loss of $20.6 million ($0.64 per share) and operating income of $12.0 million on revenues of $114.4 million for the year ended December 31, 1997, compared to a net loss of $12.5 million ($0.39 per share) and operating income of $2.9 million on operating revenues of $62.0 million reported in 1996. EBITDA of $30.3 million reported in 1997 compared with $12.1 million in 1996.

     Revenues. Revenues increased 85% from $62.0 million in 1996 to $114.4 million in 1997. This increase was primarily a result of the strong year-on-year revenue growth in PeterStar and ALTEL and the consolidation of a full year's revenues from BCL and Teleport -- TP in 1997. PeterStar's subscriber line numbers increased to 114,744 by the end of the year, up from 52,005 the previous year. ALTEL's number of subscribers increased to 11,120, up from 6,957 the previous year.

     The following table shows the Company's consolidated revenues by principal operating subsidiary for 1997 and 1996 and the percentage growth in revenues between the periods:

                                               YEAR ENDED              YEAR ENDED
                                           DECEMBER 31, 1997       DECEMBER 31, 1996           %
                                          --------------------    --------------------    CHANGE OVER
                                          ($ MILLION)      %      ($ MILLION)      %      PRIOR PERIOD
                                          -----------    -----    -----------    -----    ------------
PeterStar...............................      54.5        47.6%      32.5         52.4%       67.7%
ALTEL...................................      30.0        26.2%      19.1         30.8%       57.1%
Technocom...............................      21.0        18.4%       4.7          7.6%      346.8%
BCL.....................................       7.6         6.6%       5.1          8.2%       49.0%
Other...................................       1.3         1.2%       0.6          1.0%      116.7%
                                             -----       -----       ----        -----       -----
                                             114.4       100.0%      62.0        100.0%       84.5%

     Gross profit. Gross profit increased 86.9% to $75.2 million in 1997 from $40.3 million recorded in 1996. Gross profit, as a percentage of revenues, increased marginally in 1997 to 65.8%. Any tariff reductions experienced at the operating level were generally offset by reductions in carrier charges levied by the operating companies' carriers.

     General and administrative expenses. General and administrative expenses increased 56% to $38.7 million in 1997 from $24.8 million in 1996. This increase, in all functional areas, including sales and marketing, customer service, technical, and finance and administration, reflected the continued growth in the scale and extent of the operating businesses and the full consolidation of BCL and Teleport-TP. As a percentage of revenues, these costs exhibited a downward trend, falling from 40% in 1996 to 34% in 1997.

     Depreciation. Depreciation increased 100% to $10.4 million in 1997 compared to $5.2 million incurred in 1996 reflecting the investment of over $43.0 million in property and equipment during the year as the build-outs of the PeterStar. ALTEL and Teleport-TP networks progressed. Depreciation represented 9.1% of revenue in 1997 compared to 8.4% in 1996.

     Amortization expense. In 1997, the Company incurred total amortization charges of $9.0 million compared to $5.6 million in 1996. Of the 1997 charges, $7.4 million related to the amortization of telecommunications licenses held by PeterStar ($2.6 million), ALTEL ($2.1 million) and Teleport-TP ($2.7 million) and $1.2 million related to amortization of deferred finance costs. In 1996, amortization charges of $2.5 million relating to Teleport-TP were included in Technocom's share of losses from equity investments.

     Share of income/(loss) from equity investments. The Company's share in losses from equity investments decreased from $2.7 million in 1996 to $0.5 million in 1997. In 1996, Teleport-TP's net earnings were included in this figure. In 1997, they were fully consolidated within Technocom.

     Interest and other income. Interest and other income of $3.6 million in 1997 compared with $4.9 million earned in 1996. The 1997 figure includes a $1.0 million gain related to the Company's disposal of its 10.4% interest in SPMMTS in June 1997 for gross proceeds of $17.2 million. The 1996 figure was comprised primarily of interest earned on the $46.0 million put into escrow during the year plus interest earned on funds held by Technocom.

     Interest expense. Interest expense of $17.8 million in 1997 compared with $10.0 million incurred in 1996 and consisted of interest on bank indebtedness and short-term borrowings of $1.3 million, interest accreted on the Senior Notes of $14.1 million and interest paid on the Convertible Notes of $2.4 million.

     Foreign exchange loss. In 1997, the Company incurred foreign exchange losses of $0.3 million as compared to $0.6 million in 1996 which related to unfavorable movements in the U.S. exchange rate vis-a-vis a number of foreign currencies during the year in relation to the Company's net monetary assets.

     Income taxes. The income tax charge for 1997 was $7.7 million compared with $3.7 million in 1996. The provision for income taxes relates substantially to current income taxes in the Company's Russian and Kazakh businesses and its increase over 1996 reflects the increased operating profitability of these subsidiaries during the year.

     Minority interest. Minority interest related principally to the minority shareholdings held in PeterStar (40%), ALTEL (50%) and Technocom (19.6%). Minority interest of $9.4 million in 1997 compared with $2.5 million in 1996 reflecting the improved profitability of these businesses during the year.

     The following table compares the results of operations of the Company's principal operating subsidiaries in 1997 with 1996:

                                   PETERSTAR         ALTEL          TECHNOCOM             BCL
                                   YEAR ENDED      YEAR ENDED       YEAR ENDED         YEAR ENDED
                                  ------------    ------------    --------------    ----------------
($ MILLION)                       1997    1996    1997    1996    1997     1996     1997     1996(1)
-----------                       ----    ----    ----    ----    -----    -----    -----    -------
Revenues........................  54.5    32.5    30.0    19.1     21.0      4.7      7.6       5.3
Gross profit -- $...............  38.6    20.7    23.1    13.7      7.9      2.2      4.7       3.2
Gross profit -- %...............  70.8%   63.7%   77.0%   71.7%    37.6%    46.8%    61.8%     60.4%
Operating income/ (loss) -- $...  20.5     8.0    10.9     6.0     (3.6)    (0.4)     1.2       1.1
Operating income/ (loss) -- %...  37.6%   24.6%   36.3%   31.4%   (17.1)%   (8.5)%   15.8%     20.8%
Net income/(loss) -- $..........  16.5     5.9     7.2     4.5     (4.5)    (0.3)     0.8       0.8
Net income/(loss) -- %..........  30.3%   18.2%   24.0%   23.6%   (21.4)%   (6.4)%   10.5%     15.1%
EBITDA -- $.....................  24.1    10.3    13.9     7.8     (1.5)    (0.6)     1.7       1.4
EBITDA -- %.....................  44.2%   31.7%   46.3%   40.8%    (7.0)%  (12.8)%   22.4%     26.4%
% PLD ownership at end of
  period........................  60.0%   60.0%   50.0%   50.0%    80.4%    50.8%   100.0%    100.0%

---------------
(1) Nine months ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended December 31, 1998, a total of $19.9 million in cash was generated from operations (1997 -- $10.8 million; 1996 -- $15.6 million), $20.8 million was used in net investing activities (1997 -- $40.9 million;
1996 -- $88.2 million) and $11.8 million was used in financing activities
(1997 -- $6.7 million provided by financing activities; 1996 -- $97.6 million provided by financing activities).

     Funds held in escrow at December 31, 1998 decreased to $14.9 million from $33.9 million at the end of 1997 reflecting various escrow draw downs used to finance capital equipment purchases. As of December 31, 1998, the Company had a working capital deficit of $16.0 million compared to a working capital deficit of $1.4 million at the end of 1997.

     As of December 31, 1998, the Company reported consolidated total assets of $352.1 million ($335.6 million as of December 31, 1997) which consisted of $37.4 million in current assets (including $4.6 million in cash and cash equivalents), $168.9 million in property and equipment, $77.4 million in unamortized telecommunications licenses relating to PeterStar, ALTEL and Teleport-TP, escrow funds of $14.9 million and other assets and investments of $52.3 million, including $10.6 million in goodwill, net of amortization, relating to the Company's November 1997 acquisition of an additional 29.65% interest in Technocom and $24.4 million in goodwill relating to the Company's August 1998 acquisition of an additional 11% interest in PeterStar.

     Long-term indebtedness of $151.8 million, consisting primarily of the Company's Senior and Convertible Notes, as a percentage of total assets, was 43% as of December 31, 1998, compared to $133.5 million or 40% of total assets as of December 31, 1997.

     Shareholders' equity of $124.9 million, as of December 31, 1998, compared with $127.2 million as of December 31, 1997, and consisted of $244.8 million in common stock and additional paid-in capital offset by the Company's deficit of $119.9 million. The Company's ratio of long-term indebtedness to equity at December 31, 1998 was 122% compared to 105% at December 31, 1997.

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

     The obligation to raise $20.0 million in equity by May 31, 1998 was also a requirement under the terms of the $12.32 million Series A and $3.1 million Series B Revolving Credit Notes issued to the Travelers Parties in November 1997 in connection with the Company's additional investment in Technocom. See "Business -- Recent Developments -- Travelers Financing." As a result of the Company's not raising such equity, the annual interest rate on the Series A and B Notes increased from 12% to 15% as of June 1, 1998.

     The Company was obliged to make required amortization payments in respect of the Series B Notes of $1 million on each of July 31 and August 31, and a final payment of $1.1 million on September 30. In relation to the Series A Notes, the Company was obliged to make a required amortization payment of $1 million on October 31, a further payment of $1 million on November 30 and a final payment of $10.32 million on December 31, 1998.

     The Company made the required payments due with respect to the Series B Notes on July 31 and August 31 and by agreement with the holders of the Series B Notes, the final payment of $1.1 million due on September 30 was deferred to December 31, 1998. Payment of this amount was guaranteed by News, which owns approximately 38% of the Company's Common Stock. See "Business -- Recent Developments -- Transactions with Cable & Wireless and News" and "-- Travelers Financing."

     By agreement with the holders of the Series A and Series B Notes, the $1 million required payments due on the Series A Notes on October 31 and November 30 were also deferred to December 31, 1998, and these amounts were also guaranteed by News.

     In addition to the required amortization payments called for under the terms of the Revolving Credit Notes, the Company did not effect certain voluntary amortization (or "targeted reduction in commitment") payments in respect of the Revolving Credit Notes of $0.5 million on July 31, 1998, $0.5 million on August 31, 1998, $1.0 million on September 30, 1998, $1.5 million on October 31, 1998 and $1.5 million on November 30, which resulted in the issuance of a total of 182,000 warrants to Travelers to acquire shares of common stock of the Company at an exercise price of $8.625 per share.

     The Travelers Parties have given the Company a series of payment deferrals since December 31, 1998 with respect to the amounts due under the Series A and Series B Notes, the last of which was given on February 28, 1999 and defers payment of the Notes to April 30, 1999. At the same time, the Travelers Parties have expressly reserved their rights to claim all of the Default Warrants to which they would be entitled under the formula described above, and also to claim that the exercise price of the Travelers Warrants and the Additional Warrants has been reset at $0.01 per share.

     Management of the Company is actively engaged in pursuing ways in which to settle the Company's obligations to the Travelers Parties. While management believes that, as long as progress towards settlement of such obligations is being made, the Travelers Parties will be willing to agree to additional payment deferrals, there can be no assurance that they will do so, or that they will not demand payment in full of the Series A and Series B Notes. The Company's failure to make payment in full could result in a cross-default under and acceleration of the Senior Notes and the Convertible Notes. This in turn could require the Company to resort to extraordinary measures, including making sales of assets under distressed conditions or ultimately seeking the protection of the bankruptcy courts. See "Risk Factors -- Risks Involving the Company -- Repayment of Travelers Financing" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     In addition, the Company may become obligated to make payments in July 1999 of up to $28.2 million to Plicom and Elite, the two minority shareholders of Technocom, as a result of the following. The Company has put and call agreements with Plicom and Elite which, following the November 1997 acquisition by the Company of a portion of each of their interests in Technocom, beneficially own 14.57% and 5.03%, respectively, of the ordinary shares of Technocom. Under the put and call option agreement with Plicom, Plicom has the right, commencing June 30, 1999 and continuing until June 30, 2019, to require the Company to acquire its remaining holding in Technocom, and the Company has the right to require Plicom to sell such holding, for a purchase price of $17.5 million. Under its put and call option agreement with Elite, Elite has: (i) the right, commencing June 30, 1998 and continuing until June 30, 2019, to require the Company to acquire 2 of its remaining shares in Technocom, and the Company has the right to require Elite to sell such shares, for a purchase price of $1 million or, at Elite's option, that number of shares of Common Stock which results from dividing $1 million by the lower of $5.85 and the average closing price of such shares over the preceding ten trading days; and (ii) the further right, commencing June 30, 1999 and continuing until June 30, 2019, to require the Company to acquire its 8 remaining shares in Technocom, and the Company has the right to require Elite to sell such shares, for a purchase price based on the Company's valuation of Technocom, provided that such purchase price shall not be less than $6,689,655 nor more than $9,620,689.

     The Company currently does not anticipate having sufficient funds on hand to meet its repurchase obligations in the event that either Plicom or Elite was to exercise its rights to put its shares to the Company. The Company is engaged in efforts to address this, including arranging for alternate financing or, in lieu of such financing, reaching some accommodation with the minority shareholders regarding their put options. In the event that no additional financing can be arranged nor any alternate accommodation reached and either party exercises its rights to put its shares to the Company for cash, the Company would have to resort to extraordinary measures, including making sales of assets under distressed conditions or ultimately seeking the protection of the bankruptcy courts. See "Risk Factors -- Risks Involving the
Company -- Technocom Minority Shareholders' Put Options."

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

     Implementation of the Company's Cardlink business and the Carrier Services Business, both of which are already underway, is expected to accelerate during 1999. The Company will be required to support both businesses until they become self-financing. While Cardlink is not expected to require significant immediate cash, development of the first phase of the Carrier Services Business is expected to require approximately $17 million. Some part of the capital expenditures required for the Carrier Services Business is expected to come from the Senior Note escrow account, and a further part from vendor financing. However, some additional funding will likely be required to develop the Carrier Services Business until it is able to generate sufficient cash to be self-sustaining (in terms of generating sufficient cash to fund its operating and capital needs), which is not expected to occur until 2000.

     In addition, the Company continues to assess acquisition opportunities throughout the C.I.S. which may complement and add value to the Company's existing businesses. To the extent that the Company enters into any agreements to acquire or invest in additional companies operating in the C.I.S., additional debt and/or equity financing may be required.

     The Company intends to address its financing needs as follows. As noted above, the Company's most immediate issues are its obligations in respect of the Travelers financing and its potential obligations related to the Technocom minority shareholders' put options. While there can be no assurance that these two issues will both be successfully resolved, management of the Company is pursuing a number of possible solutions and believes that ultimately a solution or solutions will be found. Assuming a successful resolution, such resolution may also provide a means whereby the Company can fund some or all of the other matters described above. Alternatively, the Company expects to be in a position to fund such other matters out of a combination of internally generated cash, vendor financing, escrow funds, proceeds of sales of assets and external financing, all of which the Company believes will be sufficient, assuming a resolution of the two main issues described above, to permit it to meet its obligations through the end of 1999, as well as continuing the development of its businesses.

EFFECTS OF NEWLY-ISSUED ACCOUNTING PRONOUNCEMENTS

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

     The American Institute of Certified Public Accountants issued Statement of Position No. 98-1 (SOP 98-1) "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Statement of Position No. 98-5 (SOP 98-5) "Reporting on the Costs of Start-Up Activities" in 1998. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company was required to adopt both new statements in the first quarter of 1999. The adoption of these statements is not expected to have a material effect on the Company's consolidated financial statements.

YEAR 2000 ISSUE

     The Year 2000 issue exists because many computer systems and applications, particularly older systems and applications, use a two-digit, rather than a four-digit, date field to designate a particular year. As a result of the century change, date-sensitive systems may recognize dates in the twenty-first century (i.e., after 2000) as dates in the twentieth century (i.e., the corresponding year commencing with the prefix 19--). Equally, such systems may not recognize dates in the twenty-first century at all. All of this could lead to system failures or miscalculations which could lead to disruption of operations such as data being lost, an inability to process transactions, incorrect data being generated and critical deadlines being overlooked. The impact of these disruptions could be significant.

     The Company has conducted, and has caused each of its operating subsidiaries to conduct a survey of the equipment and software used by them.

     The Company's business involves the supply of services. To the very limited extent that it maintains actual inventory for sale (e.g., cellular telephone equipment sold to subscribers for its cellular telephony services), it does not manufacture such inventory itself but resells goods supplied by recognized manufacturers of such goods.

     Its survey has involved testing of equipment as well as contacting the manufacturers of equipment and producers of software (or review of materials published by such parties, including websites) to assess such parties' Year 2000 readiness. Such survey has indicated that, except in a few instances, the equipment and software which it uses are Year 2000 compliant. The Company is taking steps to upgrade or replace those items which are not compliant. In many cases the items required to be upgraded or replaced were due to be upgraded or replaced in any event, so that the Company's exposure has been the acceleration of already planned expenditures, rather than new or unanticipated expenditures. The Company expects that essentially all of its upgrading and replacement work, and any remaining testing required, will be complete by the end of the third quarter of 1999.

     To date, the Company has expended approximately $400,000 for remediation efforts and expects that its total remediation costs, including scheduled upgrades and replacements of approximately $3,100,000, will be approximately $4,000,000.

     Starting in January 1998, all operating businesses were required to use their best efforts to obtain specific warranties of Year 2000 compliance from parties with which they contract for products or services thereafter. While almost all new contracts for products or services entered into since that date have contained some form of warranty, these have generally been limited to recovering of direct losses, and not indirect or consequential losses, such as loss of revenues or profits. In consequence, the actual efficacy of such warranties may be somewhat limited.

     Additionally, all operating businesses have been required to review the terms under which they have heretofore supplied products and/or services to third parties. No case has been identified in which any operating business has specifically guaranteed Year 2000 compliance, and the Company has instituted a policy regarding the giving of such guarantees in the future in order to control and limit possible exposure thereunder. Further, since none of the operating businesses manufacture equipment or produce proprietary software for customers other than in exceptional cases, virtually all such transactions involve the re-sale or assignment of products and services supplied by others. Accordingly, the Company believes that, to the extent that such products and services are either warranted or shown to be Year 2000 compliant, its own exposure is commensurately reduced.

     While there can be no assurances that equipment failures will not occur, the effect of such failures may be ameliorated by the fact that such equipment is usually part of a network of facilities and equipment maintained by the Company. This means that a failure in an individual component will not necessarily cause a substantial disruption to the network as a whole, because no individual item is critical to the operation of the network as a whole, and the network also provides opportunities to by-pass the failure.

     The foregoing indicates that, to the extent that its business depends upon equipment, software, facilities and networks under its control, the Company believes that, by the year 2000, it will have taken all steps reasonably required to ensure that those items are Year 2000 compliant, and that it has reasonable contingency arrangements to deal with failures.

     The Company's principal Year 2000 risks arise from the fact that it is dependent for the completion of its calls upon a variety of other traffic carriers who provide interconnection and termination services. Since in many cases there are a variety of routes over which traffic can be carried, it is simply not possible for the Company to verify that each entity which could be involved in providing telecommunications services to its operating subsidiaries will be Year 2000 compliant. To a large extent, the Company is reliant in these circumstances on the actions of the other telecommunications operators and service providers to ensure that their counterparts are Year 2000 compliant. While the Company believes that the parties providing these services which are based in the United States and other Western countries are expected to be substantially Year 2000 compliant, the Year 2000 compliance and readiness of the Russian and other C.I.S. parties with which the Company's operating businesses interact appears to be substantially behind that of Western parties. The Company has been unable to determine with any degree of certainty the extent to which its interconnect partners in the C.I.S. are non-compliant because those parties have generally been reluctant to share this information. The recent decision by the Russian government not to cooperate in Year 2000 compliance exercises, prompted by the Kosovo crisis, is likely to make it more difficult for the Company to obtain this information. Nevertheless the Company believes, based on such reluctance and anecdotal and other evidence, that many of those partners, particularly in those in the less developed regions of the Russian Federation or the C.I.S., are substantially non-compliant.

     Furthermore, the likelihood that those parties will be able to become Year 2000 compliant seems problematical, given the limited amount of time left for this, the severe funding constraints faced by those parties, principally as a result of poor economic conditions in their home countries, and the possible lack of governmental pressure on those parties.

     Accordingly, there is a significant risk that the Company's operating businesses may experience disruptions in their operations as a result of their C.I.S. interconnect partners not being able to complete calls or pass traffic to those businesses. While the Company is unable to predict the extent or duration of such disruptions, the possibility exists that they could be extensive, and also take considerable time, perhaps even months, to correct.

     An additional risk is the likelihood that the billing systems of those interconnect partners may also be disrupted, resulting in those partners being unable to collect from their customers or to make timely settlements with the Company's operating businesses.

     Accordingly, the Company believes that there is a considerable risk that it will experience disruptions in providing telecommunications services to and from the countries of the C.I.S. which it serves, and that those disruptions may be substantial. Given its inability to obtain an accurate assessment of the extent to which its C.I.S. partners may be non-compliant, it is impossible for the Company to predict either the extent or the magnitude of those disruptions. Nevertheless, they have the potential to adversely impact the operations of its operating subsidiaries, and such adverse impact may be material.

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

TAXATION

     The Company and its subsidiaries are subject to a number of taxes in different jurisdictions. The most significant taxes affecting the Company and its subsidiaries are likely to be taxes in Russia, Kazakhstan and Belarus (including withholding taxes) and income taxes payable by the Company in the United States. Withholding taxes could apply to distributions by the Company's operating businesses in Russia, Kazakhstan and Belarus and to distributions by intermediate level companies in jurisdictions outside Russia, Kazakhstan, Belarus and the United States. The Company has attempted to mitigate the potential for withholding tax liabilities in Russia by structuring its interests through a Cypriot holding company, thereby taking advantage of the double taxation treaty between the Russian Federation and Cyprus. As a result of the Continuance and its ability to take advantage of the double taxation treaties between the United States and the Russian Federation and Kazakhstan, respectively, the Company may elect to hold its interests through one or more Delaware holding companies. Notwithstanding this, obtaining the benefits of applicable tax treaties can be extremely difficult due to the documentary and other requirements imposed by the Russian and Kazakh authorities. For example, the Kazakh tax authorities require withholding on almost any kind of out-payment, including management fees and expense reimbursements, not just items of income, and additionally specify that an exemption application be submitted in respect of every payment made (as opposed to permitting blanket exemptions), while at the same time requiring non-standard certifications from the home country taxing authority. In addition, a recent instruction issued by the Russian State Tax Service mandates full withholding regardless of any treaty and requires the recipient to seek to obtain a refund for withholding in excess of treaty amounts, although in practice those refunds can be difficult to obtain. The need to comply with these provisions may negate or impair tax planning initiatives undertaken by the Company to reduce its and its subsidiaries' overall tax obligations in Russia and Kazakhstan. As respects Belarus, the opportunities for minimizing tax liabilities is very limited, given the relatively undeveloped tax system in that country, and the uncertain status of its tax treaty network.

     In general, the Company's Russian, Kazakh and Belarussian operating businesses are faced with a wide variety of taxes, including property taxes, advertising taxes, road taxes, housing taxes, transport taxes and education taxes. In addition, PeterStar, Technocom and ALTEL are subject to corporate profits taxes of 34%, 35% and 30%, respectively. The tax systems in Russia, Kazakhstan and Belarus have changed rapidly in recent years and may undergo additional changes, which may have a material adverse effect on the Company.

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

     At December 31, 1998, the Company had operating loss carryforwards for U.S. federal income tax purposes of approximately $56.2 million. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable future income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning in making these assessments.

     At December 31, 1996, the Company had operating loss carryforwards for Canadian income tax purposes of approximately $36.0 million and allowable capital loss carryforwards of approximately $19.0 million. Upon the Company's emigration to the United States in February 1997, these losses did not carryover for U.S. tax purposes.

CURRENCY CONTROLS

  THE RUSSIAN FEDERATION

     Exchange Controls. Following the economic crisis in August and September 1998, the Russian Federation introduced more stringent procedural requirements on Russian residents wishing to pay non-residents in hard currency. The main reason for this was to attempt to reduce the level of illegal hard currency outflow from the country. Significant documentary requirements may be required in respect of payments in U.S. Dollars between Russian residents (which generally includes all Russian companies and citizens resident in Russia) and non-residents (which generally includes non-Russian companies even if they have a representative office or other permanent establishment in Russia) for current currency transactions (generally those where payment is made within 90 days of the provision of goods and services). Payments in U.S. Dollars classified as movements of capital (which generally includes direct investments, portfolio investments, acquisition of real estate and payments made pursuant to loan agreements, or agreements for the lease or sale of goods and services having terms of over 90 days) are subject to licensing by the Central Bank. The Company believes that all of its operating subsidiaries hold, or have applied for and expect eventually to receive, all required Central Bank licenses. The need to apply for Central Bank licenses can be burdensome, because of the substantial documentary and other requirements involved and because of the considerable length of time involved, often running into several months. Failure to apply for the appropriate licenses, or to receive the outstanding licenses could result in fines and penalties. See "Business -- Risk Factors -- Risks Involving the Company -- Currency Controls." Finally, banks in Russia require that certain hard currency transfers be accompanied by a "transaction passport" setting forth that all required tax and regulatory requirements have been followed. Other requirements may be introduced in the future by the Russian Federation to control further hard currency payments from the country.

     Payments between Russian residents must generally be made in Roubles. Russian companies may exchange Roubles for U.S. Dollars if they can document U.S. Dollar-denominated liabilities that are due and payable within specified periods. Russian companies are required to convert 75% of most hard currency earnings into Roubles, but (as noted in the preceding sentence) may be able to reconvert such amounts into hard currency if they can document hard currency denominated liabilities that are due and payable within a specified period. Roubles may not be lawfully exported from, or converted into, other currencies outside of Russia.

     Availability of Hard Currency for Conversion Purposes. The ability of foreign investors to convert Roubles into hard currency is also subject to the availability of hard currency in the Russian currency markets. Although there is an existing market within Russia for the conversion of Roubles into other currencies, including the interbank currency exchange, over-the-counter and currency futures markets, conversion of Roubles at times of crisis, such as in August 1998, may be difficult.

     Exchange Rates. Significant fluctuations in the value of the Rouble against the U.S. Dollar and other hard currencies can also have a material impact on the value of a foreign investor's Rouble dividend income or Rouble proceeds from the sale of Rouble denominated securities. The history of trading in the Russian Rouble against the U.S. Dollar has been characterized by significant declines in value and considerable volatility, although the Russian Rouble experienced relative stability against the U.S. dollar during 1996 and 1997. However, during 1998 and the early part of 1999, the Russian Rouble has been under considerable pressure and suffered substantial declines against the U.S. Dollar and other currencies. See "Risk Factors -- Country Risks -- Russian Economic and Political Turmoil." These substantial declines resulted in foreign exchange losses by the Company's operating businesses during the second half of 1998, and may continue to adversely affect the results of such businesses. See "Business -- Risk
Factors -- Country Risks -- Restrictions on Currency Conversion; Historical Volatility in Currency Prices."

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

     Exchange Rates. Significant fluctuations in the value of the Tenge against the U.S. Dollar and other hard currencies can also have a material impact on the value of a foreign investor's Tenge dividend income or Tenge proceeds for the sale of Tenge-denominated securities. In Kazakhstan a market exists for the conversion of Tenge into other currencies, but it is limited in size and is subject to rules limiting the purposes for which conversion may be effected. The history of trading in the Kazakh Tenge against the U.S. Dollar has been characterized by significant declines in value and considerable volatility, although the Kazakh Tenge experienced relative stability against the U.S. dollar during 1996 and 1997. After remaining relatively stable during 1998, the Kazakh Tenge has started to weaken, reflecting concerns about the health of the country's economy, as a result of Russia's economic and financial problems. See "Risk Factors -- Country Risks -- Russian Economic and Political Turmoil."

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

     Impact upon the Company. The Company has not experienced particular difficulties with the Kazakh exchange control regime. Both dividends and management fees have been received from ALTEL during 1998. While there are paperwork requirements in relation to hard currency transfers, these have not delayed the making of such transfers.

INFLATION

     Since the break-up of the Soviet Union, the economies of Russia, Kazakhstan and Belarus have been characterized by high rates of inflation. Although in 1996 and 1997, inflation in the first two countries decreased substantially, inflation in Russia increased dramatically following the August 1998 financial crisis, and there increased risks of inflation in Kazakhstan. The inflation rates in Belarus have been at hyperinflationary levels for some years, and as a result the currency has essentially lost all intrinsic value. If the Company's operating businesses are unable to increase prices in line with inflation, due to competitive pressures or otherwise, the results of operations of the Company's operating businesses may be adversely affected.

EXCHANGE RATES

     The following tables summarize the Rouble-U.S. Dollar and Tenge-U.S. Dollar exchange rates since January 1995 (rates are not provided for the Belarussian Ruble because this is essentially inconvertible):

                      ROUBLE/U.S. DOLLAR EXCHANGE RATES(1)

MONTH                                                        1995     1996     1997      1998
-----                                                        -----    -----    -----    ------
January....................................................  3,550    4,640    5,636     6,021
February...................................................  4,059    4,736    5,676     6,070
March......................................................  4,400    4,830    5,726     6,106
April......................................................  4,008    4,940    5,760     6,133
May........................................................  5,130    5,031    5,773     6,160
June.......................................................  4,958    5,105    5,771     6,198
July.......................................................  4,539    5,189    5,798     6,238
August.....................................................  4,405    5,352    5,824    10,050
September..................................................  4,445    5,396    5,861    15,910
October....................................................  4,495    5,455    5,887    16,650
November...................................................  4,509    5,511    5,917    18,225
December...................................................  4,578    5,550    5,997    20,620

---------------
(1) Spot rate on the last business day of each month.

                      TENGE/U.S. DOLLAR EXCHANGE RATES(1)

MONTH                                                         1995    1996    1997    1998
-----                                                         ----    ----    ----    -----
January.....................................................  55.6    65.5    75.8     76.4
February....................................................  60.1    65.3    75.5     76.4
March.......................................................  60.8    66.0    75.3     76.5
April.......................................................  63.5    67.1    75.4     76.5
May.........................................................  64.3    66.9    75.5     76.6
June........................................................  64.3    67.2    75.6     76.8
July........................................................  63.2    67.5    75.5     77.3
August......................................................  59.0    68.1    75.6     78.6
September...................................................  60.9    68.8    75.6     80.2
October.....................................................  61.7    69.5    75.6     81.2
November....................................................  63.9    70.4    75.6     82.6
December....................................................  59.6    73.1    76.2     83.8

---------------
(1) Spot rate on the last business day of each month.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's finance department is responsible for the evaluation and, to the extent practicable, management of the Company's exposure to market risks.

     The Company's primary market risk is related to the movement in foreign currency exchange rates in the countries in which its operating businesses operate: Russia, Kazakhstan and Belarus. See "Risk Factors -- Country
Risks -- Restrictions on Currency Conversion; Historical Volatility in Currency Prices" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Currency Controls." The Company periodically evaluates the materiality of its foreign exchange exposures and the financial instruments available to mitigate this exposure. However, the Company does not currently believe that it is practical or economical to hedge these foreign currency exchange risks and as a result will continue to experience foreign currency gains and losses.

     With the exception of certain vendor financing at the operating business level (approximately $3 million in the aggregate), the Company's debt obligations, and those of its operating businesses, are fixed rate obligations, and are therefore not exposed to market risk from changes in interest rates. The Company does not believe that it is exposed to a material market risk from changes in interest rates. Furthermore, with the exception of the approximately $3 million in vendor financing which is denominated in Euros, the Company's long-term debt and that of its operating businesses is denominated in U.S. dollars. The Company does not believe that this Euro-denominated debt exposes the Company to a material market risk from changes in foreign exchange rates.

     The Company does not use any derivative instruments, either as a trading or non-trading activity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and its subsidiaries and supplementary data required by this item are attached to this report beginning on page F-1. In addition, the financial statements of (i) NWE Capital (Cyprus) Ltd., Wireless Technology Corporations Limited, as pledgees and guarantors under the terms of the Senior Notes and the Convertible Notes, (ii) Baltic Communications Limited, PLD Leasing and PLDCA, as guarantors under the terms of the Senior Notes and the Convertible Notes, and (iii) Technocom Limited, as a pledgee under the terms of the Senior Notes and the Convertible Notes, are attached to this report beginning on page F-35. No financial statements are included for PLD Capital Limited, a Cypriot company, even though it is a guarantor of the Senior Notes and Convertible Notes, because it is inactive and is to be liquidated in 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 called for by this Item, will be contained in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders (the "Proxy Statement"), and is incorporated herein by reference.

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

     (b)Reports on Form 8-K

        None

     (c) Exhibits.

     The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  2       Certificate of Domestication. (Exhibit 3.1)(9)
  3.1     Certificate of Incorporation. (Exhibit 3.2)(9)
  3.2     By-Laws. (Exhibit 3.3)(9)
  4.1     Indenture, dated as of May 31, 1996, among the Registrant, as Issuer, NWE Capital (Cyprus) Limited, PLD Asset Leasing
          Limited, PLD Capital Limited, Baltic Communications Limited
          and Wireless Technology Corporations Limited as Guarantors,
          and The Bank of New York, as Trustee, with respect to
          $123,000,000 aggregate principal amount at stated maturity of 14% Senior Discount Notes due 2004 (the "Senior Note
          Indenture") (including exhibits B, C, D and K only).
          (Exhibit 4.1)(10)
  4.2     Indenture, dated as of May 31, 1996, among the Registrant as
          Issuer, NWE Capital (Cyprus) Limited, PLD Asset Leasing
          Limited, PLD Capital Limited, Baltic Communications Limited
          and Wireless Technology Corporations Limited as Guarantors,
          and The Bank of New York, as Trustee, with respect to
          $26,500,000 aggregate principal amount of 9% Convertible
          Subordinated Notes due 2006 (the "Convertible Note
          Indenture") (including exhibit B only). (Exhibit 4.2)(10)
  4.3     First Supplemental Indenture, Amendment Agreement, Consent
          and Waiver, dated as of March 20, 1998, among the
          Registrant, as Issuer, NWE Capital (Cyprus) Limited, PLD
          Asset Leasing Limited, PLD Capital Limited, Wireless
          Technology Corporations Limited and Baltic Communications
          Limited, as Guarantors, Clayton A. Waite and Apropos
          Investments Ltd., as nominee shareholders, and The Bank of
          New York, as Trustee. (Exhibit 4.3)(11)
  4.4*    Second Supplemental Indenture, dated as of June 15, 1998,
          among the Registrant, as Issuer, NWE Capital (Cyprus)
          Limited, PLD Asset Leasing Limited, PLD Capital Limited, PLD
          Capital Asset (U.S.) Inc., Wireless Technology Corporations
          Limited and Baltic Communications Limited, as Guarantors,
          Clayton A. Waite and Apropos Investments Ltd., as nominee
          shareholders, and The Bank of New York, as Trustee.
  4.5*    Third Supplemental Indenture, dated as of January 12, 1999, among the Registrant, as Issuer, NWE Capital (Cyprus)
          Limited, PLD Asset Leasing Limited, PLD Capital Limited, PLD
          Capital Asset (U.S.) Inc., Wireless Technology Corporations
          Limited and Baltic Communications Limited, as Guarantors,
          Clayton A. Waite and Apropos Investments Ltd., as nominee
          shareholders, and The Bank of New York, as Trustee.
  4.6*    Global Exchange Note representing 14% Senior Discounted
          Notes due 2004.
  4.7     Global Note representing 9% Convertible Subordinated Notes due 2006. (Exhibit 4.4)(10)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  4.8     Warrant Agreement, dated as of May 31, 1996, between the
          Registrant and The Bank of New York as Warrant Agent.
          (Exhibit 4.9)(10)
  4.9     Warrant Certificate of the Registrant for 123,000 Warrants
          exercisable on or after December 10, 1996 and on or before
          June 12, 2006. (Exhibit 4.5)(10)
  4.10    Smith Barney Warrant Agreement, dated as of May 31, 1996,
          between the Registrant and The Bank of New York as Warrant
          Agent. (Exhibit 4.10)(10)
  4.11    Smith Barney Warrant Certificate of the Registrant for
          100,000 Warrants exercisable as to 50,000 Common Shares on or after June 12, 1996 and as to 50,000 Common Shares on or after October 30, 1996 and on or before April 30, 2001.
          (Exhibit 4.6)(10)
  4.12    Registration Rights Agreement, dated as of May 31, 1996,
          between the Registrant and Smith Barney Inc. (Exhibit
          4.7)(10)
  4.13    Purchase Agreement, dated May 24, 1996, between the
          Registrant and Smith Barney Inc. (without exhibits).
          (Exhibit 4.8)(10)
  4.14    Company Senior Note Escrow Account Agreement, dated as of
          May 31, 1996, among The Bank of New York as Escrow Agent, as
          Trustee under the Senior Note Indenture, as Trustee under
          the Convertible Note Indenture and the Registrant. (Exhibit
          4.11)(10)
  4.15    Company Convertible Note Escrow Account Agreement, dated as of May 31, 1996, among The Bank of New York as Escrow Agent, as Trustee under the Senior Note Indenture, as Trustee under the Convertible Note Indenture and the Registrant. (Exhibit
          4.12)(10)
  4.16    Leasing Company Escrow Account Agreement (PLD Asset Leasing
          Limited), dated as of May 31, 1996, among The Bank of New
          York as Escrow Agent, as Trustee under the Senior Note
          Indenture, as Trustee under the Convertible Note Indenture and PLD Asset Leasing Limited. (Exhibit 4.13)(10)
  4.17    Leasing Company Escrow Account Agreement (PLD Capital
          Limited), dated as of May 31, 1996, among The Bank of New
          York as Escrow Agent, as Trustee under the Senior Note
          Indenture, as Trustee under the Convertible Note Indenture and PLD Capital Limited. (Exhibit 4.14)(10)
  4.18*   Leasing Company Escrow Account Agreement (PLD Capital Asset
          (U.S.) Inc.), dated as of June 15, 1998, among The Bank of
          New York as Escrow Agent, as Trustee under the Senior Note
          Indenture, and as Trustee under the Convertible Note
          Indenture and PLD Capital Asset (U.S.) Inc.
  4.19    Company Senior Note Security and Pledge Agreement, dated as of May 31, 1996, by the Registrant in favor of The Bank of
          New York, as Trustee under the Senior Note Indenture, as
          Trustee under the Convertible Note Indenture, and as
          Collateral Agent. (Exhibit 4.15)(10)
  4.20    Company Convertible Note Security and Pledge Agreement,
          dated as of May 31, 1996, by the Registrant in favor of The
          Bank of New York, as Trustee under the Convertible Note
          Indenture, as Trustee under the Convertible Note Indenture, and as Collateral Agent. (Exhibit 4.16)(10)
  4.21    Leasing Company Security and Pledge Agreement (PLD Asset
          Leasing Limited), dated as of May 31, 1996, by PLD Asset
          Leasing Limited in favor of The Bank of New York, as Trustee under the Senior Note Indenture, as Trustee under the
          Convertible Note Indenture, and as Collateral Agent.
          (Exhibit 4.17)(10)
  4.22    Leasing Company Security and Pledge Agreement (PLD Capital
          Limited), dated as of May 31, 1996, by PLD Capital Limited in favor of The Bank of New York, as Trustee under the
          Senior Note Indenture, as Trustee under the Convertible Note
          Indenture, and as Collateral Agent. (Exhibit 4.18)(10)
  4.23    NWE Cyprus Senior Note Security and Pledge Agreement, dated as of May 31, 1996, by NWE Capital (Cyprus) Ltd. in favor of
          The Bank of New York, as Trustee under the Senior Note
          Indenture, as Trustee under the Convertible Note Indenture, and as Collateral Agent. (Exhibit 4.19)(10)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  4.24*   Leasing Company Security and Pledge Agreement (PLD Capital
          Asset (U.S.) Inc.), dated as of June 15, 1998, by PLD
          Capital Asset (U.S.) Inc. in favor of The Bank of New York, as Trustee under the Senior Note Indenture, as Trustee under the Convertible Note Indenture, and as Collateral Agent.
  4.25    Revolving Credit Agreement, dated as of November 26, 1997, between the Registrant, The Travelers Insurance Company and
          The Travelers Indemnity Company. (Exhibit 4.21)(11)
  4.26    Form of 12% Series A Senior Secured Revolving Credit Note.
          (Exhibit 4.22)(11)
  4.27    Form of 12% Series B Senior Secured Revolving Credit Note.
          (Exhibit 4.23)(11)
  4.28    Warrant Agreement, dated as of November 26, 1997, between
          the Registrant and The Bank of New York, as Warrant Agent.
          (Exhibit 4.24)(11)
  4.29    Form of Series A Warrant Certificate. (Exhibit 4.25)(11)
  4.30    Form of Series B Warrant Certificate. (Exhibit 4.26)(11)
  4.31    Registration Rights Agreement, dated as of November 26,
          1997, between the Registrant, The Travelers Insurance
          Company and The Travelers Indemnity Company. (Exhibit
          4.27)(11)
  4.32    Guaranty Agreement, dated as of November 26, 1997, made and given by Wireless Technology Corporations Limited and Baltic
          Communications Limited in favor of The Travelers Insurance
          Company and The Travelers Indemnity Company. (Exhibit
          4.28)(11)
  4.33    Trust Agreement, dated as of November 26, 1997, between the
          Registrant and The Bank of New York, as Trustee. (Exhibit
          4.29)(11)
  4.34    Security Agreement (Inventory and Receivables), dated as of
          November 26, 1997, between the Registrant and The Bank of
          New York, as Trustee. (Exhibit 4.30)(11)
  4.35    Pledge Agreement, dated as of November 26, 1997, between the
          Registrant and The Bank of New York, as Trustee. (Exhibit
          4.31)(11)
  4.36*   Revolving Credit Agreement, dated as of September 30, 1998, between PLD Telekom Inc. and News America Incorporated,
          including the form of promissory note issuable thereunder.
  4.37*   Schedule of Promissory Notes issued under the Revolving
          Credit Agreement, dated as of September 30, 1998, between
          PLD Telekom Inc. and News America Incorporated.
 10.1     PLD Telekom Inc. 1997 Equity Compensation Plan. (Exhibit
          10.1)(11)
 10.2     Service Agreement, dated August 1, 1997, between the
          Registrant and James R.S. Hatt. (Exhibit 10.2)(11)
 10.3     Employment Letter, effective June 1, 1997, between the
          Registrant and John G. Davies. (Exhibit 10.3)(11)
 10.4     Amendment, dated July 30, 1997, to Employment Letter between the Registrant and John G. Davies. (Exhibit 10.4)(11)
 10.5     Service Agreement, dated July 1, 1997, between the
          Registrant and Simon Edwards. (Exhibit 10.5)(11)
 10.6     Service Agreement, dated November 26, 1997, between the
          Registrant and Boris Antoniuk. (Exhibit 10.8)(11)
 10.7     Consultancy Agreement, dated December 28, 1994, between
          Technocom Limited and Elite International Limited. (Exhibit
          10.9)(11)
 10.8     Amendment, dated November 26, 1997, to the Consultancy
          Agreement between Technocom Limited and Elite International
          Limited. (Exhibit 10.10)(11)
 10.9     Service Agreement between the Registrant and Newmark Capital
          Limited dated as of January 1, 1995. (Exhibit 2(o))(8)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.10    Warrant to Purchase Common Shares, dated July 28, 1994,
          between the Company and Dominion Capital Inc. (Exhibit
          10.28)(4)
 10.11    Agreement to Purchase Warrants, dated July 28, 1994, between the Registrant and Cable & Wireless. (Exhibit 10.25)(4)
 10.12    Agreement dated May 31, 1992 between Tiller International
          Limited and the Registrant. (Exhibit 2(m))(1)
 10.13    Joint Venture Agreement, dated as of December 31, 1993,
          between Wireless Technology Corporations Limited and
          Kompania Besprovodnye Seti Sviazi. (Exhibit 3(b))(3)
 10.14    Interconnection Agreement, dated as of February 4, 1994,
          between the Ministry of Communications of the Republic of
          Kazakhstan and ALTEL. (Exhibit 3(d))(3)
 10.15    Amendment, dated February 28, 1996, to the Interconnection
          Agreement between Kazakhtelekom and ALTEL. (Exhibit
          10.28)(11)
 10.16    Cellular System Equipment Purchase Agreement dated as of May
          4, 1994 between ALTEL and Motorola Inc. (Exhibit 3(k))(3)
 10.17    Cellular System Installation & Optimization Agreement dated as of May 4, 1994 between ALTEL and Motorola Inc. (Exhibit
          3(l))(3)
 10.18    Put and Call Letter Agreement, dated as of June 3, 1994,
          between the Company and Monogram Telecommunications Limited.
          (Exhibit 3(i))(3)
 10.19    Subscription Agreement, dated February 21, 1995, for
          $3,000,000 convertible note issued to the Registrant by
          Monogram. (Exhibit 2(a))(7)
 10.20    Agreement for the Acquisition of Ninety Percent of the
          Issued Share Capital of St. Petersburg Mayoralty & Tiller,
          dated as of March 7, 1994, among the Registrant, Tiller
          International Limited and Dian A/O. (Exhibit 3(j))(3)
 10.21    Purchase Agreement between Baltic Communications Limited and the Registrant dated January 27, 1996. (Exhibit 2(a))(8)
 10.22    Side letter between the Registrant and Baltic Communications
          Limited dated January 27, 1996. (Exhibit 2(c))(8)
 10.23    Share Purchase Agreement, dated April 26, 1995, between Lant
          Investments Limited and the Registrant. (Exhibit 2(b))(7)
 10.24    Escrow Agreement among the Registrant, Lant Investments
          Limited and Montreal Trust Company of Canada. (Exhibit
          2(c))(7)
 10.25    Registration Rights Agreement, dated as of April 26, 1995, between the Registrant and Lant Investments Limited.
          (Exhibit 2(d))(7)
 10.26    Share Sale and Purchase Agreement, dated November 2, 1994, between the Registrant and Plicom Limited. (Exhibit 2.3)(4)
 10.27    Form of Subscription and Shareholder Agreement between the
          Registrant, Plicom Limited, Elite International Limited and
          Technocom Limited. (Exhibit 2.4)(6)
 10.28    Amendment, dated November 26, 1997, to Subscription and
          Shareholder Agreement between the Registrant, Plicom
          Limited, Elite International Limited and Plicom Limited.
          (Exhibit 10.42)(11)
 10.29    Form of Deed of Covenant between the Registrant and Plicom
          Limited. (Exhibit 2.5)(4)
 10.30    Form of Put and Call Option Agreement dated November 4, 1994 between the Company and Plicom Limited. (Exhibit 10.20)(4)
 10.31    Amendment, dated November 26, 1997, to Put and Call Option
          Agreement between the Registrant and Plicom Limited.
          (Exhibit 10.46)(11)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.32    Amended and Restated Put and Call Option Agreement, dated
          November 26, 1997, between the Registrant and Elite
          International Limited. (Exhibit 10.47)(11)
 10.33    Share Purchase Agreement, dated November 26, 1997, among the
          Registrant, Technocom Limited, Plicom Limited and Mark
          Klabin. (Exhibit 10.48)(11)
 10.34    Share Purchase Agreement, dated November 26, 1997, among the
          Registrant, Technocom Limited and Elite International
          Limited. (Exhibit 10.49) (11)
 10.35    Securities Sale and Purchase Agreement between the
          Registrant and Redford Limited relating to SPMMTS. (Exhibit
          10.50)(11)
 10.36    Asset Exchange Agreement, dated April 19, 1998, between News
          America Incorporated and PLD Telekom Inc. (Exhibit 99.2)(13)
 10.37    Stock Purchase Agreement, dated April 19, 1998, between PLD
          Telekom Inc. and Cable and Wireless plc. (Exhibit 99.3)(13)
 10.38    Agreement for Lease, dated as of April 27, 1994, between the
          Registrant and The Scottish Life Assurance Company. (Exhibit
          3(o))(3)
 10.39*   Lease, dated as of October 15, 1998, between G.S. 505 Park,
          LLC and the Registrant.
 10.40*   Lease, dated as of December 1, 1998, between 67 Broad Street
          LLC and the Registrant.
 10.41    License Granted to ALTEL for the Operation of a Cellular
          Telecommunication System Providing Mobile
          Radiocommunications Services dated as of February 4, 1994.
          (Exhibit 3(c))(3)
 10.42    License No. 2463 issued to MTR-Sviaz dated September 21,
          1995 (Russian). (Exhibit 2(f))(8)
 10.43    License No. 4904 issued by the RSCC to PeterStar Company
          Limited for the provision of local, national and
          international telecommunications services via a dedicated
          network. (Exhibit 10.3)(10)
 10.44    License No. 4274 issued by the RSCC to PeterStar Company
          Limited for the provision of local and intercity telephone communications services. (Exhibit 10.4)(10)
 10.45    License No. N4199 issued by the RSCC to Teleport-TP for the provision of local and international telephone
          communications. (Exhibit 10.5)(10)
 10.46    License No. N4207 issued by the RSCC to Teleport-TP for the provision of international telecommunication services via
          dedicated network. (Exhibit 10.6)(10)
 10.47    License No. N4437 issued by the RSCC to Teleport-TP for the provision of international leased lines and circuits for the transmission of television signals. (Exhibit 10.7)(10)
 10.48    License No. 3654 issued to Teleport-TP for providing data
          transmission services. (Exhibit (2(e))(8)
21*       List of Subsidiaries.
 23.1*    Consent of KPMG LLP.
 23.2*    Consent of KPMG LLP.
 23.3*    Consent of KPMG.
 23.4*    Consent of KPMG.
 23.5*    Consent of Moore Stephens.
 23.6*    Consent of KPMG LLP.
 23.7*    Consent of KPMG.
 23.8*    Consent of KPMG.

---------------
  * Filed herewith

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

 (7) Filed as an Exhibit to the Company's Annual Report on Form 20-F for the year ended December 31, 1994.

 (8) Filed as an Exhibit to the Company's Annual Report on Form 20-F for the year ended December 31, 1995.

 (9) Filed as an Exhibit to the Company's Current Report on Form 8-K dated March 7, 1997.

(10) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(11) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Commission on March 31, 1998.

(12) Filed as an Exhibit to Amendment No. 2 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997, as filed with the Commission on July 22, 1998.

(13) Filed as an Exhibit to the Company's Current Report on Form 8-K dated April 22, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on March 31, 1999.

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

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----

                /s/ BORIS ANTONIUK                   Director                           March 31, 1999
---------------------------------------------------
                  Boris Antoniuk

             /s/ EDWARD CHARLES DILLEY               Director                           March 31, 1999
---------------------------------------------------
               Edward Charles Dilley

                 /s/ SIMON EDWARDS                   Director and Chief Financial       March 31, 1999
---------------------------------------------------    Officer (Principal Financial
                   Simon Edwards                       Officer)

               /s/ JAMES R. S. HATT                  Director, President and Chief      March 31, 1999
---------------------------------------------------    Executive Officer (Principal
                 James R. S. Hatt                      Executive Officer)

                /s/ GORDON HUMPHREY                  Director                           March 31, 1999
---------------------------------------------------
                  Gordon Humphrey

              /s/ GENNADY KUDRIATSEV                 Director                           March 31, 1999
---------------------------------------------------
                Gennady Kudriatsev

                /s/ VLADIMIR KVINT                   Director                           March 31, 1999
---------------------------------------------------
                  Vladimir Kvint

              /s/ I. MARTIN POMPADUR                 Director                           March 31, 1999
---------------------------------------------------
                I. Martin Pompadur

                 /s/ DAVID STOVEL                    Director                           March 31, 1999
---------------------------------------------------
                   David Stovel

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  4.4     Second Supplemental Indenture, dated as of June 15, 1998,
          among the Registrant, as Issuer, NWE Capital (Cyprus)
          Limited, PLD Asset Leasing Limited, PLD Capital Limited, PLD
          Capital Asset (U.S.) Inc., Wireless Technology Corporations
          Limited and Baltic Communications Limited, as Guarantors,
          Clayton A. Waite and Apropos Investments Ltd., as nominee
          shareholders, and The Bank of New York, as Trustee.
  4.5     Third Supplemental Indenture, dated as of January 12, 1999, among the Registrant, as Issuer, NWE Capital (Cyprus)
          Limited, PLD Asset Leasing Limited, PLD Capital Limited, PLD
          Capital Asset (U.S.) Inc., Wireless Technology Corporations
          Limited and Baltic Communications Limited, as Guarantors,
          Clayton A. Waite and Apropos Investments Ltd., as nominee
          shareholders, and The Bank of New York, as Trustee.
  4.6     Global Exchange Note representing 14% Senior Discounted
          Notes due 2004.
  4.18    Leasing Company Escrow Account Agreement (PLD Capital Asset
          (U.S.) Inc.), dated as of June 15, 1998, among The Bank of
          New York as Escrow Agent, as Trustee under the Senior Note
          Indenture, and as Trustee under the Convertible Note
          Indenture and PLD Capital Asset (U.S.) Inc.
  4.24    Leasing Company Security and Pledge Agreement (PLD Capital
          Asset (U.S.) Inc.), dated as of June 15, 1998, by PLD
          Capital Asset (U.S.) Inc. in favor of The Bank of New York, as Trustee under the Senior Note Indenture, as Trustee under the Convertible Note Indenture, and as Collateral Agent.
  4.36    Revolving Credit Agreement, dated as of September 30, 1998, between PLD Telekom Inc. and News America Incorporated,
          including the form of promissory note issuable thereunder.
  4.37    Schedule of Promissory Notes issued under the Revolving
          Credit Agreement, dated as of September 30, 1998, between
          PLD Telekom Inc. and News America Incorporated.
 10.39    Lease, dated as of October 15, 1998, between G.S. 505 Park,
          LLC and the Registrant.
 10.40    Lease, dated as of December 1, 1998, between 67 Broad Street
          LLC and the Registrant.
 21       List of Subsidiaries.
 23.1     Consent of KPMG LLP.
 23.2     Consent of KPMG LLP.
 23.3     Consent of KPMG.
 23.4     Consent of KPMG.
 23.5     Consent of Moore Stephens.
 23.6     Consent of KPMG LLP.
 23.7     Consent of KPMG.
 23.8     Consent of KPMG.

                       PLD TELEKOM INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM                                                          PAGE
----                                                          ----
Independent auditors' report................................  F-2
Consolidated balance sheets as of December 31, 1998 and
  1997......................................................  F-4
Consolidated statements of operations for the years ended
  December 31, 1998, 1997 and 1996..........................  F-5
Consolidated statements of shareholders' equity for the
  years ended December 31, 1998, 1997 and 1996..............  F-6
Consolidated statements of cash flows for the years ended
  December 31, 1998, 1997 and 1996..........................  F-7
Notes to consolidated financial statements..................  F-9

                          INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
PLD Telekom Inc.:

     We have audited the accompanying consolidated balance sheets of PLD Telekom Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PLD Telekom Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered recurring losses, has a working capital deficiency, and does not presently have sufficient funds on hand to meet its current debt obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          KPMG LLP

New York, NY
March 30, 1999

                                AUDITORS' REPORT

Shareholders and Board of Directors
PLD Telekom Inc.:

     We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of PLD Telekom Inc. and subsidiaries for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of the Company and subsidiaries and their cash flows for the year ended December 31, 1996 in accordance with United States generally accepted accounting principles.

                                          KPMG LLP

Chartered Accountants
Toronto, Canada
March 21, 1997

                       PLD TELEKOM INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                1998         1997
                                                              ---------    --------
ASSETS
Current assets:
  Cash and cash equivalents (note 7)........................  $   4,579    $ 17,256
  Trade receivables, net of allowance of $3,809 and $3,226,
     respectively...........................................     14,905      17,078
  Other receivables and prepaids............................      4,609       8,615
  Inventory.................................................      4,152       2,802
  Due from related parties (note 13(c)).....................      9,152       6,320
                                                              ---------    --------
     Total current assets...................................     37,397      52,071
Escrow funds (note 9).......................................     14,908      33,868
Property and equipment, net (note 4)........................    168,937     134,998
Telecommunications licenses (note 3), net of amortization of
  $37,737 and $26,294, respectively.........................     77,359      81,837
Due from related parties (note 13(c)).......................      2,011       3,011
Other investments (note 5)..................................      5,183       4,036
Goodwill, net of accumulated amortization of $1,656 and
  $575, respectively (notes 3(a) and (c))...................     36,368      12,709
Other assets (note 6).......................................      9,945      13,056
                                                              ---------    --------
          Total assets......................................  $ 352,108    $335,586
                                                              =========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings (note 8)............................     18,124      20,320
  Accounts payable..........................................     10,278      13,597
  Accrued liabilities.......................................      3,281       5,750
  Taxes payable.............................................      3,664         944
  Due to related parties (note 13(d)).......................      4,639       5,336
  Deferred revenues.........................................      2,869       3,128
  Customer deposits.........................................      4,271       3,070
  Other current liabilities.................................      6,270       1,312
                                                              ---------    --------
          Total current liabilities.........................     53,396      53,457
                                                              ---------    --------
Long-term debt (note 9).....................................    151,814     133,516
Minority interest...........................................     22,021      21,382
Commitments and contingencies (note 14).....................
Shareholders' equity (notes 9 and 10):
  Preferred stock, par value $.01 per share.
  Authorized 100,000,000 shares; issued and outstanding
     446,884 shares.........................................          4           4
  Common stock, par value $.01 per share.
  Authorized 100,000,000 shares; issued and outstanding
     37,846,789 shares in 1998 and 33,324,290 shares in
     1997...................................................        378         333
Additional paid-in capital..................................    244,419     204,007
Accumulated deficit.........................................   (119,924)    (77,113)
                                                              ---------    --------
          Total shareholders' equity........................    124,877     127,231
                                                              ---------    --------
          Total liabilities and shareholders' equity........  $ 352,108    $335,586
                                                              =========    ========

          See accompanying notes to consolidated financial statements.

                       PLD TELEKOM INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                           1998          1997          1996
                                                        -----------   -----------   -----------
Revenues:
Telecommunications (note 13(a)).......................  $   143,474   $   112,468   $    60,562
  Finance lease income................................        1,886         1,956         1,404
                                                        -----------   -----------   -----------
                                                            145,360       114,424        61,966
Direct costs..........................................       45,348        39,186        21,709
                                                        -----------   -----------   -----------
     Gross profit.....................................      100,012        75,238        40,257
                                                        -----------   -----------   -----------
Operating expenses:
  General and administrative..........................       57,672        38,716        24,791
  Depreciation........................................       14,745        10,433         5,226
  Amortization........................................       11,326         7,867         4,883
  Taxes other than income taxes.......................        6,321         6,204         2,490
                                                        -----------   -----------   -----------
          Total operating expenses....................       90,064        63,220        37,390
                                                        -----------   -----------   -----------
          Operating income/(loss).....................        9,948        12,018         2,867
Other income/(expense):
  Share of loss from equity investments, after
     amortization of licenses of $0, 0, and $2,477,
     respectively.....................................         (958)         (537)       (2,692)
  Interest and other income...........................        2,384         3,614         4,859
  Interest expense....................................      (21,953)      (17,846)       (9,973)
  Amortization of deferred financing costs............       (1,779)       (1,152)         (684)
  Foreign exchange loss...............................       (5,322)         (274)         (648)
  Other expense (note 16).............................       (5,881)          749            --
                                                        -----------   -----------   -----------
       Loss before income taxes and minority
          interest....................................      (23,561)       (3,428)       (6,271)
Income taxes (note 11)................................        9,864         7,739         3,669
                                                        -----------   -----------   -----------
       Loss before minority interest..................      (33,425)      (11,167)       (9,940)
Minority interest.....................................        9,386         9,399         2,521
                                                        -----------   -----------   -----------
       Net loss.......................................  $   (42,811)  $   (20,566)  $   (12,461)
                                                        ===========   ===========   ===========
Net loss per common share:
  Basic...............................................  $     (1.21)  $     (0.64)  $     (0.39)
                                                        ===========   ===========   ===========
  Diluted.............................................  $     (1.21)  $     (0.64)  $     (0.39)
                                                        ===========   ===========   ===========
Weighted average common shares outstanding............   35,274,151    32,061,070    31,579,201
                                                        ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                       PLD TELEKOM INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     PREFERRED STOCK         COMMON STOCK
                                     ----------------   ----------------------
                                     NUMBER               NUMBER                 ADDITIONAL
                                       OF                   OF                    PAID-IN     ACCUMULATED
                                     SHARES    AMOUNT     SHARES      AMOUNT      CAPITAL       DEFICIT      TOTAL
                                     -------   ------   ----------   ---------   ----------   -----------   -------
Balance at December 31, 1995.......  446,884    $31     31,507,034   $ 179,887         --       (44,086)    135,832
Exercise of options................       --     --        189,000         991         --            --         991
Issuance of warrants (note 9)......       --     --             --          --     13,592            --      13,592
Net loss for the year..............       --     --             --          --         --       (12,461)    (12,461)
                                     -------    ---     ----------   ---------    -------      --------     -------
Balance at December 31, 1996.......  446,884     31     31,696,034     180,878     13,592       (56,547)    137,954
Increase in par value from none to
  $.01 (note 10)...................       --     --             --    (180,561)   180,561            --          --
Change in par value of preferred
  stock (note 10)..................       --    (27)            --          --         27            --          --
Common stock cancellations.........       --     --           (150)         --         --            --          --
Exercise of options and warrants...       --     --        312,166           3      1,736            --       1,739
Issuance of shares (note 3(c)).....       --     --      1,316,240          13      7,668            --       7,681
Issuance of warrants (note 8(a))...       --     --             --          --        423            --         423
Net loss for the year..............       --     --             --          --         --       (20,566)    (20,566)
                                     -------    ---     ----------   ---------    -------      --------     -------
Balance at December 31, 1997.......  446,884      4     33,324,290         333    204,007       (77,113)    127,231
Common stock cancellations.........       --     --             --          --         --            --          --
Exercise of options and warrants...       --     --             --          --         --            --          --
Issuance of shares (notes 3(a),
  3(f) and 3(g))...................       --     --      4,522,499          45     39,174            --      39,219
Issuance of warrants (notes 8(a)
  and 10(c)).......................       --     --             --          --        449            --         449
Non-cash compensation expense (note
  12)..............................       --     --             --          --        789            --         789
Net loss for the year..............       --     --             --          --         --       (42,811)    (42,811)
                                     -------    ---     ----------   ---------    -------      --------     -------
Balance at December 31, 1998.......  446,884    $ 4     37,846,789   $     378    244,419      (119,924)    124,877
                                     =======    ===     ==========   =========    =======      ========     =======

          See accompanying notes to consolidated financial statements.

                       PLD TELEKOM INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                1998       1997      1996
                                                              --------   --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(42,811)  $(20,566)  (12,461)
  Adjustments to reconcile net loss to net cash provided
     by/(used in) operating activities:
     Depreciation and amortization..........................    27,850     19,452    10,793
     Accrued interest on senior discount notes..............    17,183     14,260     7,349
     Minority interest......................................     9,386      9,399     2,521
     Write-off of minority shareholder receivable...........     2,000         --        --
     Provision for finance lease receivable..................    3,203         --        --
     Write-down of asset....................................     2,000
     Gain on sale of SPMMTS.................................        --     (1,001)       --
     Deferred revenue.......................................      (259)     2,050      (898)
     Share of loss of equity investments....................       958        537     2,692
     Other..................................................       789         --       300
     Changes in operating assets and liabilities, net of
       effects of acquisitions:
       (Increase)/decrease in trade receivables.............     2,173     (6,550)   (2,478)
       (Increase)/decrease in other receivables and
          prepaids..........................................     4,009     (5,093)    1,827
       Increase in inventory................................    (1,350)      (962)     (392)
       Change in amounts due from or to related parties.....    (4,529)       386    (4,743)
       Increase/(decrease) in accounts payable, accrued
          liabilities, customer deposits, and other current
          liabilities.......................................      (683)     (1,119)   11,108
                                                              --------   --------   -------
          Net cash provided by/(used in) operating
            activities......................................    19,919     10,793    15,618
                                                              --------   --------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (39,944)   (38,990)  (43,201)
  Proceeds from sale of SPMMTS..............................        --     17,180        --
  Escrow funds..............................................    18,960      7,116   (40,984)
  Purchase of 30% investment in Technocom...................        --    (25,608)       --
  Teleport-TP finance lease and advances....................        --         --     3,916
  Cash paid for acquisition.................................      (500)        --        --
  Investments in Baltic Communications Limited, J.V.
     Technopark Limited and Teleport-TP, net of cash
     acquired...............................................        --         --    (7,515)
  Other investments.........................................        --        181      (140)
  Other assets..............................................       703       (747)     (267)
                                                              --------   --------   -------
          Net cash used in investing activities.............   (20,781)   (40,868)  (88,191)
                                                              --------   --------   -------

                                                                1998       1997      1996
                                                              --------   --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt borrowings/(repayments)...................    (4,900)   (10,929)   (6,550)
  Proceeds from issuance of 12% Revolving Credit Notes......        --     15,420        --
  Repayment of credit notes.................................    (2,000)        --        --
  Proceeds from issuance of 14% Senior Discount Notes.......        --         --    87,697
  Proceeds from issuance of 9% Convertible Subordinated
     Notes..................................................        --         --    26,500
  Long-term debt repayment..................................    (5,074)        --        --
  Deferred financing costs..................................        --         --    (9,224)
  Proceeds from issuance of common stock....................        --      1,739       991
  Cash dividends paid to minority shareholders..............    (3,000)    (1,000)       --
  Loans from shareholders...................................     3,500         --    (1,843)
  Related company advances..................................                   --        --
  Due to equipment supplier.................................        --         --        --
  Recapitalization of PeterStar.............................                1,427        --
  Other financing...........................................      (341)        --        --
                                                              --------   --------   -------
          Net cash provided by financing activities.........   (11,815)     6,657    97,571
                                                              --------   --------   -------
          (Decrease)/increase in cash and cash
            equivalents.....................................   (12,677)   (23,418)   24,998
Cash and cash equivalents at beginning of year..............    17,256     40,674    15,676
                                                              --------   --------   -------
Cash and cash equivalents at end of year....................  $  4,579   $ 17,256    40,674
                                                              ========   ========   =======
Supplementary disclosures:
  Non-cash investing and financing activities:
     Issuance of warrants...................................       449        423        --
     Acquisition of equipment under capital lease...........     4,019         --        --
     Issued shares for acquired businesses..................    39,219         --        --
     Supplier financing.....................................  $  7,037   $ 11,302        --
                                                              ========   ========   =======
     Issuance of common stock for a portion of purchase
       price of Technocom...................................  $     --   $  7,681        --
                                                              ========   ========   =======
Interest paid...............................................  $  5,574   $  3,381     2,425
                                                              ========   ========   =======
Income taxes paid...........................................  $  6,690   $  7,424     3,678
                                                              ========   ========   =======

          See accompanying notes to consolidated financial statements.

                       PLD TELEKOM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

(1) ORGANIZATION AND GOING CONCERN

  Business, Operations, Future Activities and Russian Business Environment

     The Company was previously incorporated under the laws of Ontario, Canada. Effective February 28, 1997, PLD Telekom Inc. ("PLD") was incorporated in the United States as a Delaware corporation. Through its majority-owned and controlled subsidiaries, the Company is a provider of local, long distance and international telecommunications services in the former Soviet Union.

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

     In recent years, Russia has undergone fundamental political and economic change. As a result, operations carried out in Russia involve significant risks which are not typically associated with many other world markets. Instability in the market reform process could subject the Company to unpredictable changes in the basic business environment in which it currently operates. Uncertainties regarding the political, legal, tax or regulatory environment including the potential for adverse and retroactive changes in any of these, could significantly affect the Company's ability to operate commercially. Management is unable to estimate what changes may occur or the resulting effects of any such changes on the Company's financial position or future results from operations.

     In 1998, the effects of adverse economic conditions in Russia included a national liquidity crisis, devaluation of the rouble, higher interest rates, and reduced opportunity for refinancing or refunding of maturing debts. In order to partially address this situation, the Russian government announced policies intended to address the structural weaknesses in the Russian economy and financial sector.

     While the policies are intended to alleviate the economic crisis in Russia, the immediate effects could include slower economic growth or decline, a reduction in the availability of credit and the ability to service debt, an increase in interest rates, changes and increases in taxes, an increased rate of inflation or hyperinflation, further devaluation of the rouble, and restriction on convertibility of the rouble and movements of hard currency, an increase in the number of bankruptcies of entities (including bank failures), labor unrest and strikes resulting from the possible increase in unemployment, and political unrest. These conditions and future policy changes could have a material adverse effect on the operations of the Company and the realization and settlement of its assets and liabilities.

     The accompanying financial statements reflects management's assessment of the impact of this economic situation on the financial position of the Company. Actual results could differ from management's current assessments and such differences could be material. In addition, the effect on the Company's financial position of future developments and access to further financial information concerning the Company's customers, suppliers, financiers, and others and their ability to continue to transact with the Company cannot presently be determined. The financial statements therefore may not include all adjustments that might ultimately result from these adverse conditions.

                       PLD TELEKOM INC. AND SUBSIDIARIES

  Going Concern

     The Company has suffered recurring losses and has a working capital deficiency. Additionally, as discussed in note 8(a), the Company has approximately $13.4 million of Series A and Series B revolving credit notes due to two related holders (hereinafter defined as the "Travelers Parties") outstanding. $1.1 million of these notes were due to be repaid by September 30, 1998 and the remaining approximately $12.3 million of the notes were due to have been repaid by December 31, 1998. The Travelers Parties have given the Company a series of payment deferrals since December 31, 1998 with respect to these notes, the last of which was given on February 28, 1999 and defers payment of the notes to April 30, 1999. The Company does not presently have sufficient funds on hand to make such payments and management is actively engaged in pursuing ways to settle the Company's obligations to the Travelers Parties. In this context, the Company is currently exploring a range of financing alternatives. Historically, sources of financing have included private placements of common and preferred shares and debt, asset and investment sales, shareholder loans and bank lines of credit supported by shareholder guarantees. While management believes that, as long as progress towards settlement of such obligations is being made, the Travelers Parties will be willing to agree to additional payment deferrals, there can be no assurance that they will not demand payment in full of the Series A and Series B notes. The Company's failure to make payment in full could result in a cross-default under and acceleration of the Senior Discount Notes and the Convertible Subordinated Notes, which have an aggregate principal amount of $149.5 million (see note 9). This in turn could require the Company to resort to extraordinary measures, including making sales of assets under distressed conditions or ultimately seeking the protection of the bankruptcy courts.

     In addition, should the minority shareholders in Technocom, who have the right to put their Technocom shares to the Company from mid-1999 onwards (as described in note 3(c)), elect to exercise these rights, then the Company's inability to meet its obligations would be exacerbated. The Company is engaged in efforts to address this issue, including through reaching some accommodation with the minority shareholders regarding their put options. In the event that no solution can be found, then this in turn could require the Company to resort to extraordinary measures as outlined above.

     These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

  (b) Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 1998 and 1997, the Company's cash equivalents consist of term deposits of approximately $1.4 million and $7.2 million, respectively.

                       PLD TELEKOM INC. AND SUBSIDIARIES

  (c) Investments

     Management determines the appropriate classification of its investments at the time of purchase and classifies them as trading, available-for-sale or held-to-maturity in accordance with the provisions of Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 1998 and 1997, the Company's investments which are held in escrow, consist of U.S. Treasury Bonds with a carrying value of $14.9 million and $33.9 million, respectively, and have been classified as available-for-sale. In accordance with SFAS 115, the Company carries its available-for-sale investments at fair value, with unrealized gains and losses reported as a separate line item in shareholders' equity. Due to the short maturity period (1998 -- maturing on January 5, 1999 and 1997 -- maturing on January 7, 1998), the carrying value of these investments approximates its fair market value at December 31, 1998 and 1997.

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

  (f) Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

Telecommunications equipment.............................     10 years
Buildings................................................   28.5 years
Leasehold improvements...................................     10 years
Office furniture and equipment (including computer
  equipment).............................................    3-5 years
Software.................................................      5 years

     Interest cost incurred during the period of construction of property and equipment is capitalized. The interest cost capitalized in 1998 and 1997 amounted to and $1,289,628 and $927,791, respectively.

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

                       PLD TELEKOM INC. AND SUBSIDIARIES

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

  (k) Net Loss Per Common Share

     Basic Earnings (Loss) per Share (EPS) is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options, at the beginning of the period being reported on.

     Net loss and weighted average shares outstanding used for computing diluted loss per common share were the same as that used for computing basic loss per common share for each of the years ended December 31, 1998, 1997 and 1996.

     The Company had potentially dilutive common stock equivalents of 19,629,601, 11,715,914 and 10,285,080 for the years ended December 31, 1998,
1997 and 1996, respectively, which were not included in the computation of diluted net loss per common share because they were antidilutive for the periods presented.

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

  (m) Equity Compensation

     The Company accounts for its stock option plan in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123 which allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based

                       PLD TELEKOM INC. AND SUBSIDIARIES
method, as defined in SFAS No. 123, had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123. See Note 12.

  (n) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     Long-lived assets and certain identifiable intangibles are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  (o) Comprehensive Income

     SFAS 130, "Reporting Comprehensive Income," was issued in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 as of January 1, 1998. For the years ended December 31, 1998, 1997 and 1996 comprehensive loss was equal to consolidated net loss reported on the consolidated statement of operations. As SFAS 130 only requires additional disclosures in the Company's consolidated financial statements, its adoption did not have any impact on the Company's consolidated financial position or results of operations.

  (p) Segments

     SFAS No. 131 (SFAS 131), "Disclosure about Segments of an Enterprise and Related Information," was issued in June 1997. SFAS 131 establishes standards for the manner in which public companies should report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted SFAS 131 for its annual reporting in 1998.

  (q) Reclassifications

     Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

(3) BUSINESSES AND ACQUISITIONS

     The Company's key interests at December 31, 1998 include a 71% equity interest in PeterStar Company Limited ("PeterStar"); a 50% equity interest in ALTEL, formerly known as BECET International ("ALTEL"); an approximate 80% equity interest in Technocom Limited ("Technocom"), which holds an approximate 49% equity interest in Teleport-TP ("Teleport-TP"); and a 50% interest in BELCEL. The Company also owns 100% of Baltic Communications Limited ("BCL") and 100% of CPY Yellow Pages Limited ("Yellow Pages").

  (a) PeterStar

     PeterStar is a joint stock company registered in 1992 under the laws of the Russian Federation to provide international and domestic telecommunications services for St. Petersburg. In November 1994, PeterStar was

                       PLD TELEKOM INC. AND SUBSIDIARIES
granted a new license to provide these services for a further ten years. The license was reissued in June 1996 and requires that at least 74,200 lines be introduced by June 1999. At December 31, 1998, PeterStar had 168,166 lines in place.

     In October 1992, the Company acquired a 50% interest in PeterStar for consideration of $19.8 million. An additional 9% interest was acquired in March 1994 for consideration of $8.2 million and an additional 1% interest was acquired in April 1996 for $1.8 million. All of the consideration through April 1996 has been allocated to telecommunications licenses. The Company's interest in PeterStar is owned by its wholly owned subsidiary, NWE Capital (Cyprus) Limited ("NWE Cyprus"), a company incorporated in Cyprus.

     Effective September 30, 1998 the Company acquired an additional 11% interest in PeterStar by acquiring 100% of the shares of PLD Holdings Limited, a Bermuda company and the owner of that 11% interest, from News America Incorporated ("News") -- which had acquired the interest from Cable and Wireless plc. News is the owner, through an affiliate, of 38% of the Company's Common Stock. The acquisition was accounted for by the purchase method of accounting. The total consideration for the acquisition was approximately $33.4 million (the Company issued 3,826,041 shares of its common stock with a market value of $8.73 per share) and was allocated to telecommunication licenses, goodwill and purchase of minority interests in the amounts $3.4 million, $24.2 million and $5.8 million, respectively. The goodwill will be amortized on a straight-line basis over 20 years and the telecommunication license will be amortized over its remaining term, which expires in 2004.

  (b) ALTEL

     ALTEL provides cellular services pursuant to a 15-year license to operate a cellular telephony system in Kazakhstan until February 2009. The Company's 50% interest in ALTEL is owned by its wholly owned subsidiary, Wireless Technology Corporations Limited ("WTC"), a company incorporated in the territory of the British Virgin Islands, which in turn is owned by NWE Cyprus. In connection with the acquisition of ALTEL, the Company was committed to provide financing of up to $3.0 million to fund a number of special telecommunication projects undertaken by the Ministry of Communication in Kazakhstan. Such amount, which was paid in 1995, has been treated as additional cost of the Company's investment in ALTEL.

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

                       PLD TELEKOM INC. AND SUBSIDIARIES

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

     Teleport-TP is a Russian joint stock company which holds four principal operating licenses. The first license expires in November 2004 and authorizes Teleport-TP to provide long distance and international telecommunications services to private networks within Moscow and, to a limited extent, elsewhere in the Russian Federation. Teleport-TP is required by the terms of the license to have at least 10,500 subscribers (which is 70% of the maximum number of subscribers permitted under the license) in place by October 1999. Under the terms of the license agreement, there are no penalties should Teleport-TP not attain the required number of lines.

     The second license expires in October 2004 and permits the operation of 1,000 international leased circuits for the transmission of television and telecommunications services. The third license, which expires in January 2002, permits the provision of data services with interconnection to the public network and requires capacity for 70,000 subscribers by December 2000. The fourth license, which expires in May 2001, is an

                       PLD TELEKOM INC. AND SUBSIDIARIES
overlay license which permits Teleport-TP to offer local, long distance and international voice and data services which are interconnected to the public telephone network in 40 regions across Russia.

     As a result of the acquisition of Technopark, the Company consolidated Teleport-TP's balance sheet at December 31, 1996. The results of operations of Teleport-TP have been included in the consolidated statements of operations from January 1, 1997.

     Condensed financial information of Teleport-TP for the year ended December 31, 1996 is as follows:

                                                                   1996
                                                              --------------
                                                              (IN THOUSANDS)
Telecommunications revenues.................................     $11,104
Cost of sales...............................................       6,534
                                                                 -------
       Gross profit.........................................       4,570
                                                                 -------
Operating expenses:
General and administrative..................................       2,617
Other taxes.................................................         592
Depreciation of assets under capital lease..................       1,016
Other depreciation and amortization.........................         200
                                                                 -------
                                                                   4,425
                                                                 -------
       Operating income.....................................         145
Interest on capital lease...................................        (531)
Other interest and financing charges, net...................         251
                                                                 -------
       Earnings/(loss) before income taxes..................        (135)
Income taxes................................................          --
                                                                 -------
       Net loss.............................................     $  (135)
                                                                 =======
Technocom's interest therein................................         (75)
Amortization of excess purchase price.......................      (2,477)
                                                                 -------
       Share of Teleport-TP loss............................     $(2,552)
                                                                 =======

     Teleport-TP's revenues for the years ended December 31, 1996 include sales to its minority shareholder of $4.6 million, making Teleport-TP to some extent economically dependent on its minority shareholder.

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

                       PLD TELEKOM INC. AND SUBSIDIARIES

  (f) Ultra Pass Systems Limited

     During the second quarter of 1998, the Company purchased 98% of the authorized and issued share capital of Ultra Pass Systems Limited ("Ultra Pass"), from the shareholders of Ultra Pass. In consideration for the purchase of the Ultra Pass shares, the Company issued 196,458 of shares of its Common Stock, par value $0.01 per share, having an aggregate market value of approximately $1.8 million and paid $500,000 in cash. The acquisition has been accounted for by the purchase method of accounting and the purchase price has been allocated to licenses and software in the amounts of $0.8 million and $1.5 million, respectively.

  (g) CommStruct International Byelorussia BV

     Effective September 30, 1998 the Company acquired a 50% interest in BELCEL, a mobile telephone business in the Republic of Belarus, together with certain intercompany indebtedness, from Cable and Wireless plc. The Company acquired its 50% interest in BELCEL by acquiring all of the shares of CommStruct International Byelorussia BV (CIBBV), a corporation organized under the laws of the Netherlands, which owned such 50% interest. The acquisition was accounted for by the purchase method of accounting. The total consideration for the acquisition was 500,000 shares of common stock valued at approximately $4.4 million, which has been allocated as follows:

Fixed assets................................................  $1,211
Investment in and advances to BELCEL........................   3,184
Current assets..............................................      81
Current liabilities.........................................    (111)
                                                              ------
                                                              $4,365
                                                              ======

(4) PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1998 and 1997 consist of the following:

                                                                1998        1997
                                                              --------    --------
                                                                 (IN THOUSANDS)
Telecommunications equipment:
  Installed.................................................  $152,454    $123,902
  Uninstalled...............................................    33,649      10,396
Buildings...................................................     6,114       5,434
Office furniture and equipment (including computer
  equipment)................................................     7,524       6,129
Leasehold improvements......................................     6,734       6,082
Advances to equipment suppliers.............................     3,124       4,252
Motor vehicles..............................................     1,248       1,925
                                                              --------    --------
          Total property and equipment......................   210,847     158,120
Less: accumulated depreciation..............................   (41,910)    (23,122)
                                                              --------    --------
          Property and equipment, net.......................  $168,937    $134,998
                                                              ========    ========

     Property and equipment at December 31, 1998 and 1997 includes telecommunications equipment with a cost of $17.6 million, $16.5 million, respectively which has been pledged under the terms of the long-term installment agreements (see note 9).

                       PLD TELEKOM INC. AND SUBSIDIARIES

(5) OTHER INVESTMENTS

     Other investments at December 31, 1998 and 1997 consist of the following:

                                                               1998      1997
                                                              ------    ------
                                                               (IN THOUSANDS)
Equity investment in Belcel(a)..............................  $2,830    $   --
Equity investment in MTR-Sviaz(b)...........................   1,752     3,128
Equity investment in Rosh Telecom...........................      92       542
Investment in Gorizont-RT, at cost..........................     224       224
Other investments, at cost..................................     285       142
                                                              ------    ------
          Total.............................................  $5,183    $4,036
                                                              ======    ======

  (a) Equity Investment in Belcel

     As discussed in note 3(g), the Company acquired a 50% interest in BELCEL, a mobile telephone business in Belarus, together with certain intercompany indebtedness, from Cable and Wireless plc. The Company acquired its 50% interest in BELCEL by acquiring all of the shares of CommStruct International Byelorussia BV (CIBBV), a corporation organized under the laws of the Netherlands, which owned such 50% interest. Belcel is accounted for using the equity method.

  (b) Equity Investment in MTR-Sviaz

     Technocom has a 49% equity interest in a Russian joint stock company, MTR-Sviaz, which is a joint venture with Mosenergo, the Moscow city power utility, to modernize and commercialize a portion of Mosenergo's internal telecommunications network. MTR-Sviaz holds two operating licenses and commenced operations in late 1996. The first license authorizes MTR-Sviaz to provide local and long distance leased line services within the city and region of Moscow. Under the second license, MTR-Sviaz is authorized to provide local telephone services through interconnection (via the Mosenergo network) with the public switched telephone network within the city and region of Moscow. During 1998 and 1997, Technocom leased telecommunications equipment and access rights with a net book value of $4.0 million and $4.7 million, respectively, to MTR-Sviaz under finance leases. For the years ended December 31, 1998 and 1997, the Company recorded finance lease income of $1.7 million and $2.0 million, respectively, related to these leases. At December 31, 1998 and 1997, the investment in MTR-Sviaz is composed of a finance lease receivable of $3.6 million and $4.5 million, offset by the Company's share of losses of MTR-Sviaz of $1.9 million and $1.4 million, respectively.

     Future minimum lease payments receivable from MTR-Sviaz, by year and in the aggregate, are as follows:

                                                                (IN THOUSANDS)
1999........................................................        $2,530
2000........................................................         1,704
2001........................................................           547
2002........................................................           547
2003........................................................           547
Thereafter..................................................         1,411
                                                                    ------
       Total minimum lease payments.........................         7,286

                       PLD TELEKOM INC. AND SUBSIDIARIES

                                                                (IN THOUSANDS)
Amounts representing interest...............................        (3,667)
                                                                    ------
Present value of minimum lease payments.....................        $3,619
                                                                    ======

  (c) Investment in St. Petersburg Intercity & International Telephone (SPMMTS)

     The Company held a 10.4% equity interest (13.9% voting interest) in SPMMTS, a privatized Russian company which operates the long distance and international gateway in St. Petersburg. In June 1997, the Company sold its investment in SPMMTS for proceeds of $17.2 million. A gain of $1.0 million is included in gain on disposal of investments and property and equipment in the consolidated statement of operations.

(6) OTHER ASSETS

     Other assets at December 31, 1998 and 1997 consist of the following:

                                                               1998       1997
                                                              -------    ------
                                                               (IN THOUSANDS)
Deferred financing costs, net of accumulated amortization of
  $3,615 and $1,836.........................................  $ 6,482    $7,811
Deferred charges............................................       --       861
Other.......................................................    3,463     4,384
                                                              -------    ------
                                                              $ 9,945    $13,506
                                                              =======    ======

(7) CASH AND CASH EQUIVALENTS

     The Company's cash and cash equivalents at December 31, 1998 and 1997 consist of the following:

                                                               1998       1997
                                                              -------    -------
                                                                (IN THOUSANDS)
Cash and cash equivalents on deposit:
  In Russia and Kazakhstan..................................  $ 3,468    $ 7,611
  Outside Russia and Kazakhstan.............................    1,111      9,645
                                                              -------    -------
                                                              $ 4,579    $17,256
                                                              =======    =======

(8) SHORT-TERM BORROWINGS

     The Company's short-term borrowings at December 31, 1998 and 1997 consist of the following:

                                                               1998       1997
                                                              -------    -------
                                                                (IN THOUSANDS)
12% Revolving Credit Notes(a)...............................  $13,420    $15,420
Notes payable(b)............................................    4,704      4,000
Bank loan facility(c).......................................       --        900
                                                              -------    -------
                                                              $18,124    $20,320
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

                       PLD TELEKOM INC. AND SUBSIDIARIES

Both the Series A Notes and the Series B Notes are secured by the Company's inventory and accounts receivable. In addition, the Series A Notes are secured by 28 of the 59 Technocom ordinary shares acquired (see note 3(c)). In addition to issuing the Series A and Series B Notes, the Company also issued to the Travelers Parties a total of 423,000 warrants to purchase Common Stock at $8.625 at any time up to December 31, 2008 (the "Travelers Warrants"). These warrants have been valued at $423,000 and were amortized over the original term of the revolving credit notes.

     Both the Series A and B Notes bear interest at an annual rate of 12%, payable monthly in cash. This interest rate increased from 12% to 15% on June 1, 1998 as the Company did not raise $20.0 million in additional equity by May 31, 1998. The Series A and Series B Notes were required to be amortized starting in July 1998.

     Pursuant to the terms of the Series A Notes and the Series B Notes, the Company had the option of making certain "targeted reductions in commitment" with respect to such Notes commencing in July 1998, or of issuing additional warrants to purchase shares of the Company's Common Stock (the "Additional Warrants") at an exercise price of $8.625 each, expiring on December 31, 2008. The Company elected not to make any such "targeted reductions in commitment" and, as a result, issued a total of 182,000 Additional Warrants to the Travelers Parties. These warrants have been valued at $182,000 and were amortized over the remaining original term of the debt.

     The Company made required amortization payments due with respect to the Series B Notes on July 31 and August 31, 1998. The $1.1 million balance due on the Series B Notes was payable in full on September 30, 1998 but, as a result of News issuing a guarantee in respect of the amount due, the maturity date was deferred by the Travelers Parties to December 31, 1998.

     The $1.0 million required payments due on the Series A Notes on October 31 and November 30, 1998 were also deferred by the Travelers Parties to December 31, 1998, also as a result of News issuing guarantees in respect of these amounts due.

     On December 31, 1998 the Series A Notes matured and the balance due became payable in full. Taking into account the amounts deferred, the total due under the Series A and Series B Notes as of that date was $13.42 million.

     Under the terms of the Revolving Credit Agreement, if the Series A and Series B Notes are not repaid in full when due, the exercise price of all warrants issued to the holders of the Series A and Series B Notes are reset at $0.01 per share. In addition, on December 31, 1998 and on the last day of each succeeding month until the Revolving Credit Notes have been repaid in full, the holders of the Series A Notes are entitled to receive 70,000 additional warrants to purchase shares of the Company's Common Stock and the holders of the Series B Notes are entitled to receive 32,000 additional warrants to purchase shares of the Company's Common Stock, in each case at a price of $0.01 per share. All such warrants, referred to as "Default Warrants", are to have an expiration date ten years after their respective dates of issue.

     The Travelers Parties have given the Company a series of payment deferrals since December 31, 1998 with respect to the amounts due under the Series A and Series B Notes, the last of which was given on February 28, 1999 and defers payment of the Notes to April 30, 1999. At the same time, the Travelers Parties have expressly reserved their rights to claim all of the Default Warrants to which they would be entitled under the formula described above, and also to claim that the exercise price of the Travelers Warrants and the Additional Warrants has been reset at $0.01 per share.

     On the basis that the Travelers Parties have only reserved their rights in relation to the Default Warrants and the reset of the exercise price of the Travelers Warrants and the Additional Warrants, the Company has taken the position that: (i) the Default Warrants need not be recognized since they have not been issued; and

                       PLD TELEKOM INC. AND SUBSIDIARIES

(ii) revaluation of the Travelers Warrants and Additional Warrants to reflect an exercise price of $0.01 per share is not required.

  (b) Notes Payable

     Notes payable at December 31, 1998 include a promissory note issued to Scientific Atlanta, Inc. for $1.2 million on May 20, 1998, in settlement for equipment and services, and due on November 20, 1999.

     Also included are notes payable totalling $3.5 million issued to News in November and December 1998.

     On November 30, 1998 (but effective September 30, 1998), the Company entered into a revolving credit agreement with News (the "News Revolving Credit Agreement") under which News agreed to advance up to $8.1 million to the Company. On March 22, 1999, News increased the amount it would advance to $9.1 million. Each advance under the News Revolving Credit Agreement bears interest at an annual rate of 20% and is repayable on June 30, 1999. Advances are evidenced by notes which, together with interest thereon, are convertible at News' option into shares of Common Stock of the Company at conversion rates determined as of the date of issue of the applicable note. In addition, in the event that News guarantees obligations of the Company, a note is issued reflecting the Company's reimbursement obligation should such guarantee be called. Amounts so guaranteed are treated as advances under the News Revolving Credit Agreement, meaning that they count with respect to the $9.1 million ceiling on total advances. In addition, in the event a guarantee is called, the Company will owe interest on its reimbursement obligation at the annual rate of 20% calculated from the date payment by News is made under its guarantee. Notes issued in respect of reimbursement obligations, together with interest thereon, are also convertible into shares of Common Stock at conversion rates determined as of their date of issue. News can cease making advances at any time and for any reason. Currently, however, the full amount available under the News Revolving Credit Agreement has been advanced or applied in respect of News' guarantees. Of the total, notes aggregating $3.1 million have been issued in respect of guarantees of the Series A and Series B Notes as described in (a) above.

     Notes payable at December 31, 1997 consisted of a promissory note issued to Scientific Atlanta on June 10, 1997. The promissory note, in settlement of equipment and services, was paid on June 10, 1998.

  (c) Bank Loan Facility

     At December 31, 1998, the Company had no bank loan facility. In December 1997, PeterStar entered into a $2.0 million, one-year loan facility with BNP Dresdner Bank for the purchase of telecommunications equipment. Interest was charged on borrowed amounts at three-month LIBOR plus 2.5% per annum. The amounts drawn on the loan facility at December 31, 1997 were $900,000. The bank indebtedness was guaranteed by the Company.

(9) LONG-TERM DEBT

     The Company's long-term debt at December 31, 1998 and 1997 consists of the following:

                                                                1998        1997
                                                              --------    --------
                                                                 (IN THOUSANDS)
14% Senior Discount Notes(a)................................  $112,897    $ 95,714
9% Convertible Subordinated Notes(a)........................    26,500      26,500
Supplier financing(b).......................................     9,233      11,302
Obligation under capital lease(b)...........................     3,184          --
                                                              --------    --------
          Total.............................................  $151,814    $133,516
                                                              ========    ========

                       PLD TELEKOM INC. AND SUBSIDIARIES

  (a) 14% Senior Discount Notes and 9% Convertible Subordinated Notes

     On June 12, 1996, the Company completed a $149.5 million private placement consisting of: (i) 123,000 Units consisting of $123.0 million 14% Senior Discount Notes ("Senior Notes") due 2004 and ten-year Warrants ("Placement Warrants") to purchase a total of 4,182,000 shares of Common Stock ("Placement Warrant Shares") at a price of $6.60 per share; and (ii) $26.5 million 9% Convertible Subordinated Notes ("Convertible Notes") due 2006, convertible into Common Stock of the Company at a price of $6.90 per share. The Placement Warrants became separable from the Senior Notes on December 10, 1996.

     The 123,000 Units were issued at a discount for gross proceeds of $87.7 million, of which $13.6 million was allocated to the Placement Warrants and $74.1 million was allocated to the Senior Notes for accounting purposes. The Senior Notes had a zero coupon until December 1, 1998. After such date, the notes require semi-annual cash interest payments on June 1 and December 1. The difference between the carrying value and the principal amount of $123.0 million is being charged to earnings on an effective yield basis which, together with cash interest payments, results in an effective yield of 16.8%.

     The Convertible Notes require semi-annual cash interest payments on June 1 and December 1.

     The terms of the Senior Notes required the Company to raise additional equity of at least $20.0 million by May 31, 1998. The Company did not raise the additional equity, and as a result, the interest rate on the Senior Notes increased from 14% to 14.5% as of June 1, 1998, and will remain at 14.5% until the end of the semi-annual interest period in which such an offering is completed.

     The Company is party to a Registration Rights Agreement pursuant to which the Senior Notes were to have been exchanged for registered securities and the Convertible Notes registered for the shelf by October 1996. Failure to cause the registration to become effective in October 1996 resulted in additional interest payable at a rate of $0.01 per week per $1,000 of accreted value of the Senior Notes and principal amount of the Convertible Notes, increasing by $0.01 per week for each 90-day period that the securities were not registered.

     On July 30, 1998, the Securities and Exchange Commission declared effective the registration statements relating to: (i) the exchange offer (the "Exchange Offer") pursuant to which the outstanding Senior Notes (the "Outstanding Senior Notes") would be exchanged for identical Senior Notes which had been registered under the Securities Act of 1933 (the "Exchange Notes"); (ii) the resale by the holders thereof of the Convertible Notes and the shares of Common Stock issuable upon the conversion thereof; and (iii) the resale by the holders thereof of the Placement Warrants and the Placement Warrant Shares. As a result of the effectiveness of the registration statement relating to the Convertible Notes and the Common Stock issuable upon conversion thereof, additional interest ceased to be payable with respect to the Convertible Notes on July 30, 1998.

     The Exchange Offer with respect to the Senior Notes commenced on August 28, 1998 and was completed at the close of business on October 9, 1998, with the holders of 100% of the Outstanding Senior Notes tendering such Notes for Exchange Notes. Upon completion of the Exchange Offer, the Exchange Notes were issued in exchange for such Outstanding Senior Notes, in the form of a global Exchange Note held through the facilities of the Depository Trust Company. As a result of the completion of the Exchange Offer, additional interest ceased to be payable with respect to the Senior Notes on October 9, 1998.

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

                       PLD TELEKOM INC. AND SUBSIDIARIES

     The Senior Notes and the Convertible Notes were issued under the terms of Indentures dated May 31, 1996. Pursuant to the Indentures, the Company has pledged its investments in NWE Cyprus (which holds the Company's interests in PeterStar, WTC, and Yellow Pages), WTC (which holds the Company's interest in ALTEL), BCL, a wholly-owned special purpose leasing subsidiary incorporated in Cyprus, a wholly-owned special purpose subsidiary incorporated in Delaware (since mid-1998), and the Company's investment in preferred stock of Technocom. In addition, each of these subsidiaries (except Technocom) have guaranteed the Senior Notes and the Convertible Notes.

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

     In 1997, based upon the Company's experience in operating under the terms of the Indentures since they were first executed in June 1996, the Company made the determination to solicit the holders of the Senior Notes and the Convertible Notes with a view to making certain amendments to the Indentures governing such Notes, intended to give the Company more flexibility in conducting its business and also to clarify certain provisions of those Indentures.

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

     As of close of business on March 18, 1998, when the solicitation period ended, parties holding 100% in principal amount at stated maturity of the Senior Notes and 85.7% in principal amount at stated maturity of the Convertible Notes had consented to the amendments. Pursuant to such consents, The Bank of New York, as trustee under the Indentures, the Company and certain other parties executed a supplemental indenture bringing the amendments to the Indentures and certain related documents into effect. This supplemental indenture incorporated a range of amendments to the Indentures of June 1996, the most important of which -- from an operational perspective -- was to broaden the range of transactions by which the Company can use escrowed funds in order to make telecommunications assets available to its operating companies. The Company has recognized $266,800 in deferred financing costs as a result of the issuance of warrants, which is being amortized over the remaining life of the Senior Notes and Convertible Notes.

                       PLD TELEKOM INC. AND SUBSIDIARIES

     At December 31, 1998 and 1997, the fair value of the Convertible Notes and Senior Notes approximates $76.9 million and their carrying value respectively.

  (b) Supplier Financing and Obligation Under Capital Lease

     Amounts payable under the terms of the supplier financing and capital lease arrangements are as follows (see notes 4):

YEAR                                                              AMOUNT
----                                                          --------------
                                                              (IN THOUSANDS)
1999........................................................     $ 6,332
2000........................................................       6,395
2001........................................................       4,647
2002........................................................       1,958
2003........................................................         855
                                                                 -------
                                                                  20,187
Less: amounts representing interest.........................      (2,697)
                                                                 -------
                                                                  17,490

Current portion.............................................       5,073
                                                                 -------
Long-term portion...........................................     $12,417
                                                                 =======

     The above amounts have been calculated using interest rates of 5.5% to 8.5%.

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

  (b) Preferred Stock

     The Company had the following preferred shares issued and outstanding at December 31, 1998 and 1997:

                                                              NUMBER OF
                                                               SHARES      1998     1997
                                                              ---------    -----    -----
                                                                           (IN THOUSANDS)
Series II...................................................   405,217      $ 4      $ 4
Series III..................................................    41,667       --       --
                                                                            ---      ---
                                                                            $ 4      $ 4
                                                                            ===      ===

     In addition, the capital stock was also changed from an unlimited number of preferred shares issuable in series to 100,000,000 preferred shares with a par value of $.01 per share issuable in series. As a result of the change in par value, the preferred stock has been reflected at its par value in the 1997 and 1998 consolidated financial statements.

     The Series II and III preferred shares, issued at a price of Cdn.$1 (US $0.74) per share, are redeemable at the option of the Company at Cdn.$1 per share. The shares do not pay dividends and holders thereof do not have voting rights.

                       PLD TELEKOM INC. AND SUBSIDIARIES

  (c) Shares Reserved

     In addition to stock options outstanding (see note 12), the Company has reserved 4,182,000 common shares for issuance on exercise of the Placement Warrants and 3,840,580 common shares on conversion of outstanding Convertible Notes (see note 9). In addition, at December 31, 1998, the Company has 400,000 warrants outstanding to purchase common shares of the Company at a weighted-average exercise price of $6.69 of which 250,000 warrants at an exercise price of Cdn.$11.31 were granted to Cable and Wireless plc in 1994 (and purchased by News in August 1998), and 100,000 warrants at an exercise price of US$4.70 were granted in 1996 to the agent in relation to the debt financing described in note 9. All these warrants expire five years after the date of grant.

     In connection with the issuance of the Series A and Series B Notes in November 1997 (see note 8(a)), the Company issued to the Travelers Parties a total of 423,000 warrants to purchase Common Stock at $8.625 at any time up to December 31, 2008. In addition, between July and November 1998, the Company elected to issue an additional 182,000 warrants to the Travelers Parties, on the same terms as those issued in November 1997, instead of making certain targeted amortization payments on the Series A and Series B Notes.

     At the end of March of 1998, in connection with the Consent Solicitation (see note 9(a)), the Company issued a total of 123,000 five-year warrants to purchase 1.8 shares of Common Stock at $6.90 per share to the holders of the Senior Notes, and a total of 22,700 five-year warrants to purchase 2 shares of Common Stock at a price of $6.90 per share to the holders of the Convertible Notes. If all these warrants are exercised, the Company will issue a total of 266,800 shares of Common Stock.

(11) INCOME TAXES

     The geographic components of loss before income taxes and minority interest are as follows:

                                                       1998        1997        1996
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
United States......................................  $(36,570)   $(35,163)   $     --
Canada.............................................                    --     (20,829)
Russia and Kazakhstan..............................    13,009      31,735      14,558
                                                     --------    --------    --------
                                                     $(23,561)   $(23,501)   $ (6,271)
                                                     ========    ========    ========

     The provision for income taxes, which relates substantially to current income taxes in the Company's Russian and Kazakh businesses, differs from the United States (34% -- February 28, 1997 to December 31,

                       PLD TELEKOM INC. AND SUBSIDIARIES

199? and 35% in 1998) and Canadian (44% -- January 1, 1995 to February 27, 1997) Federal and state/provincial statutory tax rates as follows:

                                                       1998        1997        1996
                                                      -------    --------    --------
                                                              (IN THOUSANDS)
Provision for income taxes at statutory rates.......  $(8,246)   $ (1,166)   $ (2,760)
Add/(deduct) the tax effect of:
  Non-deductible amortization of licenses and
     goodwill.......................................    3,886       2,561       3,238
  Other non-deductible expenses.....................    4,181       2,273       1,753
  Concessions on capital expenditures...............     (726)     (3,854)     (1,000)
  Differences in Russian and Kazakh statutory tax
     rates..........................................     (997)       (210)     (1,696)
  Exchange differences..............................   (7,661)         --          --
  State tax, net of federal benefit.................   (2,787)         --          --
  Other.............................................      452          --          --
  Change in valuation allowance related to deferred
     tax assets.....................................   21,762       8,135       4,134
                                                      -------    --------    --------
     Provision for income tax.......................  $ 9,864    $  7,739    $  3,669
                                                      =======    ========    ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                                                                1998        1997
                                                              --------    --------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Share issue costs.........................................  $     --    $     --
  Operating loss carryforwards..............................    24,368       8,929
  Capital loss carryforwards................................        --          --
  Basis in assets...........................................       920          --
  Other.....................................................        82          --
  Expenses not yet deducted for Russian and Kazakh tax
     purposes...............................................    19,736      18,646
                                                              --------    --------
                                                                45,106      27,575
                                                              --------    --------
Less: valuation allowance...................................   (30,008)     (8,246)
                                                              --------    --------
     Net deferred tax assets................................    15,098      19,329
Deferred tax liabilities:
  Debt issue costs..........................................        --      (1,160)
  Expenses not currently deducted for book purposes.........   (14,622)       (705)
  Tax on revenues not yet realized for Russian tax
     purposes...............................................       (31)    (17,464)
  Fixed assets, principally due to difference in
     depreciation...........................................      (476)         --
                                                              --------    --------
Deferred tax liabilities....................................   (15,129)    (19,329)
                                                              --------    --------
                                                              $    (31)   $     --
                                                              ========    ========

     At December 31, 1998 and 1997, the Company had operating loss carryforwards for United States (U.S.) federal income tax purposes of approximately $56.4 million and $24.1 million, respectively. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets

                       PLD TELEKOM INC. AND SUBSIDIARIES
is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning in making these assessments. As a result of various sales of company stock and issuances of new stock, a change in ownership for Federal income tax purposes may have occurred. This would subject the future use of the Company's Federal net operating loss to an annual limitation.

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

     On November 12, 1998 the Company's Board of Directors, wishing to further incentivise management in light of the severe economic crisis in Russia and its effect on the Company's share price, approved the granting of a total of 4,487,000 new stock options. 650,000 of these options were in respect of new PLD employees and 3,837,000 were granted simultaneously with the cancellation of 3,837,000 options granted previously to existing employees and directors of the Company. The options were granted with exercise prices of $3.00, $4.00 and $5.00 per share, as summarized in the table below. Options granted at $3.00 per share vested immediately, options granted at $4.00 per share vest on November 12, 1999 and options granted at $5.00 per share vest on November 12, 2000. The market price for the Company's shares on November 12, 1998 was $2.4375. The effect of the cancellation and reissuance of these shares was to reduce the weighted average exercise price of the Company's outstanding employee stock options to $3.70 from $6.41 at the end of 1997.

     The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $1.27, $2.51 and $2.11, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1998 -- risk-free interest rate of 4.8%, expected life of six years and expected volatility of 60%; 1997 -- risk-free interest rate of 6.5%, expected life of six years and expected volatility of 40%; 1996 -- risk-free interest rate of 6.5%, expected life of five years and expected volatility of 30%.

     The Company applies APB Opinion No. 25 in accounting for its Plan and, recognizes compensation expense related to stock option grants only when the fair market value of the related stock exceeds the exercise

                       PLD TELEKOM INC. AND SUBSIDIARIES
price on the date of grant. Had the Company determined compensation cost based on the fair value at the date of grant for its stock options under SFAS 123, the Company's loss would have been increased to $45.9 million ($1.30 per share), $22.9 million ($0.71 per share) and $13.6 million ($0.43 per share) for the years ended December 31, 1998, 1997 and 1996, respectively. The pro forma loss for the year reflects only options granted since January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma loss for the year because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

     During 1998, the Company granted 790,000 options for which the exercise price on the date of grant was less than the fair market value of the related stock. As a result, total non-cash compensation expense of $1.1 million will be recognized over the vesting periods of the options, of which $0.8 million was expensed during the year.

     Changes in stock options outstanding are as follows:

                                                                           WEIGHTED AVERAGE
                                                       NUMBER OF SHARES    EXERCISE PRICES
                                                       ----------------    ----------------
Outstanding at December 31, 1995.....................        981,500            $6.61
Granted..............................................      1,010,000            $7.38
Exercised............................................       (189,000)           $5.25
Canceled.............................................       (120,000)           $5.93
                                                          ----------            -----
Outstanding at December 31, 1996.....................      1,682,500            $7.25
Granted..............................................      1,405,000            $5.27
Exercised............................................       (302,166)           $5.68
Canceled.............................................        (15,000)           $5.25
                                                          ----------            -----
Outstanding at December 31, 1997.....................      2,770,334            $6.41
Granted..............................................      5,832,000            $4.54
Exercised............................................             --            $  --
Canceled.............................................     (3,975,334)           $6.83
                                                          ----------            -----
Outstanding at December 31, 1998.....................      4,627,000            $3.70
                                                          ==========            =====

     At December 31, 1998 and 1997, the number of options exercisable was 2,725,327 and 382,500 and the weighted-average exercise price of those options was $3.23 and $7.92, respectively.

     The following table summarizes information about the stock options outstanding at December 31, 1998:

                          OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                  ------------------------------------   -----------------------
                                 WEIGHTED-
                    NUMBER        AVERAGE     WEIGHTED     NUMBER      WEIGHTED-
                  OUTSTANDING    REMAINING    AVERAGE    EXERCISABLE    AVERAGE
   RANGE OF           AT        CONTRACTUAL   EXERCISE       AT        EXERCISE
EXERCISE PRICES    12/31/98        LIFE        PRICE      12/31/98       PRICE
---------------   -----------   -----------   --------   -----------   ---------
 $   3.00          2,615,327        9.9        $3.00      2,615,327      $3.00
     4.00          1,263,335        9.9         4.00             --       4.00
     5.00            608,338        9.9         5.00             --       5.00
6.25 -- 10.12        140,000        1.0         8.51        110,000       8.71

(13) RELATED PARTY TRANSACTIONS

     (a) PeterStar has entered into a barter agreement with an indirect minority shareholder under which the two parties have exchanged services valued at $2.7 million, $3.4 million and $3.0 million during 1998, 1997

                       PLD TELEKOM INC. AND SUBSIDIARIES
and 1996, respectively. The amounts are recorded in the consolidated statements of operations as telecommunications revenues and direct costs.

     During 1998, PeterStar entered into a series of agreements with an indirect minority shareholder under which PeterStar exchanged telecommunications equipment for telecommunication and other facility infrastructures. The total value of equipment exchanged during 1998 is $2.6 million. The infrastructure received under this exchange has been valued at the same amount. As a result of this arrangement PeterStar will be the sole provider of telecommunications services to one of the districts of St. Petersburg.

     During 1998, PeterStar paid a total of $1.2 million on behalf of an indirect minority shareholder. This amount has been capitalized as a prepayment in relation to the purchase of an exchange building.

     (b) Direct costs for the years ended December 31, 1998, 1997 and 1996 include $4.4 million, $4.2 million and $3.3 million, respectively, paid to the other shareholder of ALTEL in relation to the carriage of traffic over the public telephone network. Balances outstanding of $0.5 million and $0.8 million as of December 31, 1998 and 1997, respectively, in relation to these charges, are included in due to related parties.

     (c) Amounts due from related parties at December 31, 1998 include $4.7 million principal and interest due from MTR-Sviaz in relation to a finance lease (see note 5(c)), $2.6 million due from a minority shareholder of PeterStar under a long-term loan, and $2.9 million due from a company controlled by a minority shareholder of Technocom for telecommunications services.

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

     (d) Amounts due to related parties at December 31, 1998 include a loan due to the minority shareholder of Teleport-TP in the amount of $0.1 million, trade payables of Teleport-TP in the amount of $3.2 million due to a company controlled by one of the minority shareholders of Technocom, and payments due to MTR-Sviaz for telephone services and connection charges in the amount of $0.2 million.

     Amounts due to related parties at December 31, 1997 include a loan due to the minority shareholder of Teleport-TP in the amount of $0.5 million, trade payables of Teleport-TP in the amount of $3.2 million due to a company controlled by one of the minority shareholders of Technocom, a loan due to a company controlled by a minority shareholder of Technocom in the amount of $0.3 million, payments due to MTR-Sviaz for telephone services and connection charges in the amount of $0.3 million, and an amount due to a company controlled by one of the minority shareholders of Technocom for equipment received from them in the amount of $0.2 million.

     In 1998, 1997 and 1996, Technocom paid a total of $0.4 million, $0.2 million and $0.2 million, respectively, pursuant to two management contracts with its two minority shareholders for provision of the services of two directors of Technocom.

     (e) The Company guaranteed telephone billing system lease payments of an indirect shareholder of PeterStar totaling $2.5 million. Lease payments of $0.1 million were due quarterly until July 1998. At December 31, 1995, full provision was made for all amounts paid to date under the guarantee and for all future amounts. The balances of $0 and $0.4 million remaining under the lease as of December 31, 1998 and 1997 are included in other current liabilities.

     (f) General and administrative expenses for the years ended December 31, 1998, 1997 and 1996 include consulting fees of $5.6 million, $1.7 million and $42,000, respectively, charged by a minority shareholder of PeterStar.

                       PLD TELEKOM INC. AND SUBSIDIARIES

     (g) The Company paid certain costs on behalf of, and made certain loans to, PeterStar, resulting in an intercompany balance of approximately $27.0 million at December 31, 1996. During 1997, an agreement was reached with the minority shareholders to recapitalize PeterStar. The recapitalization of PeterStar in an amount of $13.8 million was completed during September 1997, with such funds being used to repay an equal amount of these advances. Negotiations with the minority shareholders of PeterStar as to the repayment of the remaining intercompany balance due to the Company were concluded in March 1998 and resulted in a further reduction of approximately $5.3 million in PeterStar's liability. The effect of this settlement was to increase minority interest expense by approximately $2.1 million in 1997.

     (h) Consulting fees of $0.4 million, $0.1 million, and $0.1 million for the years December 31, 1998, 1997 and 1996, respectively, were charged to ALTEL by the other shareholder of ALTEL. There was no balance outstanding as of December 31, 1998 and 1997 in relation to these charges.

     (i) See also notes 3(c), (d), (e), 5(c) and 8(b).

                       PLD TELEKOM INC. AND SUBSIDIARIES

(14) COMMITMENTS AND CONTINGENCIES

  (a) Currency Licenses

     Under applicable Russian currency control regulations, the Company's Russian subsidiaries are required to have certain licenses from the Central Bank of Russia to enable them to make payments of and accept receipts of hard currency. While PeterStar, BCL and Teleport-TP have or have applied for all the necessary licenses, failure to receive the remaining licenses could result in fines and penalties. Management does not believe such fines and penalties would be material.

  (b) Russian and Kazakh Taxation

     Certain of the Company's Russian and Kazakh subsidiaries have accrued profits and other taxes based on interpretations of the law which may ultimately be disputed by the Russian and Kazakh taxation authorities. The exposure to additional profits and other taxes, fines and penalties is not determinable, although the Company believes such amounts will not be material.

     The Russian taxation system is relatively new and is characterized by numerous taxes and frequently changing legislation, which may be applied retroactively and is often unclear, contradictory, and subject to interpretation. Often, differing interpretations exist among numerous taxation authorities and jurisdictions.

     Taxes are subject to review investigation by a number of authorities, who are enabled by law to impose severe fines, penalties and interest charges. Generally, tax filings are subject to inspection for a period of six years. The occurrence of a review does not preclude subsequent review.

     These facts may create tax risks in Russia substantially more significant than in other countries. Management believes that it has adequately provided for tax liabilities based on its interpretation of tax legislation. However, the relevant authorities may have differing interpretations and the effects could be significant.

  (c) Purchase Commitments

     At December 31, 1998, PeterStar has commitments of approximately $3.4 million under long-term installment purchase agreements. The related contracts provide for financing of the amounts over approximately five years.

  (d) Transponder Capacity

     Teleport-TP currently utilizes capacity on three Intelsat satellites for the provision of its international and domestic long distance services, pursuant to rolling fifteen year contracts with Intelsat. These agreements require quarterly payments of $1.3 million for the remainder of their terms.

  (e) Management Services

     On January 1, 1998, ALTEL entered into a two year agreement with its other shareholder, by which the shareholder would provide certain consulting services, management support services and personnel expertise. Payments under this agreement are 300,000 tenge per month ($3,580 at the December 31, 1998 exchange rate) plus 1% of monthly gross revenues.

  (f) Motorola, USA

     Motorola, USA is the major supplier of ALTEL's network equipment. Under the supply contract, ALTEL files preliminary purchase orders for the delivery of equipment with a prepayment of 5% of the cost of the purchase order. Once a purchase order is presented, ALTEL may be exposed to potential liabilities to

                       PLD TELEKOM INC. AND SUBSIDIARIES

Motorola, USA in the amount of $1.2 million as at December 31, 1998.

  (g) Operating Leases

     As of December 31, 1998, the Company had long-term operating leases primarily involving business facilities and equipment. The leases have varying terms and contain renewal options. Future minimum lease payments under non-cancelable operating leases consist of the following as of December 31, 1998 (in thousands):

1999........................................................  $1,524
2000........................................................   1,376
2001........................................................   1,040
2002........................................................     886
2003........................................................     872
Thereafter..................................................   2,720
                                                              ------
  Total future minimum lease payments.......................  $8,418
                                                              ------

     Rent expense for the years ending December 31, 1998 and 1997 was $824,261 and $614,446 respectively.

(15) CANADIAN ACCOUNTING PRINCIPLES

     These consolidated financial statements have been prepared in accordance with U.S. GAAP which, in the case of the Company, conform with Canadian GAAP, except as follows:

     (a) Net loss for the years ended December 31:

                                                       1998        1997        1996
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Net loss for the year, as reported.................  $(42,811)   $(20,566)   $(12,461)
Non-cash interest on Convertible Notes.............      (781)       (508)       (252)
                                                     --------    --------    --------
Net loss for the year under Canadian GAAP..........  $(43,592)   $(21,074)   $(12,713)
                                                     ========    ========    ========

     Under Canadian GAAP, the Convertible Notes are a compound financial instrument and the debt and equity elements of the instrument are separately accounted for. For Canadian GAAP purposes, $13.9 million of the Convertible Notes were classified as equity and $12.6 million were classified as debt on issuance. Additional interest expense is charged to the consolidated statements of operations to accrete the debt portion to the principal amount of $26.5 million at maturity which, together with cash interest payments, results in an effective yield of 22.3%. Accordingly, long-term debt at December 31, 1998 and 1997 would amount to $139.5 million and $120.3 million, respectively, and shareholders' equity would amount to $137.2 million and $140.4 million, respectively, under Canadian GAAP.

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

     Effective December 31, 1998, the Company adopted new Canadian accounting standards for cash flow statements for Canadian GAAP purposes. These new standards are substantially the same as U.S. GAAP reporting requirements for all periods.

                       PLD TELEKOM INC. AND SUBSIDIARIES

(16) OTHER EXPENSE

     At the end of 1998, as a result of the economic conditions in Russia, the Company re-evaluated certain assets. As a result, the Company: (a) determined that $1.7 million of costs relating to transactions the Company no longer intends to pursue, should be written off; (b) recorded a $2.0 million valuation allowance related to a receivable from the minority shareholder of PeterStar. Such receivable arose in the 1997 recapitalization of PeterStar, at which time the Company advanced the minority shareholder the funds for its pro rata contribution; and (c) recorded an approximate $3.2 million provision against a finance lease receivable from one lessee.

     In addition, during February 1999 the Company entered into a transaction whereby it exchanged its ownership interest in a company whose sole asset was a cargo ship, with a carrying value of $3.0 million, for a 37% interest in an entity that is developing a telemedicine business in the FSU. The Company has determined that the ownership interest has a fair value of approximately $1 million and, as a result, has written down the carrying value of the asset exchanged to that amount.

(17) CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of selected quarterly financial data for the years ended December 31, 1998 and 1997:

                                                       1998 QUARTERS ENDED
                                       ---------------------------------------------------
                                       MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31
                                       --------    --------    ------------    -----------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenues...................  $35,166     $ 39,240      $ 38,426       $ 32,528
Operating income.....................    7,199        5,922           972         (4,145)
Interest and other income............      871          946           298            269
Interest expense.....................   (5,190)      (5,359)       (5,714)        (5,690)
Income taxes.........................    2,997        2,174         4,224            469
Minority interest....................    3,665        3,869           381          1,471
Net loss for the period..............   (4,509)      (5,358)      (13,241)       (19,703)
                                       =======     ========      ========       ========
Net loss per common share............  $ (0.14)    $  (0.16)     $  (0.36)      $  (0.55)
                                       =======     ========      ========       ========

     Adjustments recorded in the fourth quarter of 1998, resulting principally from the economic condition in Russia, are described in Note 16.

                                                       1997 QUARTERS ENDED
                                        --------------------------------------------------
                                        MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                        --------    -------    ------------    -----------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenues....................  $23,891     $26,389      $29,534         $34,610
Operating income......................    2,481       2,634        2,872           4,031
Interest and other income.............    1,394       1,260          625             335
Interest expense......................   (4,269)     (4,120)      (4,457)         (5,000)
Income taxes..........................    1,074       2,366        2,048           2,251
Minority interest.....................    1,766       1,457        1,391           4,785
Net loss for the period...............   (4,342)     (3,725)      (5,377)         (7,122)
                                        =======     =======      =======         =======
Net loss per common share.............  $ (0.14)    $ (0.12)     $ (0.17)        $ (0.22)
                                        =======     =======      =======         =======

     Minority interest for the fourth quarter of 1997 includes $2.1 million in connection with the settlement reached with the minority shareholders of PeterStar (see note 13(g)).

                       PLD TELEKOM INC. AND SUBSIDIARIES

(18) OPERATIONS BY GEOGRAPHIC AREA AND INDUSTRY SEGMENT

     The Company is a major provider of local, long distance and international telecommunications services in the Russian Federation and the Former Soviet Union. The activities of the Company are primarily segmented by reference to the businesses of its principal operating subsidiaries.

     PeterStar provides integrated local, long distance and international telecommunications services in St. Petersburg, Russia, through a fully digital fiber optic network.

     Technocom, through Teleport-TP, provides dedicated international telecommunications services to customers in Moscow and operates a satellite based pan-Russian long-distance network.

     ALTEL is currently the major provider of national cellular service in Kazakhstan.

     BCL provides dedicated international telecommunications services in St. Petersburg, Russia.

     Other activities of the Company relate principally to its corporate head office in New York, its operations center in London, and to smaller, less significant businesses primarily in their start-up phase.

     The Company's main financial criteria for assessing the importance and performance of its segments are by reference to revenues, income/(loss) before income taxes and minority interest, and identifiable assets.

     A summary of the Company's operations by geographic region is as follows:

                                                       1998        1997        1996
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Revenues:
  Russia...........................................  $105,527    $ 84,412    $ 42,661
  Kazakhstan.......................................    39,549      30,012      19,305
  Other............................................       284           0           0
                                                     --------    --------    --------
          Total revenues...........................  $145,360    $114,424    $ 61,966
                                                     ========    ========    ========
EBIT:
  Russia...........................................  $ 10,721    $ 21,603    $  9,615
  Kazakhstan.......................................    15,142      10,132       4,943
  Other............................................   (49,424)    (35,163)    (20,829)
                                                     --------    --------    --------
          Total EBIT...............................  $(23,561)   $ (3,428)   $ (6,271)
                                                     ========    ========    ========
Total assets:
  Russia...........................................  $251,142    $218,759
  Kazakhstan.......................................    62,282      61,871
  Other............................................    38,684      54,956
                                                     --------    --------
          Total assets.............................  $352,108    $335,586
                                                     ========    ========

                       PLD TELEKOM INC. AND SUBSIDIARIES

     A summary of the Company's operations by segment is as follows:

                                                       1998        1997        1996
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Revenues:
  PeterStar........................................  $ 72,371    $ 54,536    $ 32,355
  Technocom........................................    22,180      21,188       4,401
  ALTEL............................................    39,549      30,012      19,305
  BCL..............................................     9,854       7,648       5,101
  Other............................................     1,406       1,040         804
                                                     --------    --------    --------
          Total revenues...........................  $145,360    $114,424    $ 61,966
                                                     ========    ========    ========
Income/(loss) before income taxes and minority
  interest:
  PeterStar........................................  $ 21,401    $ 25,739    $  8,846
  Technocom........................................   (10,753)     (5,037)       (108)
  ALTEL............................................    15,142      10,132       4,943
  BCL..............................................       395         887         845
  Other............................................   (49,746)    (35,149)    (20,797)
                                                     --------    --------    --------
          Total income/(loss) before income taxes
            and minority interest..................  $(23,561)   $ (3,428)   $ (6,271)
                                                     ========    ========    ========
Total assets:
  PeterStar........................................  $132,814    $ 89,196
  Technocom........................................   107,722     116,846
  ALTEL............................................    62,282      58,249
  BCL..............................................     6,700       8,101
  Other............................................    42,590      63,194
                                                     --------    --------
          Total assets.............................  $352,108    $335,586
                                                     ========    ========

                         BALTIC COMMUNICATIONS LIMITED

                              FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

Independent auditors' report................................  F-37
Balance sheets..............................................  F-38
Statements of operations and retained earnings..............  F-39
Statements of cash flows....................................  F-40
Notes to financial statements...............................  F-41

                          INDEPENDENT AUDITORS' REPORT

Shareholder and Board of Directors of
Baltic Communications Limited:

     We have audited the accompanying balance sheets of Baltic Communications Limited as of December 31, 1998 and 1997, and the related statements of operations and retained earnings and cash flows for the years ended December 31, 1998, 1997 and the nine months ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baltic Communications Limited as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and the nine months ended December 31, 1996 in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 9(c) to the financial statements, the Company's parent, PLD Telekom Inc. (PLD) does not presently have sufficient funds on hand to meet its current debt obligations. The Company is a guarantor of such obligations. PLD's failure to make payment in full when required could result in a claim being made against the Company under its guaranty and a cross-default under and acceleration of other debt obligations for which the Company is also a guarantor. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Without qualifying our opinion, we draw your attention to the information contained in Note 1 to the financial statements regarding the uncertain operating environment in Russia. The ultimate effect that these significant economic uncertainties could have on the stated values, classification, realisation or settlement of assets and liabilities stated in these financial statements cannot presently be determined and accordingly no provisions have been made.

     Without qualifying our opinion, we draw your attention to the disclosures in Note 9 to the financial statements concerning the uncertainty relating to the effects of the Year 2000 problem.

St. Petersburg, Russia
March 30, 1999

                         BALTIC COMMUNICATIONS LIMITED

                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                                 1998         1997
                                                              ----------    ---------
ASSETS
Current assets:
  Cash......................................................  $  266,076      241,949
  Trade receivables, net (note 3)...........................     995,919    1,239,370
  Due from related parties (note 7).........................     531,998           --
  Prepayments...............................................      80,800      167,908
  Prepaid taxes.............................................     171,759           --
  Inventory.................................................      76,025      214,394
                                                              ----------    ---------
          Total current assets..............................   2,122,577    1,863,621
Property and equipment, net (note 4)........................   4,668,005    4,801,791
Investments.................................................       8,000        8,000
Intangible assets, net (note 5).............................      84,052       49,505
                                                              ----------    ---------
          Total assets......................................  $6,882,634    6,722,917
                                                              ==========    =========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Accounts payable..........................................   1,510,134    1,871,857
  Accrued liabilities.......................................      87,177      154,288
  Deferred revenues.........................................       4,019        3,861
  Taxes payable.............................................     100,211      151,499
  Deferred income tax liability.............................      30,706           --
  Due to related parties (note 6)...........................     932,646      686,609
  Customer deposits.........................................      26,234       27,217
                                                              ----------    ---------
          Total current liabilities.........................   2,691,127    2,895,331
                                                              ----------    ---------
Shareholder's equity:
  Common stock (note 8).....................................   2,183,000    2,183,000
  Retained earnings.........................................   2,008,507    1,644,586
                                                              ----------    ---------
          Total shareholder's equity........................   4,191,507    3,827,586
                                                              ----------    ---------
          Total liabilities and shareholder's equity........  $6,882,634    6,722,917
                                                              ==========    =========

                See accompanying notes to financial statements.

                         BALTIC COMMUNICATIONS LIMITED

                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
 YEARS ENDED DECEMBER 31, 1998 AND 1997 AND THE NINE MONTHS ENDED DECEMBER 31,
                                      1996

                                                            1998          1997          1996
                                                         ----------    ----------    ----------
Revenues:
  Telecommunications revenues..........................  $9,780,176    $7,562,269    $5,266,803
  Other non-telecommunications revenues................      73,678        39,980        36,704
                                                         ----------    ----------    ----------
  Total revenues.......................................   9,853,854     7,602,249     5,303,507
Direct costs...........................................   5,110,896     2,904,632     2,053,763
                                                         ----------    ----------    ----------
          Gross profit.................................   4,742,958     4,697,617     3,249,744
                                                         ----------    ----------    ----------
Operating expenses:
  General and administrative...........................   2,599,278     2,470,769     1,510,934
  Depreciation.........................................     575,708       557,494       331,256
  Amortisation.........................................      12,943         6,783           319
  Taxes other than income taxes........................     447,429       422,094       323,266
                                                         ----------    ----------    ----------
          Total operating expenses.....................   3,635,358     3,457,140     2,165,775
                                                         ----------    ----------    ----------
          Operating income.............................   1,107,600     1,240,477     1,083,969
Other income/(expense):
  Interest income......................................       3,093        35,777         3,424
  Foreign exchange loss (note 1).......................    (672,087)      (43,082)       (7,206)
  Loss on disposal of property and equipment...........     (43,979)      (42,069)      (49,059)
                                                         ----------    ----------    ----------
          Income before income taxes...................     394,627     1,191,103     1,031,128
Income taxes (note 10).................................      30,706       383,255       194,390
                                                         ----------    ----------    ----------
          Net income...................................     363,921       807,848       836,738
                                                         ----------    ----------    ----------
Retained earnings, beginning of period.................   1,644,586       836,738            --
                                                         ----------    ----------    ----------
Retained earnings, end of period.......................  $2,008,507    $1,644,586    $  836,738
                                                         ==========    ==========    ==========

                See accompanying notes to financial statements.

                         BALTIC COMMUNICATIONS LIMITED

                            STATEMENTS OF CASH FLOWS
 YEARS ENDED DECEMBER 31, 1998 AND 1997 AND THE NINE MONTHS ENDED DECEMBER 31,
                                      1996

                                                              1998        1997         1996
                                                            --------    --------    ----------
Cash flows from operating activities:
Net income................................................  $363,921     807,848       836,738
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation............................................   575,708     557,494       331,256
  Amortisation............................................    12,943       6,783           319
  Loss on disposal of property and equipment..............    43,979      42,069        49,059
Changes in operating assets and liabilities:
  (Increase)/decrease in trade receivables................   243,451    (359,164)      355,754
  (Increase)/decrease in prepayments......................    87,108     (13,250)      (93,937)
  (Increase)/decrease in inventory........................   138,369    (143,949)       17,947
  (Increase)/decrease in prepaid taxes....................  (171,759)     16,765       (16,765)
  Increase in due from related parties....................  (531,998)         --            --
  Increase/(decrease) in due to related parties...........   246,037    (361,311)    1,047,920
  Increase/(decrease) in deferred revenues................       158       3,861       (18,255)
  Decrease in customer deposits...........................      (983)     (1,642)      (10,530)
  Increase/(decrease) in taxes payable....................   (51,288)    151,499      (386,557)
  Increase/(decrease) in accrued liabilities..............   (67,111)     83,318        70,970
  Increase in deferred income tax liability...............    30,706          --            --
  Increase/(decrease) in accounts payable.................  (361,723)     90,685      (912,575)
                                                            --------    --------    ----------
     Net cash provided by operating activities............   193,597      73,158       434,606
                                                            --------    --------    ----------
Cash flows from investing activities:
  Capital expenditures....................................  (538,658)   (854,151)   (1,845,522)
  Proceeds on disposal of fixed assets....................     5,267      44,986         7,000
                                                            --------    --------    ----------
     Net cash used in investing activities................  (533,391)   (809,165)   (1,838,522)
                                                            --------    --------    ----------
     Increase/(decrease) in cash..........................    24,127      71,841      (567,178)
Cash at beginning of period...............................   241,949     170,108       737,286
                                                            --------    --------    ----------
Cash at end of period.....................................  $266,076     241,949       170,108
                                                            ========    ========    ==========
Supplementary disclosures:
Income tax paid...........................................  $368,431     240,047            --
                                                            ========    ========    ==========

                See accompanying notes to financial statements.

                         BALTIC COMMUNICATIONS LIMITED

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

(1) BACKGROUND

  (a) Business, Operations and Future Activities

     Baltic Communications Limited (the "Company") was formed to provide international direct dial, international payphone and leased line services to business customers in St. Petersburg and the Leningrad Oblast. The Company was incorporated on September 3, 1991 under the laws of the Russian Federation as a closed joint stock company.

     On April, 1 1996 PLD Telekom Inc. ("PLD" the "Parent") purchased 100% of the common shares of the Company for a net purchase price of $2,183,000. Such purchase price was allocated to the assets and liabilities of the Company as follows:

Cash........................................................    $   737,000
Other current assets........................................      1,385,000
Fixed assets................................................      3,199,000
Current liabilities.........................................     (3,138,000)
                                                                -----------
                                                                $ 2,183,000
                                                                ===========

     The Company's principal telecommunications license allows it to operate an international, national and local telecommunications system in St. Petersburg; this expires in 2003. Other licenses, all of which expire in 2001, are for telematic services, rent of circuits, data services and the operation of a dedicated national/international overlay network. These licenses are generally renewed on application. Grounds for termination of licenses are broad and subjective and there is little precedent upon which to determine the practical likelihood of termination.

  (b) Russian Business Environment

     In recent years, Russia has undergone fundamental political and economic change. As a result, operations carried out in Russia involve significant risks which are not typically associated with many other environments.

     The immediate and ongoing effects of severe economic instability in Russia include or may include slower economic growth or decline, a reduction in the availability of credit and the ability to service debt, volatile interest rates, changes and increases in taxes, higher inflation or hyperinflation, further devaluation of the rouble, restrictions on convertibility and movements of funds, bankruptcies including bank failures, and other severe economic and political consequences. These conditions and future policy changes could have a material adverse effect on the operations of the Company and the realisation and settlement of its assets and liabilities.

     The accompanying financial statements reflect management's current assessment of the impact of the economic situation on the financial position of the Company. Actual results could differ from management's current assessments and such differences could be material. In addition, the effect of future developments on the Company's financial position and the ability of others to continue to transact with the Company cannot presently be determined. The financial statements therefore may not include all adjustments that might ultimately result from these adverse conditions.

  (c) Uncertain Operating Environment in Russia

     The recoverability of the Company's assets, as well as the future operation of the Company, may be significantly affected by the current and future economic environment in Russia. The accompanying financial statements do not include any adjustments with regard thereto.

                         BALTIC COMMUNICATIONS LIMITED

  (d) Convertibility of the Rouble

     The Russian rouble is not a convertible currency outside the Russian Federation and, accordingly, any conversion of Russian rouble amounts to US dollars should not be construed as a representation that Russian rouble amounts have been, could be, or will be in the future, convertible into US dollars at the exchange rate used, or at any other exchange rate.

     The ability of the Russian government to maintain the stability of the rouble will depend on many political and economic factors, including its ability to control inflation and the availability of sufficient reserves to support the rouble. Uncertainty also exists with respect to the Central Bank's policy direction. The possibility of further restrictions on convertibility and currency movements cannot be ruled out.

     As a result of the devaluation of the rouble during the latter part of 1998 the Company has suffered transaction losses of $672,087 (1997: a loss of $43,082; 1996: a loss of $7,206).

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company's significant accounting policies are summarised as follows:

  (a) Basis of Presentation

     The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP).

     The financial statements have been presented on the push-down basis of accounting.

     The accompanying financial statements present the financial position and results of operations of the Company on a stand-alone basis. The Company incurs and pays its own expenses. Management assistance is provided by the Parent under the terms of negotiated management agreements and specific costs incurred by the Parent on behalf of the Company are charged thereto. All intercompany transactions and charges are disclosed in note 11, "Related Party Transactions."

     Income tax expense is based upon a calculation of current tax expense and deferred tax expense in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," on a stand-alone basis. Refer to note 10, "Income Taxes."

     There are no common costs allocated to the Company by the Parent. Direct costs incurred by the Parent on behalf of the Company are reimbursed by the Company. Services provided by the Parent are furnished under the terms of the negotiated management agreements -- refer to note 11, "Related Party Transactions." Management of the Company believes that the accompanying financial statements include all the costs incurred by the Company in its operations.

  (b) Reporting Currency and Foreign Currency Translation

     The statutory accounts of the Company are maintained in accordance with local accounting regulations and are stated in local currencies.

     Local statements are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 (SFAS 52), "Foreign Currency Translation."

     Under SFAS 52, the financial statements of entities in highly inflationary economies are measured in all cases using the U.S. dollar as the functional currency. U.S. dollar transactions are shown at their historical value. Monetary assets and liabilities denominated in local currencies are translated into U.S. dollars at the prevailing period-end exchange rate. All other assets and liabilities are translated at historical exchange rates. Results of operations have been translated using the exchange rates effective at the date of the transaction.

                         BALTIC COMMUNICATIONS LIMITED

Translation differences resulting from the use of these different rates are included in the accompanying statements of operations except where otherwise noted.

  (c) Revenue Recognition

     The Company records telecommunications revenues as earned, at the time services are provided.

  (d) Inventory

     Inventory is stated at the lower of cost or net realisable value and is comprised of spare parts for maintenance of the Company's transmission network and telephony products held for resale to customers.

  (e) Property and Equipment

     Property and equipment and other assets are stated at cost less accumulated depreciation and amortisation. Costs directly related to the installation of telecommunications equipment are included in the cost of the equipment. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

ASSET                                       ESTIMATED USEFUL LIFE
-----                                       ---------------------
Telecommunications equipment............       10 years
Office furniture and equipment..........        8 years
Motor vehicles..........................       7.5 years
Computer equipment......................        8 years

  (f) Fair Value of Financial Instruments

     The carrying amounts reported in the balance sheets for cash, trade and other receivables, amounts due to or from related parties, and accounts payable approximate fair value due to their short maturity.

  (g) Income Taxes

     Tax on the profit or loss for the year comprises current tax and the change in deferred tax. Current tax comprises tax payable calculated on the basis of the expected taxable income for the year, using the tax rates enacted at the balance sheet date, and any adjustment of tax payable for previous years.

     Deferred tax is provided using the balance sheet liability method on all temporary differences between the carrying amounts for financial reporting purposes and the amounts used for taxation purposes, except differences relating to the initial recognition of assets or liabilities which affect neither accounting nor taxable profit (taxable loss).

     The tax value of losses expected to be available for utilisation against future taxable income is set off against the deferred tax liability within the same legal tax unit and jurisdiction. Net deferred tax assets are reduced to the extent that it is no longer probable that the related tax benefit will be realised.

     Deferred tax is calculated on the basis of the tax rates that are expected to apply to the period when the asset is realised or the liability is settled. The effect on deferred tax of any changes in tax rates is charged to the statement of operations, except to the extent that it relates to items previously charged or credited directly to equity.

  (h) Use of Estimates

     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of

                         BALTIC COMMUNICATIONS LIMITED
contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

  (i) Impairment of Long-Lived Assets

     Long-lived assets and certain identifiable intangibles are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognised is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  (j) Comprehensive Income

     SFAS 130 "Reporting Comprehensive Income" was issued in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognised under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 as of January 1, 1998. For the years ended December 31, 1998, 1997, and 1996 comprehensive income was equal to net income reported in the statement of operations. As SFAS 130 only requires additional disclosures in the Company's financial statements, its adoption did not have any impact on the Company's financial position or results of operations.

(3) TRADE RECEIVABLES

     Trade receivables at December 31, 1998 and 1997 consists of the following:

                                                          1998         1997
                                                       ----------    ---------
Trade receivables....................................  $1,113,564    1,303,650
Less: allowance for doubtful accounts................    (117,645)     (64,280)
                                                       ----------    ---------
  Trade receivables, net of allowance................  $  995,919    1,239,370
                                                       ==========    =========

(4) PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1998 and 1997 consists of the following:

                                                        1998           1997
                                                     -----------    ----------
Telecommunications equipment.......................    5,654,426     5,249,255
Office furniture and equipment.....................      627,792       758,934
Vehicles and leasehold improvements................      708,777       577,424
                                                     -----------    ----------
  Total property and equipment.....................    6,990,995     6,585,613
Less: accumulated depreciation.....................   (2,322,990)   (1,783,822)
                                                     -----------    ----------
  Property and equipment, net......................  $ 4,668,005     4,801,791
                                                     ===========    ==========

                         BALTIC COMMUNICATIONS LIMITED

(5) INTANGIBLE ASSETS

     Intangible assets at December 31, 1998 and 1997 consists of the following:

                                                            1998       1997
                                                           -------    -------
Computer software........................................  $40,264     35,637
Licenses.................................................   45,560     30,057
Other....................................................   27,361         --
                                                           -------    -------
  Total intangible assets................................  113,185     65,694
Less: accumulated amortisation...........................  (29,133)   (16,189)
                                                           -------    -------
  Intangible assets, net.................................  $84,052     49,505
                                                           =======    =======

     Amortisation of intangible assets is provided over the estimated useful life of 3-10 years.

(6) DUE TO RELATED PARTIES

     The Company's liability to related parties at December 31, 1998 and 1997 consists of the following:

                                                            1998       1997
                                                          --------    -------
PLD Telekom Inc.........................................   615,000    455,000
PeterStar...............................................    37,875         --
PLD Management Services Limited.........................   256,254    231,609
Teleport-TP.............................................    23,517         --
                                                          --------    -------
                                                          $932,646    686,609
                                                          ========    =======

(7) DUE FROM RELATED PARTIES

     The receivables due from related parties at December 31, 1998 and 1997 consists of the following:

                                                              1998      1997
                                                            --------    ----
PLD Telekom Inc...........................................   182,553     --
PeterStar.................................................   103,797     --
Teleport-TP...............................................   237,985     --
CPY Yellow Pages Limited..................................     7,663     --
                                                            --------     --
                                                            $531,998     --
                                                            ========     ==

(8) SHAREHOLDER'S EQUITY

  (a) Common stock

     At December 31, 1998 and 1997 the Company had authorised share capital of 72,540 shares with a par value of 100 roubles each.

                                                          1998         1997
                                                       ----------    ---------
Issued and outstanding common shares with a par value
  of 100 roubles each................................  $    1,494        1,494
Additional paid-in capital...........................   2,181,506    2,181,506
                                                       ----------    ---------
Issued, outstanding and fully contributed............  $2,183,000    2,183,000
                                                       ==========    =========

                         BALTIC COMMUNICATIONS LIMITED

  (b) Distributable reserves

     Distributable reserves are restricted to the retained earnings of the Company which are determined according to Russian legislation. At December 31, 1998 and 1997 there are no reserves for distribution. No dividends have been approved for payment.

(9) COMMITMENTS AND CONTINGENCIES

  (a) Taxation Contingencies

     Russia currently has a number of laws related to various taxes imposed by both federal and regional governmental authorities. Applicable taxes include value added tax, corporation tax ("profit tax"), a number of turnover based taxes, and payroll (social) taxes, together with others.

     Laws related to these taxes have not been in force for significant periods, in contrast to more developed market economies. Therefore, regulations are often unclear, open to wide interpretation, and in some instances are conflicting. Accordingly few precedents with regard to issues have been established. Often, differing opinions regarding legal interpretation exist both among and within government ministries and organisations (like the State Tax Service and its various inspectorates), thus creating uncertainties and areas of conflict.

     Tax declarations, together with other legal compliance areas (such as customs and currency control matters) are subject to review and investigation by a number of authorities, which are enabled by law to impose extremely severe fines, penalties and interest charges. These facts create tax risks in Russia substantially more significant than typically found in countries with more developed tax systems.

     The Company has had extensive tax inspections during the periods, which have resulted in minimal penalties. These inspections have covered most of the taxes applicable to the Company.

     Management believes that it has adequately provided for tax liabilities in the accompanying financial statements. However, the risk remains that the relevant authorities could take differing positions with regard to interpretative issues and the effect could be significant.

  (b) The Year 2000 Issue (unaudited)

     The Year 2000 problem (or "Millennium Bug") arises as a result of information systems and/or equipment with embedded chips that incorrectly read the date 2000 and incorrectly perform calculations related to it. Any information technology that relies on a time or date function may not operate correctly, producing an inaccurate date when dealing with dates beyond 1999.

     The Company may experience the effects of the Year 2000 problem before, on, or after January 1, 2000 and the effects on operations and financial reporting, if not addressed, may range from minor errors to significant systems failures which could affect the Company's ability to conduct normal business operations.

     It is not possible to be certain that all aspects of the Year 2000 issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

     The Company is incurring significant costs in its efforts to mitigate any possible effects of the Year 2000 problem. These costs totalled approximately $100,000 in 1998, with approximately $80,000 planned to be spent during 1999.

  (c) Guarantees

     In June 1996, PLD issued senior discount notes and convertible subordinated notes with an aggregate principal amount of $149.5 million. The Company is a guarantor of the debt under the terms of the related indentures.

                         BALTIC COMMUNICATIONS LIMITED

     As noted in its annual report on Form 10-K, PLD does not presently have sufficient funds on hand to meet its current debt obligations. The Company is a guarantor of such obligations. While management of PLD believe that, as long as progress towards settlement of such obligations is being made, the holders of such debt will agree to payment deferrals beyond the present due date of April 30, 1999, there can be no assurance that the holders will grant such deferrals or that they will not demand payment in full of the obligations. PLD's failure to make payment in full could result in a claim being made against the Company under its guaranty and a cross-default under and acceleration of senior discount notes and convertible subordinated notes with an aggregate principal amount in excess of $150 million for which the Company also serves as a guarantor. These factors raise substantial doubt about the Company's ability to continue as a going concern.

(10) INCOME TAXES

     At December 31, 1998 Company has deferred income tax liabilities of $30,706 (deferred tax assets of $94,000 as of December 31, 1997). As a result of the rapid change in the regulatory environment and uncertainty surrounding the Russian tax regime, the Company had provided a valuation allowance against the deferred tax assets, calculated as of December 31, 1997.

     The tax effects of temporary differences that gave rise to the deferred tax assets are as follows:

                                                             1998     1997
                                                             ----    -------
Expenses not yet deducted for Russian tax purposes.........  $ --     94,000
Less: valuation allowance..................................    --    (94,000)
                                                             ----    -------
  Deferred tax asset.......................................  $ --         --
                                                             ====    =======

     The tax effects of temporary differences that give rise to the deferred tax liabilities are as follows:

                                                            1998       1997
                                                           -------    -------
Income not recognised yet for Russian tax purposes.......  $30,706         --
                                                           -------    -------
  Deferred tax liability.................................  $30,706         --
                                                           =======    =======

     The provision for current income taxes differs from that expected by applying statutory tax rates as follows:

                                                         1998         1997
                                                       ---------    ---------
Provision for income tax at statutory rates..........  $ 130,227    $ 393,064
Tax effect of temporary differences..................     30,706      (94,000)
Tax effect of non-deductible expenditures or losses
  deductible for statutory purposes..................   (130,227)      84,191
                                                       ---------    ---------
Income tax expense...................................  $  30,706    $ 383,255
                                                       =========    =========

 (11) RELATED PARTY TRANSACTIONS

     There have been various transactions with the following related parties:

     Teleport-TP, CPY Yellow Pages Limited, PeterStar, PLD Management Services Limited and PLD Telekom Inc.

     These transactions are of a minor routine nature and generally involve the provision of telecommunications services.

                          NWE CAPITAL (CYPRUS) LIMITED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM                                                          PAGE
----                                                          ----
Independent Auditors' Report................................  F-50
Consolidated balance sheets as of December 31, 1998 and
  1997......................................................  F-51
Consolidated statements of operations for the years ended
  December 31, 1998, 1997 and 1996..........................  F-52
Consolidated statements of cash flows for the years ended
  December 31, 1998, 1997 and 1996..........................  F-53
Consolidated statements of shareholders' equity for the
  years ended December 31, 1998, 1997 and 1996..............  F-54
Notes to consolidated financial statements..................  F-55

                          INDEPENDENT AUDITORS' REPORT

Shareholder and Board of Directors of
NWE Capital (Cyprus) Ltd.:

     We have audited the accompanying consolidated balance sheets of NWE Capital (Cyprus) Ltd. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholder's equity and cash flows for each of the years in the three year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NWE Capital (Cyprus) Ltd. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998 in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 16(d) to the consolidated financial statements, the Company's parent, PLD Telekom Inc. (PLD) does not presently have sufficient funds on hand to meet its current debt obligations. PLD's failure to make payment in full when required could result in a cross-default under and acceleration of other debt obligations for which the Company is a guarantor. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Without qualifying our opinion, we draw your attention to the information contained in Note 1 to the financial statements regarding the uncertain operating environment in Russia. The ultimate effect that these significant economic uncertainties could have on the stated values, classification, realisation or settlement of assets and liabilities stated in these financial statements cannot presently be determined and accordingly no provisions have been made.

     Without qualifying our opinion, we draw your attention to the disclosures in Note 16 to the financial statements concerning the uncertainty relating to the effects of the Year 2000 problem.

St. Petersburg, Russia
March 30, 1999

                           NWE CAPITAL (CYPRUS) LTD.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                                1998       1997
                                                              --------    -------
                                     ASSETS
Current assets:
  Cash and cash equivalents (note 7)........................  $  2,816      7,849
  Trade receivables, net of allowances of $1,788 and $3,002
     respectively...........................................    11,260     12,725
  VAT receivable............................................        --      2,154
  Other receivables and prepaids............................     2,024      3,266
  Due from related parties..................................        --        468
  Inventory.................................................     4,076      2,566
                                                              --------    -------
          Total current assets..............................    20,176     29,028
Property and equipment, net (note 6)........................   106,542     79,002
Telecommunications licenses, net of amortization of $24,077
  and $19,356, respectively (note 3)........................    37,663     42,286
Other receivables (note 4)..................................     2,012      3,012
Goodwill, net of amortization $789 and $574, respectively
  (note 5)..................................................     1,365      1,580
Other assets................................................       410        280
                                                              --------    -------
          Total assets......................................  $168,168    155,188
                                                              ========    =======
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank indebtedness (note 8)................................  $     --        900
  Accounts payable..........................................     1,980      1,971
  Accrued liabilities.......................................     2,640      3,044
  Customer deposits and advances............................     7,109      5,978
  Advances from other group companies (note 10).............    33,988     35,711
  Due to related parties....................................       462        818
  Current portion of long-term debt (note 9)................     3,479      2,180
                                                              --------    -------
          Total current liabilities.........................    49,658     50,602
                                                              --------    -------
Long-term liabilities:
  Advances from other group companies (note 10).............     4,669      6,627
  Long-term debt (note 9)...................................     7,165      7,975
                                                              --------    -------
          Total long-term liabilities.......................    11,834     14,602
                                                              --------    -------
Minority interest...........................................    28,113     19,391
Commitments and contingencies (note 16)
Shareholder's equity (note 12):
  Common stock, par value CY L1 per share. Authorised
     3,246,174 shares in 1998 and 1997; Issued and
     outstanding 3,246,174 shares in 1998 and 1997..........     7,082      7,082
  Contributed surplus.......................................    63,723     63,723
  Accumulated surplus/(deficit).............................     7,758       (212)
                                                              --------    -------
          Total shareholders' equity........................    78,563     70,593
                                                              --------    -------
          Total liabilities and shareholders' equity........  $168,168    155,188
                                                              ========    =======

          See accompanying notes to consolidated financial statements.

                           NWE CAPITAL (CYPRUS) LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                                1998       1997       1996
                                                              --------    -------    -------
Telecommunications revenues.................................  $113,041     85,588     52,651
Direct costs................................................    29,081     23,120     17,527
                                                              --------    -------    -------
          Gross profit......................................    83,960     62,468     35,124
Operating expenses:
  General and administrative................................    28,030     15,742     12,396
  Management fees...........................................     1,649      4,817      2,085
  Depreciation..............................................    10,266      7,194      4,758
  Amortization..............................................     4,935      4,936      4,884
  Taxes other than income taxes.............................     4,021      3,257      1,667
                                                              --------    -------    -------
          Total operating expenses..........................    48,901     35,946     25,790
          Operating income..................................    35,059     26,522      9,334
Other income/(expense):
  Interest and other income.................................       288        337        370
  Interest on long-term debt................................      (769)      (584)        --
  Foreign exchange loss (note 1)............................    (2,890)      (676)      (740)
  Other expense.............................................    (2,000)        --         (9)
  Settlement with minority shareholders (note 11)...........        --      5,339         --
                                                              --------    -------    -------
Income before income taxes and minority interest............    29,688     30,938      8,955
Income taxes (note 13)......................................     9,997      6,893      3,356
                                                              --------    -------    -------
          Income before minority interest...................    19,691     24,045      5,599
Minority interest...........................................    11,721     12,336      2,615
                                                              --------    -------    -------
          Net income........................................  $  7,970     11,709      2,984
                                                              ========    =======    =======

          See accompanying notes to consolidated financial statements.

                           NWE CAPITAL (CYPRUS) LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                               1998        1997       1996
                                                              -------    --------    -------
Cash flows from operating activities:
  Net income................................................  $ 7,970      11,709      2,984
  Adjustments to reconcile net income to net cash provided
     by/(used in) operating activities:
     Depreciation and amortization..........................   15,202      12,130      9,642
     Minority interest......................................   11,721      12,336      2,615
     Settlement with minority shareholders (note 11)........       --      (5,339)        --
     Other..................................................    2,000         133          9
     Customer deposits and advances.........................    1,131       3,284        103
     Changes in working capital (note 14)...................     (332)    (10,047)      (331)
                                                              -------    --------    -------
       Net cash provided by/(used in) operating
          activities........................................   37,692      24,206     15,022
                                                              -------    --------    -------
Cash flows from investing activities:
  Capital expenditures......................................  (32,056)    (19,367)   (20,652)
  Other assets..............................................     (130)         89        (58)
                                                              -------    --------    -------
          Net cash used in investing activities.............  (32,186)    (19,278)   (20,710)
                                                              -------    --------    -------
Cash flows from financing activities:
  Bank indebtedness.........................................     (900)        900         --
  Long-term debt............................................   (2,558)         --      6,247
  Advances from other group companies.......................   (4,081)     (3,591)     1,729
  Recapitalisation of PeterStar.............................       --       1,427         --
  Dividends paid............................................   (3,000)     (1,000)        --
                                                              -------    --------    -------
          Net cash provided by financing activities.........  (10,539)     (2,264)     7,976
                                                              -------    --------    -------
          Increase in cash and cash equivalents.............   (5,033)      2,664      2,288
  Cash and cash equivalents at beginning of year............    7,849       5,185      2,897
                                                              -------    --------    -------
  Cash and cash equivalents at end of year..................  $ 2,816       7,849      5,185
                                                              =======    ========    =======
Supplementary disclosures:
Non-cash investing and financing activities:
  Purchase of equipment with PLD advances and under
     long-term contracts....................................  $ 5,833      10,641      1,597
                                                              =======    ========    =======
  Recapitalisation of PeterStar (note 4)....................  $    --       4,012         --
                                                              =======    ========    =======
Interest paid...............................................  $ 1,685         728         --
                                                              =======    ========    =======
Income taxes paid...........................................  $10,133       6,924      3,999
                                                              =======    ========    =======

          See accompanying notes to consolidated financial statements.

                           NWE CAPITAL (CYPRUS) LTD.

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT NUMBER OF SHARES)

                                                                            ACCUMULATED
                                      NUMBER OF              CONTRIBUTED     SURPLUS/
                                       SHARES      AMOUNT      SURPLUS       (DEFICIT)      TOTAL
                                      ---------    ------    -----------    -----------    --------
Balance at January 1, 1996..........      1,000    $    2      $    --       $(14,905)     $(14,903)
Conversion of promissory note from
  PLD
  Telekom Inc.......................    928,591     2,000       18,000             --        20,000
Acquisition of WTC from PLD
  Telekom Inc.......................  2,316,583     5,080       45,723             --        50,803
Net income for the year.............         --        --           --          2,984         2,984
                                      ---------    ------      -------       --------      --------
Balance at December 31, 1996........  3,246,174     7,082       63,723       $(11,921)     $ 58,884
Net income for the year.............         --        --           --         11,709        11,709
                                      ---------    ------      -------       --------      --------
Balance at December 31, 1997........  3,246,174    $7,082      $63,723       $   (212)     $ 70,593
Net income for the year.............         --        --           --          7,970         7,970
                                      ---------    ------      -------       --------      --------
Balance at December 31, 1998........  3,246,174    $7,082      $63,723       $  7,758      $ 78,563
                                      =========    ======      =======       ========      ========

          See accompanying notes to consolidated financial statements.

                           NWE CAPITAL (CYPRUS) LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997
                          (THOUSANDS OF U.S. DOLLARS)

(1)  BUSINESS, OPERATIONS AND FUTURE ACTIVITIES

  (a) Background

     The Company is incorporated under the laws of Cyprus. The Company is a wholly-owned subsidiary of PLD Telekom Inc. ("PLD" or the "Parent"). Through its majority-owned and controlled subsidiaries, the Company is a provider of local, long distance and international telecommunications services in the former Soviet Union.

     The Company's telecommunications businesses are at various stages of development and are growing in emerging economies which, by their nature, have uncertain economic, political and regulatory environments. The general risks of operating businesses in the former Soviet Union include the possibility for rapid change in government policies, economic conditions, the tax regime and foreign currency regulations.

     Ultimate recoverability of the Company's investments is dependent upon their ability to maintain profitability, which is dependent to a certain extent on the stabilisation of the economies of the former Soviet Union, the ability to maintain the necessary telecommunications licenses and the ability to obtain adequate financing to meet capital commitments.

     The Company is in a net current liability position and will require the continued support of PLD in order to meet its obligations as they fall due.

  (b) Russian Business Environment

     In recent years, Russia has undergone fundamental political and economic change. As a result, operations carried out in Russia involve significant risks which are not typically associated with many other environments.

     The immediate and ongoing effects of severe economic instability in Russia include or may include slower economic growth or decline, a reduction in the availability of credit and the ability to service debt, volatile interest rates, changes and increases in taxes, higher inflation or hyperinflation, further devaluation of the rouble, restrictions on convertibility and movements of funds, bankruptcies including bank failures, and other severe economic and political consequences. These conditions and future policy changes could have a material adverse effect on the operations of the Company and the realisation and settlement of its assets and liabilities.

     The accompanying financial statements reflect management's current assessment of the impact of the economic situation on the financial position of the Company. Actual results could differ from management's current assessments and such differences could be material. In addition, the effect of future developments on the Company's financial position and the ability of others to continue to transact with the Company cannot presently be determined. The financial statements therefore may not include all adjustments that might ultimately result from these adverse conditions.

  (c) Uncertain Operating Environment in Russia

     The recoverability of the Company's assets, as well as the future operation of the Company, may be significantly affected by the current and future economic environment in Russia. The accompanying financial statements do not include any adjustments with regard thereto.

                           NWE CAPITAL (CYPRUS) LTD.

  (d) Convertibility of the Rouble

     The Russian rouble is not a convertible currency outside the Russian Federation and, accordingly, any conversion of Russian rouble amounts to US dollars should not be construed as a representation that Russian rouble amounts have been, could be, or will be in the future, convertible into US dollars at the exchange rate used, or at any other exchange rate.

     The ability of the Russian government to maintain the stability of the rouble will depend on many political and economic factors, including its ability to control inflation and the availability of sufficient reserves to support the rouble. Uncertainty also exists with respect to the Central Bank's policy direction. The possibility of further restrictions on convertibility and currency movements cannot be ruled out.

     As a result of the significant devaluation of the rouble during the latter part of 1998 the Company's subsidiary PeterStar has suffered foreign exchange losses of approximately $2,890. The corresponding loss in 1997 was approximately $676 and in 1996 was approximately $740. The major portion of the loss in 1998 relates to a period in August/September 1998, when it was difficult to convert roubles into other currencies.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company's significant accounting policies are summarised as follows:

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

                           NWE CAPITAL (CYPRUS) LTD.

  (c) Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 1998 and 1997, the Company's cash equivalents consist of term deposits of $1.4 million and $4.6 million respectively.

  (d) Revenue Recognition

     The Company records telecommunication revenues as earned, at the time services are provided with the exception of terminal sales. Terminal sales are recognised when the equipment is delivered and the supporting contract is signed.

  (e) Inventory

     Inventory is stated at the lower of average cost or net realisable value and is comprised of telephony products held for resale to customers.

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

     Interest costs incurred during the period of installation of telecommunications equipment are capitalised. The interest cost capitalised in 1998 amounted to $1,289,628 (1997: $927,791, 1996: $0).

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

                           NWE CAPITAL (CYPRUS) LTD.

     Under SFAS 52, the financial statements of foreign entities in highly inflationary economies are measured in all cases using the U.S. dollar as the functional currency. U.S. dollar transactions are shown at their historical value. Monetary assets and liabilities denominated in local currencies are translated into U.S. dollars at the prevailing period-end exchange rate. All other assets and liabilities are translated at historical exchange rates. Results of operations have been translated using the exchange rates effective at the date of the transaction. Translation differences resulting from the use of these different rates are included in the accompanying consolidated statements of operations.

  (k) Income Taxes

     Tax on the profit or loss for the year comprises current tax and the change in deferred tax. Current tax comprises tax payable calculated on the basis of the expected taxable income for the year, using the tax rates enacted at the balance sheet date, and any adjustment of tax payable for previous years.

     Deferred tax is provided using the balance sheet liability method on all temporary differences between the carrying amounts for financial reporting purposes and the amounts used for taxation purposes, except differences relating to the initial recognition of assets or liabilities which affect neither accounting nor taxable profit (taxable loss).

     The tax value of losses expected to be available for utilisation against future taxable income is set off against the deferred tax liability within the same legal tax unit and jurisdiction. Net deferred tax assets are reduced to the extent that it is no longer probable that the related tax benefit will be realised.

     Deferred tax is calculated on the basis of the tax rates that are expected to apply to the period when the asset is realised or the liability is settled. The effect on deferred tax of any changes in tax rates is charged to the statement of operations, except to the extent that it relates to items previously charged or credited directly to equity.

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

  (m) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", on January 1, 1996. SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognised is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  (n) Comprehensive Income

     SFAS 130 "Reporting Comprehensive Income" was issued in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognised under accounting standards as components of comprehensive income be reported in an annual financial statement

                           NWE CAPITAL (CYPRUS) LTD.

that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 as at January 1, 1998. For the years ended December 31, 1998, 1997, and 1996 comprehensive income was equal to net income reported in the statement of operations. As SFAS 130 only requires additional disclosures in the Company's financial statements, its adoption did not have any impact on the Company's financial position or results of operations.

  (o) Reclassifications

     Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

(3)  BUSINESSES AND ACQUISITIONS

     The Company's key interests at December 31, 1998 include a 60% equity interest in PeterStar Company Limited ("PeterStar") and a 50% indirect equity interest in ALTEL (before April 1998 named BECET International).

  (a) PeterStar

     PeterStar is a joint stock company registered in 1992 under the laws of the Russian Federation to provide international and domestic telecommunications services to St. Petersburg, Russia. In November 1994, PeterStar was granted a license to provide these services for a further ten years. The license was reissued in June 1996 and sets the number of lines which PeterStar may have and requires that at least 74,200 lines be introduced by June 1999. At December 31, 1998, PeterStar had 168,166 lines in place.

     Other licenses, all of which expire in 2001, are for telematic services, video conferencing, data services and the operation of a dedicated national/international overlay network. These licenses are generally renewed on application. Grounds for termination of licenses are broad and subjective and there is little precedent upon which to determine the practical likelihood of termination.

     In October 1992, PLD acquired a 50% interest in PeterStar for consideration of $20.0 million. All of the consideration was allocated to telecommunications licenses. This interest was subsequently transferred to the Company in exchange for a promissory note in the amount of $20.0 million. During 1996 the promissory note was exchanged for 928,591 shares of the Company.

     In March 1994, PLD acquired 90% of the outstanding shares of PMT Ltd., a Russian company whose sole asset was a 10% interest in PeterStar, for consideration of $8.2 million. PLD acquired the remaining 10% of PMT Ltd. in April 1996 for consideration of $1.8 million. All of the consideration was allocated to telecommunications licenses. In April 1996, PLD transferred its 10% interest in PeterStar to the Company in exchange for a $10.0 million non-interest bearing promissory note payable on demand and convertible to common shares at the option of either PLD or the Company. This acquisition has been accounted for using the continuity of interests method. Accordingly, PLD's historical cost of the PeterStar telecommunications licenses transferred to the Company is recorded in these financial statements and comparative figures have been restated to reflect the historical net book value of the PeterStar licenses and the related amortization expense.

  (b) ALTEL

     ALTEL provides cellular services pursuant to a 15 year license to operate a cellular and mobile telephone system in Kazakstan until February 2009. The Company's 50% interest in ALTEL is held by its wholly-owned subsidiary, Wireless Technology Corporations Limited ("WTC"), a company incorporated in the territory of the British Virgin Islands.

                           NWE CAPITAL (CYPRUS) LTD.

     In March 1994, PLD acquired all the outstanding shares of WTC for consideration of $30.0 million. The acquisition was accounted for by the purchase method. As of the date of acquisition, ALTEL had not commenced operations and did not have any tangible assets or liabilities. Therefore, the entire purchase price, including acquisition costs of $0.8 million was allocated to telecommunications licenses. ALTEL commenced commercial operations in September 1994. During 1994 and 1995, PLD contributed additional equity of $20.0 million to WTC which in turn contributed $20.0 million of working capital and equipment to ALTEL in exchange for its 50% equity interest.

     On January 5, 1996, PLD transferred its shares in WTC to the Company for consideration of 2,316,583 shares of the Company. This acquisition has been accounted for using the continuity of interests method. Accordingly, PLD's historical cost of the ALTEL license is recorded in these financial statements and comparative figures have been restated to reflect the historical net book value of the licenses and the related expense.

(4)  OTHER RECEIVABLES

     During 1997, a $13.6 million receivable by PLD from PeterStar was assigned to the Company. This amount was subsequently repaid by PeterStar with proceeds from a share issue. $4.0 million was advanced to a minority shareholder of PeterStar so that it could participate in the share issue. $4.0 million of the assigned amount is outstanding at December 31, 1998 (1997: $4.0 million), all of which is classified as long-term. At the end of 1998, as a result of the economic conditions in Russia, the Company recorded a $2.0 million valuation allowance with respect to this receivable.

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

                           NWE CAPITAL (CYPRUS) LTD.

(6)  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1998 and 1997 consist of the following (in thousands of U.S. dollars):

                                                                1998       1997
                                                              --------    -------
Telecommunications equipment:
  Installed.................................................  $ 84,388     68,492
  Uninstalled...............................................    31,289     11,473
Buildings...................................................     2,760      2,333
Office furniture and equipment..............................     5,714      4,156
Leasehold improvements......................................     5,929      5,277
Advances to equipment suppliers.............................     3,124      3,917
                                                              --------    -------
          Total property and equipment......................   133,204     95,648
Less accumulated depreciation...............................   (26,662)   (16,646)
                                                              --------    -------
  Property and equipment, net...............................  $106,542     79,002
                                                              ========    =======

     Property and equipment includes telecommunications equipment with a cost of $30.0 million (1997: $16.5 million) which has been pledged under the terms of long-term instalment agreements and $0 (1997: $6.6 million) which has been acquired under capital lease (note 9).

(7)  CASH AND CASH EQUIVALENTS

     The Company's cash and cash equivalents at December 31, 1998 and 1997 consist of the following (in thousands of U.S. dollars):

                                                               1998      1997
                                                              ------    ------
Cash on deposit:
  In Russia and Kazakstan...................................  $2,816    $6,621
  Outside Russia and Kazakstan..............................      --     1,228
                                                              ------    ------
                                                              $2,816     7,849
                                                              ======    ======

(8)  BANK INDEBTEDNESS

     At December 31, 1998, the Company had no bank indebtedness. In December 1997, PeterStar entered into a $2.0 million, one-year loan facility with BNP Dresdner Bank for the purchase of telecommunications equipment. Interest was charged on borrowed amounts at three-month LIBOR plus 2.5% per annum. The amounts drawn on the loan facility at December 31, 1997 were $900,000. The bank indebtedness was guaranteed by PLD.

                           NWE CAPITAL (CYPRUS) LTD.

(9)  LONG-TERM INDEBTEDNESS

     Amounts payable under the terms of the long-term instalment purchase agreements are as follows (in thousands of U.S. dollars):

                                                               1998       1997
                                                              -------    ------
Less than one year..........................................  $ 4,381     3,060
One to two years............................................    4,129     3,214
Two to three years..........................................    2,424     2,595
Three to four years.........................................    1,158     1,927
Four to five years..........................................      530     1,791
                                                              -------    ------
          Total minimum payments............................   12,622    12,587
Amounts representing interest...............................   (1,978)   (2,432)
                                                              -------    ------
                                                               10,644    10,155
Current portion.............................................    3,479     2,180
                                                              -------    ------
Non-current portion.........................................  $ 7,165     7,975
                                                              =======    ======

     Amounts payable are in respect of purchases of telecommunications equipment under long-term instalment purchase agreements. They represent future amounts payable discounted at a rate of 8% per annum. They are secured by pledges of the related assets until final payment is made in 2002.

(10)  ADVANCES FROM OTHER GROUP COMPANIES

     Amounts due to other group companies as of December 31, 1998 and 1997 are as follows:

                                                               1998       1997
                                                              -------    -------
PLD Telekom Inc.............................................  $28,222    $33,701
PLD Capital Asset (U.S.) Inc................................   10,214         --
PLD Asset Leasing Limited...................................       --      7,384
PLD Management Services Ltd.................................      221      1,253
                                                              -------    -------
          Total.............................................   38,657     42,338
Current portion.............................................   33,988     35,711
                                                              -------    -------
Non current portion.........................................  $ 4,669    $ 6,627
                                                              =======    =======

     The amounts due to PLD at December 31, 1998 and 1997, represent advances ($25.7 million) to PeterStar and NWE, and fees due to PLD for management services ($2.3 million) provided to PeterStar and ALTEL. Such amounts have no scheduled repayment terms and are classified as current.

     In September 1996, PeterStar entered into a capital lease for switching equipment. The lessor of the equipment was PLD Asset Leasing Limited (PLDAL), a Cypriot company, a wholly owned subsidiary of PLD. On June 25, 1998, PLD Asset Leasing transferred its interests in this lease and in three additional leases for equipment entered into during the first six months of 1998 to PLD Capital Asset (U.S.) Inc. (PLDCA), a United States company, which is also wholly owned by PLD. The three additional leases entered into during 1998 resulted in approximately $2,117 of equipment acquired under capital leases and a capital lease liability of an equal amount. At the date of transfer from PLDAL to PLDCA, the net liability under capital leases amounted to approximately $1,824. On the date of transfer, the capital leases were restructured as installment purchase agreements with substantially the same payment terms. Additionally, during 1998, PeterStar entered into an additional installment purchase agreement with PLDCA for approximately $1,097 of equipment. All installment purchase agreements carry interest rates ranging from 8% to 10%.

                           NWE CAPITAL (CYPRUS) LTD.

     Future payments due under these installment purchase agreements, including interest, are as follows:

1999........................................................  $ 6,220
2000........................................................    2,623
2001........................................................    2,338
2003........................................................      350
                                                              -------
          Total payments....................................   11,531
Less amount representing interest...........................    2,436
                                                              -------
Principal amounts due.......................................    9,095
Add accrued interest at December 31, 1998...................    1,119
                                                              -------
          Total due to PLDCA................................  $10,214
                                                              =======

     $12.1 million in advances from PLD Telekom Inc. arose on the acquisition of a 10% interest in PeterStar and on the acquisition of Yellow Pages (notes 3(a) and 5).

(11)  SETTLEMENTS WITH MINORITY SHAREHOLDERS

     During 1997, the Company and the minority shareholders of PeterStar reached a settlement regarding management fees and other costs previously charged by the Company, and expensed by PeterStar. As a result of the settlement, a charge to PeterStar of $5.4 million was disallowed. This amount was reflected by the Company as an increase in expenses.

(12)  COMMON STOCK

     At December 31, 1998 and 1997 the authorised capital stock of the Company consists of 3,246,174 common shares with par value of CY (pound) 1 per share. 3,246,174 shares are issued as of December 31, 1998 and 1997.

     Distributable reserves are restricted to the retained earnings of the Company's subsidiaries which are determined according to Russian, Cypriot and British Virgin Islands legislation. At December 31, 1998, that amount is the rouble equivalent of $6.7 million (1997 -- $14.8 million). No dividends have been approved for payment.

                           NWE CAPITAL (CYPRUS) LTD.

(13)  INCOME TAXES

     PeterStar and ALTEL are subject to income tax at statutory rates of 33% and 30%, respectively. The provision for income taxes, which relates substantially to current income taxes in PeterStar and ALTEL, differs from the U.S. federal and state statutory tax rates as follows (in thousands of U.S. dollars):

                                                           1998       1997      1996
                                                          -------    ------    ------
Provision for income taxes at statutory rates...........  $10,391    10,828     3,134
Add (deduct) the tax effect of:
  Exchange differences..................................   (7,661)       --        --
  Difference in rate....................................     (979)       58       692
  Foreign withholding taxes.............................      450        --        --
  Other.................................................      (96)       --        --
  Non-deductible amortization of licenses and
     goodwill...........................................    1,835       633       626
  Other non-deductible expenses.........................    4,075     1,045     1,348
  Concessions on capital expenditures...................     (726)   (3,775)   (2,292)
  Change in valuation allowance related to deferred tax
     assets.............................................    2,708    (1,896)     (152)
                                                          -------    ------    ------
          Provision for income tax......................  $ 9,997     6,893     3,356
                                                          =======    ======    ======

                           NWE CAPITAL (CYPRUS) LTD.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows (in thousands of U.S. dollars):

                                                               1998       1997
                                                              -------    ------
Deferred tax assets:
  Expenses not yet deducted for Russian and Kazak tax
     purposes...............................................  $ 3,571       863
Less valuation allowance....................................   (3,571)     (863)
                                                              -------    ------
                                                              $    --        --
                                                              =======    ======

     As a result of the rapid change in the regulatory environment and uncertainty surrounding the Russian and Kazakh tax regimes, the Company has provided a valuation allowance against deferred tax assets.

(14)  CHANGES IN WORKING CAPITAL

     Changes in working capital in each of the years in the three year period ended December 31, 1998 consist of the following (in thousands of U.S. dollars):

                                                               1998        1997       1996
                                                              -------    --------    -------
Decrease/(Increase) in trade receivables....................  $ 1,465      (6,832)    (2,465)
Decrease/(Increase) in VAT receivable.......................    2,154      (1,528)       281
(Increase)/Decrease in other receivables and prepaids.......   (1,758)     (1,088)     1,592
Increase in inventory.......................................   (1,510)       (868)      (409)
Change in amounts due from or to related parties............     (288)        213         --
(Decrease)/Increase in amounts payable and accrued
  liabilities...............................................     (395)         56        670
                                                              -------    --------    -------
Changes in working capital..................................  $  (332)    (10,047)      (331)
                                                              =======    ========    =======

(15)  RELATED PARTY TRANSACTIONS

     (a) Petersburg Telephone Network ("PTN"), an indirect minority shareholder of PeterStar has provided PeterStar during the years 1998, 1997 and 1996 with office space in St. Petersburg for no consideration.

     (b) Lease payments for the office in Almaty and other premises of $0.3 million, $0.1 million and $0.1 million for each of the years ended December 31, 1998, 1997 and 1996 were paid by ALTEL to Kazakhtelecom ("KT"), the other shareholder of ALTEL. There was no balance outstanding in relation to these leases as of December 31, 1998 and 1997.

     (c) PeterStar entered into a barter agreement with PTN under which the two parties have exchanged services valued at $2.7 million, $3.4 million and $3.0 million during 1998, 1997 and 1996, respectively. The amounts are recorded in the consolidated statements of operations as telecommunications revenues and direct costs. During 1998 the Company paid $1.2 million to PTN for certain of these services.

     (d) Direct costs for the years ended December 31, 1998, 1997 and 1996 include $4.4 million, $4.2 million and $3.3 million, respectively, paid to KT, the other shareholder of ALTEL in relation to the carriage of traffic over the public telephone network. Balances outstanding of $0.5 million, $0.8 million and $0.2 million as of December 31, 1998, 1997 and 1996, respectively, in relation to these charges, are included in due to related parties.

     (e) PeterStar entered into a capital lease with a wholly-owned subsidiary of PLD in 1996 (see note 9).

                           NWE CAPITAL (CYPRUS) LTD.

     (f) During 1998, PeterStar entered into a series of agreements with PTN under which PeterStar exchanged telecommunications equipment for telecommunications and other facility infrastructures. The total value of equipment exchanged during 1998 is $2.6 million. The infrastructure received under this exchange has been valued at the same amount. As a result of this arrangement PeterStar will be the sole provider of telecommunications services to one of the districts of St. Petersburg.

     (g) During 1998, PeterStar paid a total of $1.2 million on behalf of PTN. This amount has been capitalised as a prepayment in relation to the purchase of an exchange building.

     (h) PLD charged management fees of $2.1 million related to PeterStar and $1.6 million related to ALTEL during the year ended December 31, 1998 (1997 -- $2.0 million and $1.2 million, respectively; 1996 -- $1.2 million and $0.9 million, respectively). These amounts are recorded in the consolidated statements of operations as management fee expense. Balances outstanding of $0.1 million and $0.1 million as of December 31, 1998 and 1997 respectively are included in advances from other group companies.

     (i) PeterStar was charged management fees of $5.6 million, $1.7 million and $42,000 during 1998, 1997 and 1996, respectively, by OAO Telecominvest, a minority shareholder. These are included as general and administrative expenses in the consolidated statements of operations. As at December 31, 1998, PeterStar has prepaid a further $0.4 million in relation to management fees.

     (j) Consulting fees of $0.4 million, $0.1 million and $0.1 million for the years ended December 31, 1998, 1997 and 1996 respectively, were paid by ALTEL to KT. These amounts are included in general and administrative expenses, There was no balance outstanding as of December 31, 1998 and 1997 in relation to these charges.

     (k) Additional charges, related to management services of $0.1 million, $0.2 million and $26,000 for the years ended December 31, 1998, 1997 and 1996 respectively, were charged to ALTEL by PLD and another PLD subsidiary. These amounts are recorded in the consolidated statements of operations as general and administrative expenses.

     (l) PeterStar was charged $0 in service fees by PLD relating to recharged expenses and capital equipment in 1998 (1997: $3.6 million, 1996:
           $2.1 million). These amounts have been recorded in general and administrative expenses in the consolidated statements of operations or property and equipment in the consolidated balance sheets as appropriate.

     (m) During 1996 PeterStar entered into a five year instalment purchase agreement with PTN, an indirect minority shareholder, for telecommunications equipment. Total contract value was $13.7 million (note 9).

     (n) During 1998, PeterStar entered into a three year (1997: three to five year) instalment purchase agreement with wholly-owned subsidiaries of PLD for telecommunications equipment. The total contract value was $1.9 million (1997: $2.3 million) (note 10).

     (o) During 1997, the Company forgave certain amounts due to it from PeterStar, resulting in a loss to the Company of $5.4 million (note
          11).

(16)  COMMITMENTS AND CONTINGENCIES

  (a) Purchase Commitments

     At December 31, 1998 PeterStar has commitments of approximately $3.4 million under long-term instalment purchase agreements. All commitments relate to acquisition of the undelivered portion of

                           NWE CAPITAL (CYPRUS) LTD.

telecommunications equipment from suppliers as outlined in note 9. The related contracts provide for financing of the amounts over approximately five years.

  (b) Russian and Kazak Taxation

     The PeterStar and ALTEL subsidiaries have accrued profits and other taxes based on interpretations of the law which may ultimately be disputed by the local taxation authorities.

     Russia currently has a number of laws related to various taxes imposed by both federal and regional governmental authorities. Applicable taxes include value added tax, corporation tax ("profit tax"), a number of turnover based taxes, and payroll (social) taxes, together with others.

     Laws related to these taxes have not been in force for significant periods, in contrast to more developed market economies. Therefore, regulations are often unclear, open to wide interpretation, and in some instances are conflicting. Accordingly few precedents with regard to issues have been established. Often, differing opinions regarding legal interpretation exist both among and within government ministries and organisations (like the State Tax Service and its various inspectorates), thus creating uncertainties and areas of conflict.

     Tax declarations, together with other legal compliance areas (as examples, customs and currency control matters) are subject to review and investigation by a number of authorities, which are enabled by law to impose extremely severe fines, penalties and interest charges. These facts create tax risks in Russia substantially more significant than typically found in countries with more developed tax systems.

     PeterStar has had extensive tax inspections during the periods, which have resulted in minimal penalties. These inspections have covered most of the taxes applicable to PeterStar.

     Management believes that it has adequately provided for tax liabilities in the accompanying financial statements. However, the risk remains that the relevant authorities could take differing positions with regard to interpretative issues and the effect could be significant.

  (c) Management Services

     On January 1, 1995, WTC entered into a two year agreement with PLD, under which PLD would provide certain consulting, informational services, management support services and personnel expertise. Payments under this agreement were $25,000 per month plus 3% of monthly gross revenues. This agreement was renewed for a further year on January 1, 1997 and was terminated as of December 31, 1997. On January 1, 1998, ALTEL entered into an agreement directly with PLD covering the same range of services, with payments of $25,000 per month plus 3.4% of monthly gross revenues. This agreement was for a one year term, automatically renewable for successive one year periods unless terminated by either party.

  (d) Guarantee

     In June 1996, PLD issued senior discount notes and convertible subordinated notes with an aggregate principal amount of $149.5 million. The Company is a guarantor of the debt under the terms of the related indentures.

     As noted in its annual report on Form 10-K, PLD does not presently have sufficient funds on hand to meet its current debt obligations. While management of PLD believe that, as long as progress towards settlement of such obligations is being made, the holders of such debt will agree to payment deferrals beyond the present due date of April 30, 1999, there can be no assurance that the holders will grant such deferrals or that they will not demand payment in full of the obligations. PLD's failure to make payment in full could result in a cross-default under and acceleration of senior discount notes and convertible subordinated notes

                           NWE CAPITAL (CYPRUS) LTD.

with an aggregate principal amount in excess of $150 million for which the Company serves as a guarantor. These factors raise substantial doubt about the Company's ability to continue as a going concern.

  (e) Motorola, USA

     Motorola, USA is the major supplier of ALTEL's network equipment. Under the supply contract, ALTEL files preliminary purchase orders for the delivery of equipment with a prepayment of 5% of the cost of the purchase order. Once a purchase order is presented, ALTEL may be exposed to potential liabilities to Motorola, USA in the amount of $1.2 million as at December 31, 1998.

  (f) The Year 2000 Issue (unaudited)

     The Year 2000 problem (or "Millennium Bug") arises as a result of information systems and/or equipment with embedded chips that incorrectly read the date 2000 and incorrectly perform calculations related to it. Any information technology that relies on a time or date function may not operate correctly, producing an inaccurate date when dealing with dates beyond 1999.

     The Company may experience the effects of the Year 2000 problem before, on, or after January 1, 2000 and the effects on operations and financial reporting, if not addressed, may range from minor errors to significant systems failures which could affect the Company's ability to conduct normal business operations.

     It is not possible to be certain that all aspects of the Year 2000 issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

     The Company is incurring significant costs in its efforts to mitigate any possible effects of the Year 2000 problem.

                           PLD ASSET LEASING LIMITED

                              FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                    CONTENTS

                                                              PAGE
                                                              ----
Independent auditors' report................................  F-71
Balance sheet...............................................  F-72
Statements of operations....................................  F-73
Statements of cash flows....................................  F-74
Notes to the financial statements...........................  F-75

                          INDEPENDENT AUDITORS' REPORT

SHAREHOLDERS AND BOARD OF DIRECTORS

PLD ASSET LEASING LIMITED

     We have audited the accompanying Balance Sheets of PLD Asset Leasing Limited as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity and cash flows for each of the years in the two year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion the financial statements referred to above present fairly, in all material respects, the financial position PLD Asset Leasing Limited as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          MOORE STEPHENS
                                          CHARTERED ACCOUNTANTS

Nicosia, Cyprus
May 20, 1998

                           PLD ASSET LEASING LIMITED

                                 BALANCE SHEETS
                               AS AT DECEMBER 31
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                              NOTE      1997         1996
                                                              ----    ---------    ---------
ASSETS
  CURRENT:
     Cash...................................................             10,482       10,490
     Lease payments receivable-interest.....................   5        782,849            0
     Lease payments receivable-principal....................   5      2,117,954      977,151
                                                                      ---------    ---------
                                                                      2,911,285      987,641
  NON CURRENT:
     Lease payments receivable-principal....................   5      4,483,483    5,624,287
                                                                      ---------    ---------
                                                                      7,394,768    6,611,928
                                                                      =========    =========
LIABILITIES & SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES:
     Accounts payable.......................................   6              0    2,065,420
     Taxation payable.......................................             35,739            0
     Accrued liabilities....................................   3          8,281        5,667
     Due to PLD Telekom Inc.................................          6,638,607    4,571,121
                                                                      ---------    ---------
                                                                      6,682,627    6,642,208
SHAREHOLDER'S EQUITY
  CAPITAL STOCK:
     Share capital -- 1,900,000 shares authorized at Cy Pds
       1 per share..........................................   4          2,140        2,140
                                                                      ---------    ---------
                                                                      ---------    ---------
                                                                          2,140        2,140
Surplus/(deficit)...........................................            710,001      (32,420)
                                                                      ---------    ---------
                                                                        712,141      (30,280)
                                                                      ---------    ---------
                                                                      7,394,768    6,611,928
                                                                      =========    =========

                  The notes on pages 6-8 form an integral part
                         of these financial statements

                           PLD ASSET LEASING LIMITED

                            STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                                1997         1996
                                                              ---------    ---------
REVENUE:
  Finance lease income......................................    782,849            0
                                                              ---------    ---------
     Gross profit...........................................    782,849            0

OPERATING EXPENSES:
  General and administrative................................      4,681       31,475
  Interest expense..........................................          8          945
                                                              ---------    ---------
                                                                  4,689       32,420
                                                              =========    =========
Income/(loss) before income taxes...........................    778,160      (32,420)
Income taxes................................................     35,739            0
                                                              ---------    ---------
     Net income/(loss)......................................    742,421      (32,420)
                                                              =========    =========

                  The notes on pages 6-8 form an integral part
                         of these financial statements

                           PLD ASSET LEASING LIMITED

                            STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31
                      (EXPRESSED IN UNITED STATES DOLLARS

                                                                 1997          1996
                                                              ----------    ----------
CASH PROVIDED BY/(USED IN):
OPERATIONS:
Net earnings................................................     742,421       (32,420)
Non-cash items:
Changes in non-cash working capital.........................  (3,950,719)    1,093,936
                                                              ----------    ----------
                                                              (3,208,298)   (1,061,516)
INVESTING:
Lease payments receivable...................................   1,140,804    (5,624,287)
                                                              ----------    ----------
                                                               1,140,804    (5,624,287)
FINANCING:
Due to PLD Telekom Inc......................................   2,067,486     4,571,121
Issue of share capital and premium..........................           0         2,140
                                                              ----------    ----------
                                                               2,067,486     4,573,261
                                                              ----------    ----------
(Decrease)/increase in cash and cash equivalents............          (8)       10,490
Cash and cash equivalents, beginning of period..............      10,490             0
                                                              ----------    ----------
Cash and cash equivalents, end of period....................      10,482        10,490
                                                              ==========    ==========

                  The notes on pages 6-8 form an integral part
                         of these financial statements

                           PLD ASSET LEASING LIMITED

                       NOTES TO THE FINANCIAL STATEMENTS
                               DECEMBER 31, 1997
                      (EXPRESSED IN UNITED STATES DOLLARS)

1.  ACTIVITIES

     The Company has entered into a lease agreement at the end of 1996 to provide telecommunication equipment to a Russian Company.

2.  ACCOUNTING POLICIES

     2.1.  ACCOUNTING CONVENTION

     The financial statements have been prepared under the historical cost convention.

     2.2.  CURRENCY

     The books of the Company are maintained in United States Dollars and the accompanying financial statements and notes thereto are expressed in this currency.

     2.3.  TRANSLATION IN FOREIGN CURRENCIES

     Balances in foreign currency are translated at the closing rates prevailing at the balance sheet date.

     Expenses denominated in currencies other than the US $ are recorded in the accounting records and stated in the financial statements at the amounts actually converted into US $ at the rate ruling on the transaction date.

     2.4.  FINANCE LEASES

     Leases are recognised in the Company's balance sheet as a receivable equal to the net investment in the lease. Interest is recognised in the profit and loss at a constant periodic rate of return based on the net cash investment method. Principal repayments due within one year are shown as current assets.

3.  ACCRUED EXPENSES

                                                              1997     1996
                                                              US $     US $
                                                              -----    -----
Professional fees...........................................  8,281    5,667
                                                              =====    =====

4.  SHARE CAPITAL

     The Company's authorised share capital of Cy Pds 1,900,000 is made up of 1,900,000 ordinary shares of Cy Pds 1 each.

     The Company's issued and fully paid share capital amounts to Cy Pds 1,000 made up of 1,000 ordinary shares of Cy Pds 1 each.

     The amount of US $2,140 represents the equivalent of Cy Pds 1,000 translated at the exchange rate ruling on the date of issue.

                     The above notes form an integral part
                         of these financial statements

                           PLD ASSET LEASING LIMITED

5.  FINANCE LEASES

                                                          1997         1996
                                                          US $         US $
                                                        ---------    ---------
Gross investment in the lease.........................  8,800,000    8,800,000
Unearned finance income...............................  1,415,713    2,198,562
                                                        ---------    ---------
                                                        7,384,287    6,601,438
                                                        =========    =========
Amounts receivable within one year....................  2,900,804      997,151
Amounts receivable after more than one year...........  4,483,483    5,604,287
                                                        ---------    ---------
                                                        7,384,287    6,601,438
                                                        =========    =========

6.  ACCOUNTS PAYABLE

     Represent amounts due to equipment suppliers relating to the finance lease entered into by the Company.

7.  TAXATION

     The Company is liable to income tax under Section 28(a) of the Cyprus Income Tax Laws.

     The Company has tax payable of US $35,739 (Cy Pds 18,379).

8.  SHAREHOLDERS ADVANCES

     The advances are interest free and without fixed date of repayment.

9.  SECURITIES, PLEDGES AND CHARGES

     a) The Company's shares have been pledged as collateral security for the amount of US $123 million, representing "Senior Discount Notes" issued by the parent company.

     b) A charge has been established on the Company's receipts from the parent company, fees receivable from subsidiaries and receipts from other leasing companies as collateral for the US $123 million "Senior Discount Notes" issued by the parent company.

     c) An assignment of the Company's lease rental receipts, receivable from Peterstar Co Ltd amounting to US $8,800,000 has been made.

   All the above described charges, pledges and assignments are in favour of The Bank of New York.

10.  POST BALANCE SHEET EVENTS

     The Company allotted an additional 349,000 ordinary Cy Pds 1 shares to the existing shareholders on the 4th May 1998, increasing the issued share capital to Cy Pds 350,000 (nominal value).

                     The above notes form an integral part
                         of these financial statements

                         PLD CAPITAL ASSET (U.S.) INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent auditors' report................................   F-79
Balance sheet as of December 31, 1998.......................   F-80
Statement of operations for the period ended December 31,
  1998......................................................   F-81
Statement of shareholder's equity for the period ended
  December 31, 1998.........................................   F-82
Statement of cash flows for the period ended December 31,
  1998......................................................   F-83
Notes to financial statements...............................   F-84

                          INDEPENDENT AUDITORS' REPORT

Shareholder and Board of Directors
PLD Capital Asset (U.S.) Inc.:

     We have audited the accompanying balance sheet of PLD Capital Asset (U.S.) Inc. as of December 31, 1998 and the related statement of operations, shareholder's equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement preparation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLD Capital Asset (U.S.) Inc. as of December 31, 1998 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 9 to the financial statements, the Company's parent, PLD Telekom Inc. (PLD) does not presently have sufficient funds on hand to meet its current debt obligations. PLD's failure to make payment in full when required could result in a cross-default under and acceleration of other debt obligations for which the Company is a guarantor. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          KPMG

New York, New York
March 30, 1999

                         PLD CAPITAL ASSET (U.S.) INC.

                                 BALANCE SHEET
                               AS OF DECEMBER 31
                          (THOUSANDS OF U.S. DOLLARS)

                                                               1998
                                                              -------
Assets:
  Current:
     Cash and cash equivalents..............................  $    10
     Other receivables and prepaids.........................      228
     Assets held for resale (note 5)........................    3,949
     Due from related parties -- installment sales contracts
      (note 3)..............................................    6,408
                                                              -------
                                                               10,595
  Escrow funds (note 4).....................................      528
  Due from related parties -- installment sales contracts
     (note 3)...............................................    3,806
                                                              -------
                                                              $14,929
                                                              =======
Liabilities and Shareholder's Equity:
  Current liabilities:
     Accounts payable and accrued liabilities (note 6)......    1,977
     Due to related parties.................................    5,035
                                                              -------
                                                                7,012
  Commitments and contingencies (note 9)
  Shareholder's Equity:
     Capital stock (note 7):
     Additional paid-in capital.............................    6,641
  Retained earnings.........................................    1,276
                                                              -------
  Total Shareholder's Equity................................    7,917
                                                              -------
                                                              $14,929
                                                              =======

                See accompanying notes to financial statements.

                         PLD CAPITAL ASSET (U.S.) INC.

                            STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1998
                          (THOUSANDS OF U.S. DOLLARS)

                                                              1998
                                                              ----
Revenue:
  Interest income...........................................  $813
Operating Expenses:
  General and administrative................................    15
                                                              ----
Income before taxes.........................................   798
Income taxes (note 8).......................................   232
                                                              ----
Net income..................................................  $566
                                                              ====

                See accompanying notes to financial statements.

                         PLD CAPITAL ASSET (U.S.) INC.

                       STATEMENT OF SHAREHOLDER'S EQUITY
                          YEAR ENDED DECEMBER 31, 1998
                          (THOUSANDS OF U.S. DOLLARS)

                                                                 1998
                                                              -----------
BALANCE, BEGINNING OF YEAR..................................     7,351
Net profit..................................................       566
                                                                 -----
BALANCE, END OF YEAR........................................     7,917
                                                                 =====

                See accompanying notes to financial statements.

                         PLD CAPITAL ASSET (U.S.) INC.

                            STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1998
                          (THOUSANDS OF U.S. DOLLARS)

                                                               1998
                                                              -------
Cash provided by/(used in):
  Operations:
     Net income.............................................  $   566
     Non-cash items:
       Decrease/(increase) in deposits......................     (228)
       Decrease/(increase) in assets held for resale........   (3,949)
       Change in due from or due to related parties.........    2,205
       Increase/(decrease) in accounts payable and accrued
        liabilities.........................................    1,934
                                                              -------
                                                                  528
  Investing:
     Escrow.................................................     (528)
                                                              -------
                                                                 (528)
                                                              -------
Increase /(decrease) in cash and cash equivalents...........        0
Cash and cash equivalents, beginning of period..............       10
                                                              -------
Cash and cash equivalents, end of period....................  $    10
                                                              =======

                See accompanying notes to financial statements.

                         PLD CAPITAL ASSET (U.S.) INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

(1)  BUSINESS AND OPERATIONS

     PLD Capital Asset (U.S.) Inc. ("PLDCA" or "the Company") was incorporated on April 17, 1998 under the laws of the State of Delaware and is a wholly-owned subsidiary of PLD Telekom Inc. ("PLD" or the "Parent"). The Company was formed as a special purpose subsidiary to enter into installment sales agreements in respect of certain telecommunications equipment required by PLD's operating subsidiaries located in the Commonwealth of Independent States ("C.I.S."). During 1998, PLDCA assumed the assets, liabilities and business of PLD Asset Leasing Limited (PLDAL). PLDCA has recorded such assets and liabilities at the historical cost of PLDAL and has reflected the results of operations of PLDAL from January 1, 1998 until June 30, 1998, the date of transfer since the entities were under common control. PLDAL is a Cypriot company wholly owned by the Parent, which existed to enter into lease agreements with related companies. PLDAL is presently inactive and it is the intention of the Parent to dissolve PLDAL.

     Upon assumption of PLDAL's business, the leases previously entered into with related companies were restructured to be installment sales.

     Additionally during 1998, PLD transferred installment sales agreements with a combined carrying value of $1,824,000 it had previously entered into with related companies to PLDCA. The Company has recorded these assets at historical cost of PLD and has recorded an intercompany liability to PLD at the same amount.

     The accompanying financial statements present the financial position and results of operations of the Company on a stand-alone basis. The Company incurs and pays it own expenses. Specific costs incurred by the parent on behalf of the Company are charged thereto. All intercompany transactions and charges are disclosed in note 10, "Related Party Transactions".

     Income tax expense is based upon a calculation of current tax expenses and deferred tax expenses in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", on a stand-alone basis. Refer to note 8, "Income Taxes".

     Intercompany interest charges incurred are the result of, and are made pursuant to, intercompany loan and/or installment sales agreements and are not a result of allocations of interest by the Parent or its subsidiaries.

     There are no common costs allocated to the Company by the Parent. Direct costs incurred by the Parent on behalf of the Company are reimbursed by the Company. Services provided by the Parent are furnished under the terms of negotiated management agreements. Refer to note 10, "Related Party Transactions". Management of the Company believes that the accompanying financial statements include all the costs incurred by the Company in its operations.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company's significant accounting policies are summarized as follows:

  (a) Basis of Presentation

     The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP).

  (b) Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Funds held in escrow, totaling $528,000 at December 31, 1998, are shown separately under non-current assets.

                         PLD CAPITAL ASSET (U.S.) INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

  (c) Revenue Recognition

     The Company records interest income on installment sales contracts as earned.

  (d) Receivables

     Receivables reflect amounts owing pursuant to installment sales contracts outstanding with PLD's operating subsidiaries and include accrued interest at varying rates of interest.

  (e) Fair Value of Financial Instruments

     The carrying amounts reported in the balance sheet for cash and cash equivalents, escrow funds, accounts receivable and accounts payable approximate fair value due to their short maturities.

  (f) Use of Estimates

     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

(3)  INSTALLMENT SALES CONTRACTS

Installment sales contract payments due:
                              1999                             $6,189
                              2000                              2,654
                              2001                              2,338
                              2002                                350
                                                              -------
                                                               11,531
Amounts representing interest...............................    1,317
                                                              -------
Present value of installment sales contract payments due....  $10,214
                                                              =======

(4)  ESCROW FUNDS

     At December 31, 1998, the Company had $528,000 deposited in an escrow account maintained with the Bank of New York. Escrow funds are generally invested in U.S. Treasury backed securities with maturities less than 30 days. Use of the escrow funds is governed by the detailed provisions contained within the revised indentures relating to PLD's senior discount notes which were issued in June 1996.

(5)  ASSETS HELD FOR RESALE

     Assets held for resale, consisting solely of telecommunications equipment, is stated at cost and includes assets acquired by the Company which have yet to be accepted by a PLD subsidiary or which have yet to be used for billable commercial services. Accordingly, no depreciation is charged on this equipment as it has yet to be commissioned. At December 31, 1998, a total of $3,949,000 in equipment had yet to be accepted or put into service by PLD subsidiaries.

                         PLD CAPITAL ASSET (U.S.) INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

(6)  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     A total of $1,948,000 was owed to suppliers by the Company at December 31, 1998 relating to telecommunications equipment yet to be delivered to and/or accepted by PLD subsidiaries.

(7)  COMMON STOCK

     At December 31, 1998, the authorized capital stock of the Company consisted of (an unlimited number of) common shares with a par value of $0.01 per share of which 1,000 were issued and outstanding.

(8)  INCOME TAXES

     PLDCA is included in the consolidated federal and certain state and local income tax returns of PLD. PLD accounts for its income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting For Income Taxes (SFAS 109). In accordance with SFAS 109, when separate financial statements are prepared for a member of a group that files a consolidated return, the consolidated amount of current and deferred tax expense for the consolidated group must be allocated among the members of the group. The method of allocation must be consistent with the broad principles of SFAS 109. For the Company's financial statements, a separate return method was utilized for income taxes whereby current and deferred taxes were calculated by applying the provisions of SFAS 109 as if the Company was a separate individual taxpayer.

     The components of income taxes for the year ended December 31, 1998 are as follows:

Current
  Federal and foreign.......................................  $152,000
  State and local...........................................    80,000
                                                              --------
                                                               232,000
Deferred....................................................        --
                                                              --------
                                                              $232,000
                                                              ========

     The effect of foreign and state income tax provisions caused the Company's effective tax rate to differ from the U.S. statutory income tax rate during 1998.

     As of December 31, 1998, $217,000 of tax related balances owed to PLD is included in Due to related parties.

(9)  COMMITMENTS AND CONTINGENCIES

     In June 1996, PLD issued senior discount notes and convertible subordinated notes with an aggregate principal amount of $149.5 million. The Company is a guarantor of the debt under the terms of the related indentures.

     As noted in its annual report on Form 10-K, PLD does not presently have sufficient funds on hand to meet its current debt obligations. While management of PLD believe that, as long as progress towards settlement of such obligations is being made, the holders of such debt will agree to payment deferrals beyond the present due date of April 30, 1999, there can be no assurance that the holders will grant such deferrals or that they will not demand payment in full of the obligations. PLD's failure to make payment in full could result in a cross-default under and acceleration of senior discount notes and convertible subordinated notes with an aggregate principal amount in excess of $150 million for which the Company serves as a guarantor. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                         PLD CAPITAL ASSET (U.S.) INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

     (b) As of December 31, 1998, the Company had entered into purchase commitments with unaffiliated companies relating to telecommunications equipment amounting to $2,051,000.

(10)  RELATED PARTY TRANSACTIONS

     PLDCA has sold to PeterStar Company Limited ("PeterStar") telecommunications equipment valued at $9,815,000 pursuant to five installment sales contracts either signed directly with PeterStar, or assigned from PLD and PLDAL. The Company recorded interest income of $813,000 in respect of these contracts in 1998. As of December 31, 1998, PeterStar owes PLDCA a total of $10,214,000 in respect of these contracts.

     As of December 31, 1998, PLDCA owed PLD $4,818,000 in respect of assets assigned or transferred to PLDCA during the year.

                               TECHNOCOM LIMITED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM                                                          PAGE
----                                                          ----
Independent Auditors' Report................................  F-90
Consolidated balance sheets as of December 31, 1998 and
  1997......................................................  F-91
Consolidated statements of operations for the years ended
  December 31, 1998, 1997 and 1996..........................  F-92
Consolidated statements of shareholders' equity for the
  years ended December 31, 1998, 1997 and 1996..............  F-93
Consolidated statements of cash flows for the years ended
  December 31, 1998, 1997 and 1996..........................  F-94
Notes to consolidated financial statements..................  F-95

                  REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
TECHNOCOM LIMITED:

     We have audited the accompanying consolidated balance sheets of Technocom Limited and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technocom Limited and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998 in conformity with accounting principles generally accepted in the United States.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered recurring losses, has a working capital deficiency, and does not presently have sufficient funds on hand to meet its current obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          KPMG
                                          Chartered Accountants

Dublin, Ireland
March 30, 1999

                       TECHNOCOM LIMITED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997
                      (THOUSANDS OF UNITED STATES DOLLARS)

                                                               1998       1997
                                                                US$        US$
                                                              -------    -------
                                     ASSETS
CURRENT ASSETS:
  Cash and term deposits (note 4)...........................      390      4,671
  Trade receivables, net of allowance of $630
     (1997 -- $220).........................................    2,394      2,942
  Other receivables.........................................    1,880      2,806
  Due from related parties (note 12)........................    8,162      5,591
                                                              -------    -------
          TOTAL CURRENT ASSETS..............................   12,826     16,010
Property and equipment, net (note 5)........................   48,408     50,656
Telecommunications licenses, net (note 6)...................   31,904     36,632
Goodwill, net (note 7)......................................   10,572     11,129
Due from related parties (note 12)..........................    1,752      2,253
Other investments and assets, net (note 8)..................      593      1,307
                                                              -------    -------
          TOTAL ASSETS......................................  106,055    117,987
                                                              =======    =======
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................    2,915      6,331
  Accrued liabilities.......................................      757      1,590
  Due to related parties (note 12)..........................   21,621     21,867
  Deferred taxes (note 11)..................................       --        549
  Taxes payable.............................................    3,571         --
  Supplier financing (note 9)...............................      759      1,905
                                                              -------    -------
          TOTAL CURRENT LIABILITIES.........................   29,623     32,242
Other liabilities...........................................       --        337
Due to related parties (note 12)............................    8,000        336
Supplier financing (note 9).................................    2,068      3,327
SHAREHOLDERS' EQUITY (note 10)
  Share capital.............................................        1          1
  Share premium.............................................   40,390     40,390
  Additional paid-in capital................................   46,439     45,756
  Retained deficit..........................................  (20,466)    (4,402)
                                                              -------    -------
          TOTAL SHAREHOLDERS' EQUITY........................   66,364     81,745
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........  106,055    117,987
                                                              =======    =======

        See accompanying notes to the consolidated financial statements

                       TECHNOCOM LIMITED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                      (THOUSANDS OF UNITED STATES DOLLARS)

                                                               1998       1997     1996
                                                              -------    ------    -----
                                                                US$       US$       US$
REVENUES:
     Telecommunications.....................................   20,506    19,024    3,302
     Finance lease income...................................    1,674     1,956    1,404
                                                              -------    ------    -----
          TOTAL REVENUES....................................   22,180    20,980    4,706
DIRECT COSTS................................................   11,156    13,034    2,487
                                                              -------    ------    -----
GROSS PROFIT................................................   11,024     7,946    2,219
OPERATING EXPENSES:
     General and administrative.............................   14,856     8,739    2,383
     Depreciation...........................................    3,665     2,561      138
     Amortization...........................................    5,968       281       10
     Other expenses and taxes...............................       --        --      125
                                                              -------    ------    -----
          TOTAL OPERATING EXPENSES..........................   24,489    11,581    2,656
OPERATING LOSS..............................................  (13,465)   (3,635)    (437)
OTHER INCOME/(EXPENSES):
     Share of losses of equity investments (note 3).........     (604)     (677)    (359)
     Interest income........................................      151       607    1,233
     Interest expenses......................................     (242)   (1,126)    (589)
     Other expenses.........................................     (790)       --       --
     Foreign exchange loss..................................   (1,470)       --       --
                                                              -------    ------    -----
LOSS BEFORE TAXATION AND MINORITY INTEREST..................  (16,420)   (4,831)    (152)
Income taxes (note 11)......................................      356      (273)    (104)
                                                              -------    ------    -----
Loss before minority interest...............................  (16,064)   (5,104)    (256)
Minority interest...........................................       --       638      (19)
                                                              -------    ------    -----
NET LOSS....................................................  (16,064)   (4,466)    (275)
                                                              =======    ======    =====

        See accompanying notes to the consolidated financial statements

                       TECHNOCOM LIMITED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                      (THOUSANDS OF UNITED STATES DOLLARS)

                                                               1998       1997      1996
                                                              -------    ------    ------
                                                                US$       US$       US$
BALANCE AT BEGINNING OF YEAR................................   81,745    40,455    20,730
Premium on shares issued....................................       --        --    20,000
Additional paid in capital..................................      683    45,756        --
Net loss....................................................  (16,064)   (4,466)     (275)
                                                              -------    ------    ------
BALANCE AT END OF YEAR......................................   66,364    81,745    40,455
                                                              =======    ======    ======

        See accompanying notes to the consolidated financial statements

                       TECHNOCOM LIMITED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                      (THOUSANDS OF UNITED STATES DOLLARS)

                                                               1998       1997       1996
                                                              -------    -------    -------
                                                                US$        US$        US$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  (16,064)    (4,466)      (275)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Provision for loss on lease receivable....................    3,203         --         --
  Depreciation and amortisation.............................    9,633      2,842        148
  Share of loss of equity investments.......................      604        677        359
  Minority interest.........................................       --       (638)        19
  Other.....................................................      200        337         --
Changes in operating assets and liabilities:
  Increase/(decrease) in trade receivables..................      548      1,019       (270)
  (Decrease)/increase in other receivables..................      422     (2,263)     2,455
  Changes in due from/to related parties....................     (585)    (2,440)     2,052
  (Decrease)/increase in accounts payable...................     (199)     3,104        (29)
  (Decrease)/increase in accrued liabilities................     (833)    (1,713)     3,440
                                                              -------    -------    -------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................   (3,071)    (3,541)     7,899
CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease)/increase in bank indebtedness....................   (2,516)   (15,829)     7,951
Related party financing.....................................    7,842     12,886      4,757
Proceeds from issuance of preferred shares..................       --         --     20,000
                                                              -------    -------    -------
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES.........    5,326     (2,943)    32,708
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................   (5,793)   (16,567)   (20,766)
Investment in Technopark, net of cash acquired..............       --         --     (2,866)
Investment in Teleport, net of cash acquired................       --         --     (2,133)
Other investments and assets................................     (743)      (275)       491
                                                              -------    -------    -------
NET CASH USED IN INVESTING ACTIVITIES.......................   (6,536)   (16,842)   (25,274)
                                                              -------    -------    -------
(Decrease)/increase in cash.................................   (4,281)   (23,326)    15,333
Cash at beginning of year...................................    4,671     27,997     12,664
                                                              -------    -------    -------
Cash at end of year.........................................      390      4,671     27,997
                                                              =======    =======    =======
SUPPLEMENTAL DISCLOSURES
  Non-cash financing activity: supplier financing...........       --      3,327         --
                                                              =======    =======    =======
Income taxes paid...........................................       --         --        238
                                                              =======    =======    =======
Interest paid...............................................      211      1,126        589
                                                              =======    =======    =======

        See accompanying notes to the consolidated financial statements

                       TECHNOCOM LIMITED AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997
            (TABULAR AMOUNTS IN THOUSANDS OF UNITED STATES DOLLARS)

1  BUSINESS OPERATIONS AND FUTURE ACTIVITIES

     Technocom Limited and subsidiaries ("the Company") was incorporated under the laws of the Republic of Ireland in January 1992. The Company's principal activity is the provision of telecommunications services in Russia. The Company conducts its business activities directly and through a number of subsidiaries and other affiliates, most of which are incorporated in Russia. The Company established a registered foreign representative office in Russia in October 1995. The Company's parent is PLD Telekom Inc. ("PLD", or the "Parent"), a United States publicly listed company. The Company is dependent on the continued financial support of its Parent to finance its ongoing operations. Both the Parent and the Company have suffered recurring losses and working capital deficiencies. Should the parent cease to trade as a going concern, the Company may have to resort to extraordinary measures, including making sales of assets under distressed conditions or ultimately seek the protection of the bankruptcy courts. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result form the outcome of this uncertainty.

     Ultimate recoverability of the Company's investments is dependent upon its ability to achieve and maintain profitability, which is dependent to a certain extent on the stabilisation of the economies of the former Soviet Union, the ability to maintain the necessary telecommunications licenses and the ability to obtain adequate financing to meet capital commitments.

     In recent years, Russia has undergone fundamental political and economic change. As a result, operations carried out in Russia involve significant risks which are not typically associated with many other world markets. Instability in the market reform process could subject the Company to unpredictable changes in the basic business environment in which it currently operates. Uncertainties regarding the political, legal, tax or regulatory environment including the potential for adverse and retroactive changes in any of these, could significantly affect the Company's ability to operate commercially. Management is unable to estimate what changes may occur or the resulting effects of any such changes on the Company's financial position or future results from operations.

     In 1998, the effects of adverse economic conditions in Russia included a national liquidity crisis, devaluation of the rouble, higher interest rates, and reduced opportunity for refinancing or refunding of maturing debts. In order to partially address this situation, the Russian government announced policies intended to address the structural weaknesses in the Russian economy and financial sector.

     While the policies are intended to alleviate the economic crisis in Russia, the immediate effects could include slower economic growth or decline, a reduction in the availability of credit and the ability to service debt, an increase in interest rates, changes and increases in taxes, an increased rate of inflation or hyperinflation, further devaluation of the rouble, and restrictions on convertibility of the rouble and movements of hard currency, an increase in the number of bankruptcies of entities (including bank failures), labour unrest and strikes resulting from the possible increase in unemployment and political unrest. These conditions and future policy changes could have a material adverse effect on the operations of the Company and the realisation and settlement of its assets and liabilities.

     The accompanying financial statements reflect management's assessment of the impact of this economic situation on the financial position of the Company. Actual results could differ from management's current assessments and such differences could be material. In addition, the effect on the Company's financial position of future developments and access to further financial information concerning the Company's customers, suppliers, financiers and others and their ability to continue to transact with the Company cannot presently be determined. The financial statements therefore may not include all adjustments that might ultimately result from these adverse conditions.

                       TECHNOCOM LIMITED AND SUBSIDIARIES

2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company's significant accounting policies are summarised as follows:

  (a) Basis of presentation

     The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP).

     The company's parent is PLD. On November 26, 1997, PLD acquired 29.6% of the common stock of the Company for $32.5 million plus acquisition costs of $840,000, raising its interest to 80.4%. As of December 31, 1997, the parent's investment in the company has been pushed down into the company's consolidated financial statements and allocated to the cost of the telecommunications licenses and goodwill. The company's consolidated balance sheet at December 31, 1998 and 1997, reflects the effect of this push down accounting and the related amortization has been reflected in the Company's consolidated statement of operations as of January 1, 1998. The cost of the telecommunications licenses is amortised on a straight line basis over the terms of the related licenses. Goodwill is amortised on a straight line basis over 20 years.

     The accompanying consolidated financial statements present the financial position and results of operations of the Company on a stand-alone basis. The Company incurs and pays its own expenses. All intercompany transactions and charges are disclosed in note 12, "Related Parties".

     Income tax expense is based upon a calculation of current tax expense and deferred tax expense in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", on a stand-alone basis. Refer to note 11, "Income Taxes".

     Intercompany interest charges incurred are the result of, and are made pursuant to, intercompany loan and/or lease agreements and are not a result of allocations of interest by the Parent or its subsidiaries.

     Telecommunication license amortization expense is based upon the cost of the licenses. Amortization expense is calculated on a straight-line basis over the terms of the licenses including the portion of the Parent's investment in the terms of the licenses including the portion of the Parent's investment in the Company which has been allocated to telecommunication licenses and pushed down into the Company's consolidated financial statements.

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

                       TECHNOCOM LIMITED AND SUBSIDIARIES

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

  (f) Intangible assets

     Telecommunications licenses are amortized on a straight-line basis over the terms of the licenses.

     Goodwill represents the excess of the purchase price over the fair values of the net assets acquired and is being amortised on a straight line basis over periods ranging from five to ten years.

  (g) Net investment in finance leases

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

                       TECHNOCOM LIMITED AND SUBSIDIARIES

  (j) Income taxes

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

  (k) Use of estimates

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

  (l) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     Long-lived assets and certain identifiable intangibles are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  (m) Comprehensive income

     SFAS 130, "Reporting Comprehensive Income", was issued in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognised under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other financial statements. The company adopted SFAS 130 as of January 1, 1998. For the years ended December 31, 1998, 1997 and 1996 comprehensive loss was equal to net loss reported in the statements of operations. As SFAS 130 only requires additional disclosures in the company's financial statements, its adoption did not have any impact on the company's financial position or results of operations.

  (n) Reclassification

     Certain reclassifications have been made to prior year's financial statements to conform to the current year's presentation.

                       TECHNOCOM LIMITED AND SUBSIDIARIES

3  TELECOMMUNICATIONS LICENSES AND SIGNIFICANT INVESTMENTS

     The Company's key interests at December 31, 1998 include approximately 49% equity interests in (a) Teleport-TP ("Teleport") (56% voting interest) and (b) MTR-Sviaz; and (c) an approximately 56% interest in J.V. Technopark Limited ("Technopark").

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

     The Company initially held a 42% equity interest in Teleport. In May 1996, the Company acquired an additional 3.3% indirect equity interest in Teleport for cash consideration of US$2.0 million, substantially all of which has been allocated to Teleport's telecommunication licenses. The additional interest was acquired through a company controlled by a minority shareholder of Technocom. The acquisition of Technopark, a company incorporated in Russia, on December 20, 1996 increased Technocom's equity interest in Teleport to 49.3% and its voting interest to 56%.

     As a result of this acquisition, the Company consolidated Teleport's balance sheet at December 31, 1996. The results of operations of Teleport have been included in the consolidated statements of operations from January 1, 1997.

                       TECHNOCOM LIMITED AND SUBSIDIARIES

     Condensed financial information of Teleport for the year ended December 31, 1996 is as follows:

                                                                 1996
                                                                ------
                                                                 US$
Telecommunications revenues.................................    11,104
  Cost of sales.............................................     6,534
                                                                ------
     Gross profit...........................................     4,570
                                                                ------
  Operating expenses:
     General and administrative.............................     2,617
     Other taxes............................................       592
     Depreciation of assets under capital leases............     1,016
     Other depreciation and amortisation....................       200
                                                                ------
                                                                 4,425
                                                                ------
       Operating income.....................................       145
     Interest on capital lease..............................      (531)
     Other interest and financing charges, net..............       251
                                                                ------
     Loss before income taxes...............................      (135)
     Income taxes...........................................        --
                                                                ------
     Net loss...............................................      (135)
  Technocom's interest therein..............................       (75)
  Amortization of excess purchase price.....................    (2,477)
                                                                ------
     Share of Teleport loss.................................    (2,552)
                                                                ======

     Teleport's revenues for the year ended December 31, 1996, include sales to its minority shareholder of US$4.6 million making Teleport to some extent economically dependent on its minority shareholder.

     Teleport's cost of sales for the year ended December 31, 1996 includes costs of US$2.9 million charged by a company controlled by one of the minority shareholders of Technocom.

  (b) MTR-Sviaz

     The Company has a 49% equity interest in a Russian joint stock company, MTR-Sviaz, which is a joint venture with Mosenergo, the Moscow city power utility, to modernize and commercialize a portion of Mosenergo's internal telecommunications network. MTR-Sviaz holds two operating licenses and commenced operations in late 1996. The first license authorizes MTR-Sviaz to provide local and long distance leased line services within the city and region of Moscow. Under the second license, MTR-Sviaz is authorized to provide local telephone services through interconnection (via the Mosenergo network) with the public switched telephone network within the city and region of Moscow. During 1998 and 1997, Technocom leased telecommunications equipment and access rights with a net book value of US$4,029,000 and US$4,700,000, respectively, to MTR-Sviaz under finance leases. The Company recorded finance lease income of US$1,674,000 and US$1,956,000 for the years ended December 31, 1998 and 1997. At December 31, 1998 and 1997, the investment in MTR-Sviaz comprises a finance lease receivable of US$3,619,000 and US$4,492,000, offset by the Company's share of losses of MTR-Sviaz of US$1,867,000 and US$1,364,000, respectively.

                       TECHNOCOM LIMITED AND SUBSIDIARIES

     Future minimum lease payments receivable from MTR-Sviaz, by year end and in the aggregate, are as follows:

                                                               US$
                                                              ------
1999........................................................   2,530
2000........................................................   1,704
2001........................................................     547
2002........................................................     547
2003........................................................     547
Thereafter..................................................   1,411
                                                              ------
          Total minimum lease payments......................   7,286
Amounts representing interest...............................  (3,667)
                                                              ------
Present value of minimum lease payments.....................   3,619
                                                              ======

  (c) Technopark

     On December 20, 1996 the Company acquired 55.51% of the outstanding shares of Technopark, a company incorporated in Russia which holds a 7.5% equity interest in Teleport and owns office space in Moscow, for cash consideration of US$3 million. The sellers were the minority shareholders of Technocom. The acquisition of Technopark has been accounted for using the purchase method and therefore its operations have been included since January 1, 1997. The aggregate purchase price equalled fair market value as of the date of the acquisition, therefore no goodwill was recognized on either purchase.

4  CASH AND TERM DEPOSITS, BANK INDEBTEDNESS

     The Company had no overdraft or demand bank loans at December 31, 1998 and 1997.

5  PROPERTY AND EQUIPMENT

                                                                 ACCUMULATED     NET BOOK
1998                                                    COST     DEPRECIATION     VALUE
----                                                   ------    ------------    --------
                                                        US$          US$           US$
                                                       ------    ------------    --------
Telecommunications equipment.........................  53,499       (8,408)       45,091
Buildings............................................   3,354       (1,059)        2,295
Office furniture and equipment.......................   1,075         (514)          561
Leasehold improvements...............................     228          (77)          151
Motor vehicles.......................................     574         (264)          310
                                                       ------      -------        ------
          Total......................................  58,730      (10,322)       48,408
                                                       ======      =======        ======

1997                                                    US$          US$          US$
----                                                   ------    -----------    --------
Telecommunications equipment.........................  51,886       (5,226)      46,660
Buildings............................................   3,100         (109)       2,991
Office furniture and equipment.......................   1,149         (318)         831
Leasehold improvements...............................     228          (54)         174
                                                       ------      -------       ------
          Total......................................  56,363       (5,707)      50,656
                                                       ======      =======       ======

                       TECHNOCOM LIMITED AND SUBSIDIARIES

6  TELECOMMUNICATIONS LICENSES

     Telecommunications licenses are amortized over a period of 7 to 9 years. The balances were as follows for December 31, 1998 and 1997:

                                                                 ACCUMULATED     NET BOOK
                                                        COST     AMORTIZATION     VALUE
                                                        US$          US$           US$
                                                       ------    ------------    --------
As of December 31, 1998..............................  44,252      (12,348)       31,904
As of December 31, 1997..............................  43,569       (6,937)       36,632

7  GOODWILL

     Goodwill is amortized over 20 years. The balances were as follows for December 31, 1998 and 1997:

                                                                 ACCUMULATED     NET BOOK
                                                        COST     AMORTIZATION     VALUE
                                                       ------    ------------    --------
                                                        US$          US$           US$
As of December 31, 1998..............................  11,129        (557)        10,572
As of December 31, 1997..............................  11,129          --         11,129

8  OTHER INVESTMENTS AND ASSETS

     Other investments and assets consist of debt and equity instruments which are not accounted for as equity investments. These investments, which do not have a readily determinable market value, are stated at cost less provisions for permanent diminutions in value.

9  SUPPLIER FINANCING

     Payments to be made under supplier financing arrangements outstanding as of December 31, 1998 are as follows:

                                                        US$
                                                       -----
1999...............................................      926
2000...............................................      767
2001...............................................      723
2002...............................................      425
2003...............................................      324
                                                       -----
                                                       3,165
Amounts representing interest......................     (338)
                                                       -----
                                                       2,827
Current portion....................................      759
                                                       -----
Long-term portion..................................    2,068
                                                       =====

     The terms of the agreements require instalment payments over the next 3-5 years at interest rates of between LIBOR plus 50 basis points and LIBOR plus 300 basis points. Amounts are calculated based on an 8.5% discount rate.

                       TECHNOCOM LIMITED AND SUBSIDIARIES

10  SHAREHOLDERS' EQUITY

     The authorized capital stock of the Company consists of 1,000,000 ordinary shares with a par value of one Irish pound and 1,000 preferred shares with a par value of US$1. Issued shares consist of 199 ordinary shares and 1,000 preferred shares. The par value of ordinary shares is translated at the historical rate of IRL1 = US$1.60.

     During 1996, the Company allotted 500 preferred shares with a nominal value of US$1 and a premium of US$39,999 per share in accordance with the terms of a Subscription and Shareholder Agreement dated December 28, 1994.

     The preferred shares entitle the Parent to the first US$20,000,000 of the Company's dividend distributions. After receipt of such preference dividends, all the preferred shares will be converted into a single ordinary share in the Company.

11  INCOME TAXES

     An income tax credit of US$356,000 for the year ended December 31, 1998, and an expense of US$273,000 and of US$104,000 for the years ended December 31, 1997 and 1996, respectively differs from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

                                                              1998      1997     1996
                                                             ------    ------    ----
                                                              US$       US$      US$
Provision for income tax at statutory rates................  (2,314)   (1,468)   (47)
Increase/(reduction) in income taxes resulting from:
  Non-deductible expenses..................................     177       489    205
  Non-taxable credits......................................      --      (115)   (56)
  Valuation allowance......................................   1,075       882     --
  Other....................................................     706       485      2
                                                             ------    ------    ---
                                                               (356)      273    104
                                                             ======    ======    ===

     The tax effects of temporary differences that give rise to significant portion of the deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

                                                               1998      1997
                                                              ------    ------
                                                               US$       US$
DEFERRED TAX ASSETS:
  Tax on expenses not yet deducted for Russian tax
     purposes...............................................  29,093    16,998
  Less: valuation allowance.................................  (1,054)      (82)
                                                              ------    ------
NET DEFERRED TAX ASSETS.....................................  28,039    16,916
DEFERRED TAX LIABILITIES:
  Tax on revenues not yet realized for Russian tax
     purposes...............................................  28,039    17,465
                                                              ------    ------
NET DEFERRED TAX LIABILITIES................................      --       549
                                                              ======    ======

     The valuation allowance for deferred tax assets as of January 1, 1998 and 1997 was US$1,054,000 and US$82,000, respectively. The net change in the total valuation allowance for the years ended December 31,

                       TECHNOCOM LIMITED AND SUBSIDIARIES

1998 and 1997 was an increase of US$982,000 and a decrease of US$372,000, respectively. In assessing the realizability of deferred tax assets, management determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

12  RELATED PARTIES

     During the year, the Company paid a total of US$358,333 (1997: US$220,833 and 1996: US$208,333) pursuant to two management contracts with two shareholders for the provision of the services by two directors of the Company. In addition, a significant portion of the Company's general and administrative expenses were incurred by its three shareholders on behalf of the Company.

     Significant amounts owed to/from related parties consisted of the following:

                                                               1998      1997
                                                              ------    ------
                                                               US$       US$
AMOUNTS OWED TO:
  Current:
     PLD Telekom Inc........................................  16,056    17,918
     Lanstone Enterprises Limited...........................   3,185     3,174
     PLD Management Services Limited........................     727       482
     PLD loan interest account..............................     790        --
     Rosh Group of Companies................................     136        --
     MTR-Sviaz..............................................     184        --
     Other current..........................................     543       293
                                                              ------    ------
          Total current.....................................  21,621    21,867
                                                              ======    ======
  Non-current: other........................................   8,000       336
                                                              ======    ======

     Non-current: other in 1998 relates to an intercompany loan payable to PLD. Such loan is repayable on April 20, 2001.

                                                               1997      1996
                                                              ------    ------
                                                               US$       US$
AMOUNTS OWED FROM:
  Current:
     MTR-Sviaz..............................................   4,691     2,459
     Lanstone Enterprises Limited...........................   2,864     2,240
     ECI....................................................     204        --
     Finance lease receivable...............................      --       875
     Others.................................................     403        17
                                                              ------    ------
          Total.............................................   8,162     5,591
                                                              ======    ======
  Non-current finance lease receivable......................   1,752     2,253
                                                              ======    ======

     The finance lease receivable consists of a single agreement with MTR-Sviaz. The lease was entered into in August of 1996 for US$5,197,000 and requires payments until July 2006.

                       TECHNOCOM LIMITED AND SUBSIDIARIES

13  COMMITMENTS AND CONTINGENCIES

     Teleport-TP currently utilizes capacity on three Intelsat satellites for the provision of its international and domestic long distance services, pursuant to rolling fifteen year contracts with Intelsat. These agreements require quarterly payments of US$1.3 million for the remainder of their terms.

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

     As of December 31, 1998, the Company has a commitment to pay its parent company, PLD US$8,000,000 on April 20, 2001, in accordance with the terms of an agreement dated April 21, 1998 between the company and PLD. In addition, according to the terms of the agreement, interest accrues at the rate of 14% per annum and will be payable annually in arrears on the anniversary of the agreement date.

     PLD issued senior discount notes and convertible subordinated notes with an aggregate principal amount of US$149.5 million in June of 1996. PLD registered these notes with the SEC in 1998. The Company, along with other PLD subsidiaries, is a collateralee of the debt securities under the terms of the related indentures.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM                                                            PAGE
----                                                          --------
Independent Auditors' Report................................     F-108
Consolidated balance sheets as of December 31, 1998 and
  1997......................................................     F-109
Consolidated statements of operations for the years ended
  December 31, 1998, 1997 and 1996..........................     F-110
Consolidated statements of shareholders' equity for the
  years ended December 31, 1998, 1997 and 1996..............     F-111
Consolidated statements of cash flows for the years ended
  December 31, 1998, 1997 and 1996..........................     F-112
Notes to consolidated financial statements..................     F-113

                          INDEPENDENT AUDITORS' REPORT

Shareholder and Board of Directors of
Wireless Technology Corporations Limited:

     We have audited the accompanying consolidated balance sheets of Wireless Technology Corporations Limited and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, accumulated deficit, and cash flows for each of the years in the three year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Technology Corporations Limited and subsidiary as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998 in conformity with generally accepted accounting principles in the United States.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 9(d) to the consolidated financial statements, the Company's parent, PLD Telekom Inc. (PLD) does not presently have sufficient funds on hand to meet its current debt obligations. The Company is a guarantor of such obligations. PLD's failure to make payment in full when required could result in a claim being made against the Company under its guaranty and a cross-default under and acceleration of other debt obligations for which the Company is also a guarantor. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          KPMG

Almaty, Kazahkstan
February 17, 1999

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                      (THOUSANDS OF UNITED STATES DOLLARS)

                                                               1998       1997
                                                              -------    ------
                                    ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 1,642     5,294
  Trade receivables, net of allowance of $1,143 and $1,139
     respectively...........................................    3,811     3,462
  Due from related parties (note 6).........................       20        --
  Inventory.................................................    1,495     1,640
  Prepaid expenses and other current assets.................      713       798
                                                              -------    ------
          Total current assets..............................    7,681    11,194
                                                              -------    ------
  Property and equipment, net (note 3)......................   29,746    23,362
  Telecommunications license, net (note 4)..................   21,581    23,693
                                                              -------    ------
          Total assets......................................  $59,008    58,249
                                                              =======    ======
                     LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $   939     1,197
  Due to related parties (note 6)...........................      602     1,875
  Customer deposits and advances (note 7)...................    4,244     3,070
  Income tax payable........................................       --        58
                                                              -------    ------
          Total current liabilities.........................    5,785     6,200
                                                              -------    ------
  Commitments and contingencies (note 9)
  Minority interest.........................................    6,102     4,489
  Shareholder's equity:
     Share capital (note 5).................................   20,000    20,000
     Contributed capital....................................   30,803    30,803
     Reserve capital (note 5)...............................      100        --
     Accumulated deficit....................................   (3,782)   (3,243)
                                                              -------    ------
          Total shareholder's equity........................   47,121    47,560
                                                              -------    ------
          Total liabilities and shareholder's equity........  $59,008    58,249
                                                              =======    ======

          See accompanying notes to consolidated financial statements.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                      (THOUSANDS OF UNITED STATES DOLLARS)

                                                                 1998       1997      1996
                                                                -------    ------    ------
Telecommunications revenues.................................    $39,548    30,012    19,305
Direct costs (note 6).......................................      8,076     6,873     5,376
                                                                -------    ------    ------
Gross profit................................................     31,472    23,139    13,929
Operating expenses:
  General and administrative (note 6).......................      9,709     7,501     4,387
  Management fees (note 6)..................................      1,649     1,155       885
  Depreciation and amortization.............................      6,267     5,325     4,133
  Taxes other than income tax...............................        533       379       354
                                                                -------    ------    ------
          Total operating expenses..........................     18,158    14,360     9,759
                                                                -------    ------    ------
Operating income............................................     13,314     8,779     4,170
Other income/(expense):
  Interest and other income.................................        151       249       203
  Foreign exchange loss.....................................       (375)     (242)     (341)
                                                                -------    ------    ------
     Net income before income
       taxes and minority interest..........................     13,090     8,786     4,032
Income taxes (note 8).......................................      5,916     3,648     1,547
                                                                -------    ------    ------
     Net income before minority interest....................      7,174     5,138     2,485
Minority interest...........................................      4,613     3,611     1,878
                                                                -------    ------    ------
Net income..................................................    $ 2,561     1,527       607
                                                                =======    ======    ======

          See accompanying notes to consolidated financial statements.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

                 CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICIT
                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                      (THOUSANDS OF UNITED STATES DOLLARS)

                                                                 1998       1997      1996
                                                                -------    ------    ------
Accumulated deficit at beginning of year....................    $(3,243)   (3,770)   (4,377)
Net income..................................................      2,561     1,527       607
Reserve capital (note 5)....................................       (100)       --        --
Dividends...................................................     (3,000)   (1,000)       --
                                                                -------    ------    ------
Accumulated deficit at end of year..........................    $(3,782)   (3,243)   (3,770)
                                                                =======    ======    ======

          See accompanying notes to consolidated financial statements.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                      (THOUSANDS OF UNITED STATES DOLLARS)

                                                               1998      1997     1996
                                                              -------   ------   ------
Cash flows from operating activities:
  Net income................................................  $ 2,561    1,527      607
  Adjustments to reconcile net income to net cash provided
     (used in) operating activities:
       Depreciation and amortization........................    6,267    5,325    4,133
       Bad debt expense.....................................      247      449      415
       Minority interest....................................    4,613    3,611    1,878
       Changes in operating assets and liabilities:
          Increase in trade receivables.....................     (600)  (1,329)  (1,801)
          Decrease/(Increase) in inventory..................      145     (727)    (255)
          Decrease/(Increase) in prepaid expenses and other
            current assets..................................       85     (462)   1,071
          Decrease in prepaid income taxes..................       --       --      300
          Increase in accrued interest......................       --       --      316
          Increase/(Decrease) in accounts payable and
            accrued liabilities.............................     (258)  (1,427)     957
          (Decrease)/Increase in due to/due from related
            parties, net....................................   (1,293)     664      958
          Increase in customer deposits and advances........    1,174    1,275    1,034
          Increase/(decrease) in income taxes payable.......      (58)    (107)     165
                                                              -------   ------   ------
          Net cash provided by operating activities.........   12,883    8,799    9,778
                                                              -------   ------   ------
Cash flows from investing activities:
  Prepaid equipment purchases...............................                --       --
  Purchases of property and equipment.......................  (10,535)  (4,238)  (8,175)
                                                              -------   ------   ------
          Net cash used in investing activities.............  (10,535)  (4,238)  (8,175)
                                                              -------   ------   ------
Cash flows from financing activities:
  Dividends paid............................................   (6,000)  (2,000)      --
                                                              -------   ------   ------
     Net cash used in financing activities..................   (6,000)  (2,000)      --
                                                              -------   ------   ------
     (Decrease)/increase in cash and cash equivalents.......   (3,652)   2,561    1,603
Cash and cash equivalents at beginning of year..............    5,294    2,733    1,130
                                                              -------   ------   ------
Cash and cash equivalents at end of year....................  $ 1,642    5,294    2,733
                                                              =======   ======   ======
Supplementary disclosures:
Interest paid...............................................  $    --       --       --
                                                              =======   ======   ======
Income taxes paid...........................................  $ 6,249    3,755    1,082
                                                              =======   ======   ======

          See accompanying notes to consolidated financial statements.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997
            (TABULAR AMOUNTS IN THOUSANDS OF UNITED STATES DOLLARS)

(1) BUSINESS, OPERATIONS AND FUTURE ACTIVITIES

     Wireless Technology Corporations Limited (the "Company") was incorporated in the British Virgin Islands as an international business company on October 27, 1993. The Company is a wholly-owned indirect subsidiary of PLD Telekom Inc. ("PLD", the "Parent"), a company incorporated in the United States. The Company's only significant asset is a 50% controlling interest in CJSC ALTEL ("ALTEL") which was formed on January 14, 1994 as a joint stock company under the laws of Kazakhstan. This subsidiary was formerly named CJSC BECET International. In April 1998 its name was changed to CJSC ALTEL.

     ALTEL was formed for the purpose of planning, developing, operating and servicing a cellular telecommunications system throughout Kazakhstan, and for the sale of related equipment to subscribers. ALTEL commenced operations in September 1994 and continues to develop its service network throughout Kazakhstan.

     The ALTEL joint venture agreement required the Company to subscribe for 1,000 Class B shares in exchange for the contribution of working capital and tangible equipment with a cost of $20.0 million. The Class B shares were fully subscribed and paid as of December 31, 1995. Funding for the contribution was provided by PLD. The Company is entitled to a priority return of its $20.0 million contribution upon dissolution, liquidation or wind-up of ALTEL before the other shareholder receives any proceeds.

     Kazakhtelecom ("KT"), the other shareholder of ALTEL, subscribed for 1,000 Class A shares in exchange for the contribution to ALTEL of a fifteen year license for the use of certain cellular frequencies and the procurement of access to the public telephone network. For accounting purposes, no value was assigned to KT's contribution.

     The Company's results are dependent upon ALTEL's ability to retain existing subscribers, to attract new subscribers, and to control operating expenses. The ability to retain and attract subscribers is dependent upon the general economic conditions of the marketplace, the demographic characteristics of its subscribers, the activities of competitors, if any, and other factors which may be outside the control of the Company.

     The Company's operations are also subject to the economic, political, and social risks inherent in doing business in Kazakhstan. These include the policies of the Kazakh government, economic conditions, imposition of or changes to taxes or other similar changes by regulatory bodies, foreign exchange fluctuations and controls, controlling of prices by the Anti-Monopoly Commission, the potential for civil disturbance and the deprivation or unenforceability of contractual rights.

     The Kazakh government has exercised and continues to exercise substantial influence over many aspects of the private sector. The government has been attempting to implement economic reform policies and encourage substantial private economic activity. These reforms have been partially successful to date.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Basis of Presentation and Consolidation

     The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and are presented in United States' dollars ("U.S. dollars"). The consolidated financial statements include the accounts of the Company and its subsidiary, ALTEL, which the Company effectively controls. Significant intercompany transactions and balances have been eliminated.

     The accompanying consolidated financial statements present the financial position and results of operations of the Company and subsidiary (the "Company") on a stand-alone basis. The Company incurs and

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED pays its own expenses. Management assistance is provided by the Parent under the terms of negotiated management agreements and specific costs incurred by the Parent on behalf of the Company are charged thereto. All intercompany transactions and charges are disclosed in note 6, "Related Party Transactions".

     Income tax expense is based upon a calculation of current tax expense and deferred tax expense in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", on a stand-alone basis. Refer to note 8, "Income Taxes".

     Intercompany interest charges incurred are the result of, and are made pursuant to, intercompany loan and/or lease agreements and are not a result of allocations of interest by the Parent or its subsidiaries.

     The Parent's investment in the Company has been pushed down into the Company's consolidated financial statements and allocated to the cost of the telecommunication license. The cost of the telecommunication license is amortized on a straight-line basis over the term of the license.

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

  (b) Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 1998 and 1997, the Company's cash equivalents consist of cash on deposit and term deposits. As of December 31, 1998 and 1997, the Company had $1,362,000 and $4,625,000, respectively, in cash equivalents.

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

  (g) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

     Long-lived assets and certain identifiable intangibles are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognised is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  (h) Reporting Currency and Foreign Currency Translation

     The statutory accounts of ALTEL are maintained in accordance with Kazakh accounting rules and regulations and are stated in Kazakh tenge. The Kazakh statements are translated into U.S. dollars and then adjusted to U.S. GAAP in accordance with Statement of Financial Accounting Standards No. 52, "Accounting for Foreign Currency Translation" ("SFAS 52"). ALTEL's functional currency is the U.S. dollar as virtually all equipment expenditures are made in U.S. dollars and revenues are collected in U.S. dollar equivalents.

     In accordance with SFAS 52, ALTEL has re-measured its financial statements since the functional currency is also the reporting currency. Accordingly, U.S. dollar transactions are re-measured at their historical value. Monetary assets and liabilities denominated in local currencies are translated into U.S. dollars at the prevailing period-end exchange rate. All other assets and liabilities are translated at historical exchange rates. Results of operations have been translated using the monthly average exchange rates. Translation differences resulting from the use of these different rates are included in the accompanying statements of operations. The tenge to U.S. dollar exchange rates used as of December 31, 1998 and 1997 were 83.8 tenge to 1 U.S. dollar and 75.5 tenge to 1 U.S. dollar, respectively.

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

  (k) Fair Value of Financial Instruments

     The carrying amounts reported in the balance sheets for cash, trade and other receivables, amounts due to related parties and accounts payable approximate fair value due to their short maturity.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

  (l) Comprehensive income

     SFAS 130 "Reporting Comprehensive Income" was issued in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognised under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 as of January 1, 1998. For the years ended December 31, 1998 and 1997, comprehensive income was equal to net income reported in the statement of operations. As SFAS 130 only requires additional disclosures in the Company's financial statements, its adoption did not have any impact on the Company's financial position or results of operation.

  (m) Reclassifications

     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year's presentation.

(3) PROPERTY AND EQUIPMENT

     Property and equipment, at cost, as of December 31, 1998 and 1997 consists of the following:

                                                                1998       1997
                                                              --------    -------
Base station equipment......................................  $ 21,164    $16,998
Leasehold improvements and renovations......................     5,929      5,277
Office equipment, computers, and software...................     4,537      3,193
Other telecommunications equipment..........................     1,310      1,092
Vehicles....................................................       500        456
Residential apartments......................................       335        335
                                                              --------    -------
          Total property and equipment......................    33,775     27,351
Less accumulated depreciation...............................   (10,430)    (6,423)
                                                              --------    -------
Net book value of assets subject to depreciation............    23,345     20,928
Uninstalled equipment.......................................     6,401      2,434
                                                              --------    -------
          Property and equipment, net.......................  $ 29,746    $23,362
                                                              ========    =======

(4) TELECOMMUNICATIONS LICENSE

     The telecommunications license as of December 31, 1998 and 1997 consists of the following:

                                                                1998       1997
                                                              --------    -------
Costs.......................................................  $ 31,595    $31,595
Less accumulated amortization...............................   (10,014)    (7,902)
                                                              --------    -------
  Telecommunications license, net...........................  $ 21,581    $23,693
                                                              ========    =======

     In March 1994, PLD acquired all of the outstanding shares of the Company for consideration of $30.0 million plus costs of acquisition of $0.8 million and $0.8 million of ALTEL's organization costs. The acquisition was accounted for by the purchase method of accounting. As of the date of acquisition, ALTEL had not commenced operations and did not have any tangible assets or liabilities. Therefore, the entire purchase price was allocated to ALTEL's cellular license and has been "pushed down" into the Company's financial statements.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

(5) SHARE CAPITAL

     The authorized share capital of the Company as of December 31, 1998 and 1997 was 20,001,000 ordinary shares of $1 par value each. The shares may be divided into such number of classes and series as determined by the directors. The issued and outstanding share capital of the Company as of December 31, 1998 and 1997 consisted of 20,000,002 shares with aggregate par value of $20,000,002. Two shares were issued on incorporation on October 27, 1993 and an additional 20,000,000 shares were issued on December 20, 1995 to PLD for the contribution to purchase the class B shares of ALTEL (see note 1). Total dividends declared and paid were $3,000,000, $1,000,000 and $0 for the years ended December 31, 1998, 1997 and 1996, respectively.

     The balance of reserve capital was created in the current year by transfer from current year profits of the subsidiary. Under the legislation of Kazakhstan and charter documents of the subsidiary, the subsidiary is required to create reserve capital equivalent to 25% of its share capital over an undetermined period. The current reserve capital is equivalent to 0.5% of share capital and the balance of the required reserve of 24.5% is to be created in future periods.

(6) RELATED PARTY TRANSACTIONS

     (a) Management fees of $1,649,000, $1,155,000 and $885,000 for the years ended December 31, 1998, 1997 and 1996, respectively, were charged to ALTEL by PLD. In 1998 these amounts were paid direct to PLD; in 1997 and 1996 PLD received the fees via the Company (See note 9). Balances outstanding of $140,000 and $129,000 as of December 31, 1998 and 1997, respectively, in relation to these charges, are included in due to related parties.

     (b) Additional charges, related to management services, of $94,000, $191,000, and $26,000 for the years ended December 31, 1998, 1997 and 1996, respectively, were charged by PLD and another PLD subsidiary. These amounts are included in general and administrative expenses. A prepayment of $20,000 as of December 31, 1998 and a balance outstanding of $929,000 as of December 31, 1997, respectively, in relation to these charges, are included in due from and due to related parties, respectively.

     (c) Direct costs of $4,355,000, $4,163,000, and $3,291,000 for the years ended December 31, 1998, 1997 and 1996, respectively, were charged by KT to ALTEL. Balances outstanding of $462,000 and $817,000 as of December 31, 1998 and 1997, respectively, in relation to these charges, are included in due to related parties.

     (d) Consulting fees of $443,000, $88,000 and $81,000 for the years ended December 31, 1998, 1997 and 1996, respectively, were paid by ALTEL to KT (see note 9). These amounts are included in general and administrative expenses. There was no balance outstanding as of December 31, 1998 and 1997 in relation to these charges.

     (e) Lease payments for the office premises in Almaty and other premises of $263,000, $91,000 and $91,000 for each of the years ended December 31, 1998, 1997 and 1996 were paid by ALTEL to KT. There was no balance outstanding in relation to these leases as of December 31, 1998 and 1997.

(7) CUSTOMER DEPOSITS AND ADVANCES

     (a) Deposits of $3,867,000 and $2,725,000 in the years ended December 31, 1998 and 1997, respectively, were received by ALTEL from customers as guarantee deposits which should be paid back if contracts are annuled and if there are no amounts payable to the Company. The size of deposits depends on the type of subscription and access level.

     (b) Advances of $377,000 and $345,000 in the years ended December 31, 1998 and 1997, respectively, were received from customers as prepayments for future services.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

(8) INCOME TAXES

     The provision for income tax expense for the years ended December 31, 1998, 1997, and 1996 consists solely of current tax due to the government of Kazakh. The statutory Kazakh income tax rate for the years ended December 31, 1998, 1997, and 1996 was 30%. The effective tax rates on income as calculated under U.S. GAAP differ from the statutory rates due to differences between taxable income under the tax laws of Kazakhstan and net income before income tax and minority interest for U.S. GAAP purposes. These differences are as follows:

                                                              1998     1997     1996
                                                             ------    -----    -----
Provision for income tax at statutory rate.................  $4,582    3,075    1,400
Add/(deduct) the tax effect of:
  Difference in Rates......................................    (655)    (439)    (200)
  Non-deductible amortization of license...................     634      633      626
  Foreign currency loss....................................      98       73      102
  Change in valuation allowance............................     556       55        0
  Other....................................................     701      251     (381)
                                                             ------    -----    -----
          Provision for income tax.........................  $5,916    3,648    1,547
                                                             ======    =====    =====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

                                                               1998     1997
                                                              ------    ----
Deferred tax assets:
  Allowance for doubtful accounts...........................  $  343     342
  Accumulated depreciation and amortization.................   1,083     267
  Accounts payable and accrued liabilities..................      59      45
  Due to related parties....................................      --     278
  Other.....................................................      11       8
                                                              ------    ----
                                                               1,496     940
Less: valuation allowance...................................    (791)   (235)
                                                              ------    ----
  Net deferred tax asset....................................     705     705
Deferred tax liabilities:
  Other.....................................................    (705)   (705)
                                                              ------    ----
                                                              $   --      --
                                                              ======    ====

     As a result of the rapid change in regulatory environment and uncertainty surrounding the Kazakh tax regime, the Company has provided a valuation allowance against deferred tax assets.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

     The net change in the valuation allowance was an increase of $556,000 for the year ended December 31, 1998, and a decrease of $51,000 for the year ended December 31, 1997.

(9) COMMITMENTS AND CONTINGENCIES

  (a) Leases

     As of December 31, 1998, the Company had long-term operating leases primarily involving business facilities and equipment. The leases have varying terms and contain renewal options. Future minimum lease payments under non-cancelable operating leases consist of the following as of December 31, 1998:

1999........................................................    $  630
2000........................................................       608
2001........................................................       265
2002........................................................        95
2003........................................................        65
Thereafter..................................................        47
                                                                ------
          Total future minimum lease payments...............    $1,710
                                                                ======

     Rent expense for the years ending December 31, 1998, 1997 and 1996 was $565,000, $541,000, and $422,000 respectively.

  (b) PLD

     On January 1, 1995, ALTEL entered into a 2 year agreement with the Company, acting on behalf of PLD, under which PLD would provide certain consulting, informational services, management support services, and personnel expertise to ALTEL. Payments under this agreement were $25,000 per month plus 3% of monthly gross revenues. This agreement was renewed for a further year on January 1, 1997 and was terminated as of December 31, 1997. On January 1, 1998, ALTEL entered into an agreement directly with PLD covering the same range of services, with payments of $25,000 per month plus 3.4% of monthly gross revenues. This agreement was for a one year term, automatically renewable for successive one year periods unless terminated by either party.

  (c) KT

     On January 1, 1995, ALTEL entered into a 2 year agreement with KT, under which KT would provide certain consulting services, management support services, and personnel expertise. Payments under this agreement were 300,000 tenge per month ($3,580 at the December 31, 1998 exchange rate) plus 0.15% of monthly gross revenues. This agreement was renewed for a further year on January 1, 1997 and was terminated as of December 31, 1997. On January 1, 1998, ALTEL entered into a new agreement with KT, under which KT would provide certain consulting services, management support services, and personnel expertise. Payments under this agreement are 300,000 tenge per month ($3,580 at the December 31, 1998 exchange rate) plus 1% of monthly gross revenues. This agreement was for a one year term, automatically renewable for successive one year periods unless terminated by either party.

  (d) Guarantee

     In June 1996, PLD issued senior discount notes and convertible subordinated notes with an aggregate principal amount of $149.5 million. The Company, along with other PLD subsidiaries, is a guarantor of the debt under the terms of the related indentures.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

     As noted in its annual report on Form 10-K, PLD does not presently have sufficient funds on hand to meet its current debt obligations. The Company is a guarantor of such obligations. While management of PLD believe that, as long as progress towards settlement of such obligations is being made, the holders of such debt will agree to payment deferrals beyond the present due date of April 30, 1999, there can be no assurance that the holders will grant such deferrals or that they will not demand payment in full of the obligations. PLD's failure to make payment in full could result in a claim being made against the Company under its guaranty and a cross-default under and acceleration of senior discount notes and convertible subordinated notes with an aggregate principal amount in excess of $150 million for which the Company also serves as a guarantor. These factors raise substantial doubt about the Company's ability to continue as a going concern.

  (e) Motorola, USA

     Motorola, USA is the major supplier of ALTEL's network equipment. Under the supply contract, ALTEL files preliminary purchase orders for the delivery of equipment with a prepayment of 5% of the cost of purchase order. Once a purchase order is presented, ALTEL may be exposed to potential liabilities to Motorola, USA in the amount of $1,159,000 as at December 31, 1998.