Form 10-K/A
period 1998-12-31
PLD TELEKOM INC
filed 1999-04-28
CIK 890568

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


     None.



     Unless the context indicates otherwise, the terms "PLD" and "Company" refer to PLD Telekom Inc.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                PLD TELEKOM INC.


       FORM 10-K/A ANNUAL REPORT FOR FISCAL YEAR ENDED DECEMBER 31, 1998


                               TABLE OF CONTENTS


                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   66
Item 3.   Legal proceedings...........................................   67
Item 4.   Submission of Matters to a Vote of Security Holders.........   67

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   67
Item 6.   Selected Financial Data.....................................   71
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   71
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...   86
Item 8.   Financial Statements and Supplementary Data.................   86
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures...................................   87

PART III
Item 10.  Directors and Executive Officers of the Registrant..........   87
Item 11.  Executive Compensation......................................   89
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   96
Item 13.  Certain Relationships and Related Transactions..............   98

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................  100



     PLD TELEKOM INC. HEREBY AMENDS ITS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998, FILED WITH THE COMMISSION ON MARCH 31, 1999, BY (I) ADDING THE INFORMATION REQUIRED BY PART III (ITEMS 10, 11, 12 AND 13); AND (II) CORRECTING CERTAIN MINOR ERRORS AND UPDATING CERTAIN INFORMATION IN THE FORM 10-K FILED ON SUCH DATE.

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

  NEWS REVOLVING CREDIT AGREEMENT


     On November 30, 1998 (but effective September 30, 1998), the Company entered into a revolving credit agreement with News (the "News Revolving Credit Agreement") under which News agreed to advance up to $8.1 million to the Company. On March 22, 1999, News increased the amount it would advance to $9.1 million and on April 22, 1999, News further increased the amount it would advance to $9.55 million. Each advance under the News Revolving Credit Agreement bears interest at an annual rate of 20% and is repayable on June 30, 1999. Advances are evidenced by notes which, together with interest thereon, are convertible at News' option into shares of Common Stock of the Company at conversion rates determined as of the date of issue of the applicable note. In addition, in the event that News guarantees obligations of the Company, a note is issued reflecting the Company's reimbursement obligation should such guarantee be called. Amounts so guaranteed are treated as advances under the News Revolving Credit Agreement, meaning that they count with respect to the $9.55 million ceiling on total advances. In addition, in the event a guarantee is called, the Company will owe interest on its reimbursement obligation at the annual rate of 20% calculated from the date payment by News is made under its guarantee. Notes issued in respect of reimbursement obligations, together with interest thereon, are also convertible into shares of Common Stock at conversion rates determined as of their date of issue. News can cease making advances at any time and for any reason. Currently, however, the full amount available under the News Revolving Credit Agreement has been advanced or applied in respect of News' guarantees. Of the total $9.55 million of notes issued, notes aggregating $3.1 million have been issued in respect of guarantees of the Revolving Credit Notes described below. See "Recent Sales of Unregistered Securities."


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


     The following table illustrates, as of December 31, 1998, 1997, 1996 and 1995, the number of lines on the PeterStar network, set forth by customer segment:



                                  NO. OF              NO. OF              NO. OF              NO. OF
                                  LINES               LINES               LINES               LINES
                                  AS OF     % OF      AS OF     % OF      AS OF     % OF      AS OF     % OF
                                 DEC. 31,   1998     DEC. 31,   1997     DEC. 31,   1996     DEC. 31,   1995
TYPE OF CUSTOMER                   1998     TOTAL      1997     TOTAL      1996     TOTAL      1995     TOTAL
----------------                 --------   -----    --------   -----    --------   -----    --------   -----
Direct dial -- business........   42,388      25%     24,344      21%     12,482      24%      4,840      23%
Direct dial -- consumer........   17,500      11%      4,482       4%      2,310       4%      2,029       9%
Cellular.......................  108,278      64%     85,948      75%     37,213      72%     14,659      68%
                                 -------     ---     -------     ---      ------     ---      ------     ---
          Total................  168,166     100%    114,774     100%     52,005     100%     21,528     100%
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


     Business Customers. PeterStar's primary focus has been the provision of telecommunications products and services to business customers, focusing on those which generate large amounts of outgoing long distance and international traffic. PeterStar targets both foreign and, increasingly, Russian businesses which have requirements for high quality local, long distance and international telecommunications services. As of December 31, 1998, Russian businesses, such as Baltika Brewery and LenEnergo, represented approximately 70% of PeterStar's 42,388 business subscriber lines and foreign businesses, such as ABB, Rothmans Inc., Pepsi, Alcatel, Nokia, McDonalds, Volvo, PricewaterhouseCoopers and Philip Morris, represented the balance. Total call revenues from PeterStar's directly connected business customers were $30.5 million in 1998.


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


     Technocom recorded a net loss for the year ended December 31, 1998 of $16.1 million on operating revenues of $22.2 million, as compared with a net loss of $4.5 million on operating revenues of $21.0 million for the year ended December 31, 1997. Technocom accounted for 15.3% of the Company's operating revenues for the year ended December 31,1998 as compared to 18.4% for the year ended December 31, 1997.



     Teleport-TP recorded a net loss for the year ended December 31, 1998 of $4.5 million on operating revenues of $18.2 million, as compared with a net loss of $2.8 million on revenues of $16.9 million for the year ended December 31, 1997.


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

     Teleport-TP is connected to the facilities of MTR-Sviaz to terminate certain traffic to users on the MTR-Sviaz network. MTR-Sviaz uses leased circuits from a number of network providers, access to the Teleport-TP fiber optic facilities, and the Mosenergo internal communications network to terminate its calls. Teleport-TP also uses the MTR-Sviaz facilities to house its Internet gateway, from which links to Internet Service

Providers (ISPs) are provided via leased and dial-up lines on the public network. Teleport-TP also acts as the long distance gateway for subscribers on the MTR-Sviaz network.

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


     The Company's primary objectives for ALTEL are to increase revenues and cash flows through increased penetration, usage and network coverage. Cellular service provides a rapid and relatively inexpensive way to overcome the deficiencies of the wireline telecommunications infrastructure in Kazakhstan. ALTEL's cellular telecommunications network in Kazakhstan currently consists of separate systems in Almaty, South Kazakhstan (Chimkent), Karaganda, Pavlodar, Astana (formerly known as Akmola), Aktyubinsk, Kustanai, East Kazakhstan (Ust-Kamenogorsk), Atyrau, Taraz, Petropavlovsk and Kyzl Orda. As of December 31, 1998, ALTEL's cellular telecommunications network covered a geographic area of approximately 4,200,000 people, representing 24% of the total population, in 12 cities. ALTEL commenced cellular service in September 1994 and has since experienced significant subscriber and revenue growth. As of December 31, 1998, ALTEL had 21,395 active subscribers, of which 6,964 were customers of ALTEL's prepaid service. This compares with 11,102 subscribers as of December 31, 1997.



     ALTEL, which began operations in September 1994, generated net income for the year ended December 31, 1998 of $9.2 million on operating revenues of $39.5 million, as compared to net income of $7.2 million on operating revenues of $30.0 million for the year ended December 31, 1997. The subscriber base grew from 2,882 at the end of 1995 to 21,395 at December 31, 1998 (of which 6,964 were customers of ALTEL's prepaid service). ALTEL accounted for 27.2% of the Company's operating revenues for the year ended December 31, 1998, as compared to 26.2% for the year ended December 31, 1997.


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


     Inasmuch as six of the eight directors must be present to constitute a quorum, the possibility exists that the Telecominvest directors (or any three other directors) may be able from time to time to prevent the creation of a quorum. Once a quorum is present, however, the Company is currently reasonably assured of a majority of the votes on the board, on the basis that the General Director, who is an NWE Cyprus appointee, will vote with the four Company-appointed directors. Even if the General Director votes with the Telecominvest directors, the Company can still achieve a majority of votes because the PeterStar foundation documents specify that the person designated as Chairman of the Board (whom NWE Cyprus is entitled to appoint) also has a casting vote in the event of a tie vote among the board of directors.


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


     In Russia and Kazakhstan, a market exists for the conversion of Roubles and Tenge into other currencies, but it is limited in size and is subject to rules limiting the purposes for which conversion may be effected. The history of trading in the Russian Rouble and Kazakh Tenge against the U.S. Dollar has been characterized by significant declines in value and considerable volatility, although the Russian Rouble and the Kazakh Tenge experienced relative stability against the U.S. dollar during 1996 and 1997. However, during 1998 and the early part of 1999, the Russian Rouble has been under considerable pressure and suffered substantial declines against the U.S. Dollar and other currencies. After remaining relatively stable during 1998, the Kazakh Tenge has lost significant value in the first four months of 1999, reflecting concerns about the health of the country's economy and a decision by the government of Kazakhstan to cease providing support for its currency. See "-- Russian Economic and Political Turmoil."


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


     (g) On November 30, 1998 (but effective September 30, 1998), the Company entered into the News Revolving Credit Agreement under which News agreed to advance up to $8.1 million to the Company. On March 22, 1999 News agreed to increase the amount it would advance to $9.1 million and on April 22, 1999 News further increased the amount it would advance to $9.55 million. Each advance under the News Revolving Credit Agreement bears interest at an annual rate of 20% and is repayable on June 30, 1999. Advances are evidenced by notes which are convertible at News' option into shares of Common Stock of the Company at conversion rates determined as of the date of issue of the applicable note. In addition, in the event that News guarantees obligations of the Company, a note is issued reflecting the Company's reimbursement obligation should such guarantee be called. Amounts so guaranteed are treated as advances under the News Revolving Credit Agreement, meaning that they count with respect to the $9.55 million ceiling on total advances. In addition, in the event a guarantee is called, the Company will owe interest on its reimbursement obligation at the annual rate of 20% calculated from the date News makes payment under its guarantee. Notes issued in respect of reimbursement obligations, together with interest thereon, are also convertible into shares of Common Stock at conversion rates determined as of their date of issue. News can cease making advances at any time and for any reason. Currently, however, the full amount available under the News Revolving Credit Agreement has been used, and notes have been issued to News as follows:



DATE      PRINCIPAL AMOUNT   TYPE   CONVERSION PRICE   NO. OF SHARES
----      ----------------   ----   ----------------   -------------
9/30/98      $1,100,000       G          $1.120            982,143
10/31/98      1,000,000       G           1.300            769,231
11/30/98      1,000,000       G           1.945            514,139
11/30/98      1,000,000       A           1.945            514,139
12/18/98      2,500,000       A           1.459          1,713,502
1/27/99       1,500,000       A           1.544            971,503
3/22/99       1,000,000       A           2.550            392,157
4/22/99         450,000       A           2.112            213,068
             ----------                                  ---------
Total         9,550,000                                  6,069,882


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


                                                      YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        1998        1997        1996        1995        1994
                                      --------    --------    --------    --------    --------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF
  OPERATIONS DATA:
  Operating revenues................  $145,360    $114,424    $ 61,966    $ 29,120    $  8,526
  Operating expenses................   135,412     102,406      59,099      38,266      17,248
                                      --------    --------    --------    --------    --------
  Operating income/(loss)...........     9,948      12,018       2,867      (9,146)     (8,722)
                                      --------    --------    --------    --------    --------
  Loss before income taxes and
     minority interest..............   (23,561)     (3,428)     (6,271)    (13,440)     (9,491)
  Income taxes......................     9,864       7,739       3,669       1,490          --
  Loss before minority interest.....   (33,425)    (11,167)     (9,940)    (14,930)     (9,491)
  Minority interest.................     9,386       9,399       2,521         551          --
                                      --------    --------    --------    --------    --------
  Net loss..........................  $(42,811)   $(20,566)   $(12,461)   $(15,481)   $ (9,491)
                                      ========    ========    ========    ========    ========
Loss per common share...............  $  (1.21)   $  (0.64)   $  (0.39)   $  (0.49)   $  (0.78)
                                      ========    ========    ========    ========    ========
Weighted average number of shares of
  common stock outstanding (basic
  and diluted)......................    35,274      32,061      31,579      31,315      12,663



                                                         AS OF DECEMBER 31,
                                      --------------------------------------------------------
                                        1998        1997        1996        1995        1994
                                      --------    --------    --------    --------    --------
                                                           (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents(1)......  $  4,579    $ 17,256    $ 40,674    $ 15,676    $ 56,710
  Non-cash working capital
     deficiency.....................   (20,578)    (18,642)    (26,440)    (22,001)    (17,706)
  Escrow funds......................    14,908      33,868      40,984          --          --
  Property and equipment, net.......   168,937     134,998      93,039      45,357      21,718
  Telecommunications licenses,
     net............................    77,359      81,837      72,310      49,583      54,099
  Goodwill, net.....................    36,368      12,709       1,796       2,011          --
  Other investments and other
     assets.........................    15,128      17,092      37,256      27,282      18,925
  Investment in Teleport-TP(2)......        --          --          --      23,564      15,699
  Total assets......................   352,108     335,586     306,357     178,092     171,760
Long-term debt......................   151,814     133,516     107,954          --          --
Shareholders' equity................   124,877     127,231     137,954     135,832     147,470


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


     Revenues. Revenues increased 27% from $114.4 million in 1997 to $145.4 million in 1998. This increase was primarily a result of the strong year-on-year revenue growth in PeterStar and ALTEL, which in 1998 together accounted for 77% of the Company's consolidated revenues. PeterStar's subscriber line numbers reached 168,166 by the end of the year, up 53,392 over the previous year. ALTEL's number of subscribers increased to 21,395, up 10,293 over last year, its accelerated rate of growth being primarily due to the introduction of prepaid cellular service in August 1998. Teleport-TP added an additional seven earth stations in the C.I.S. in 1998 which will become contributors to overall revenues as they become fully operational in 1999.

     The following table shows the Company's consolidated revenues by principal operating subsidiary for 1998 and 1997 and the percentage growth in revenues between the periods:


                                        YEAR ENDED                    YEAR ENDED
                                    DECEMBER 31, 1998             DECEMBER 31, 1997              %
                                --------------------------    --------------------------    CHANGE OVER
                                   ($ MILLION)         %         ($ MILLION)         %      PRIOR PERIOD
                                -----------------    -----    -----------------    -----    ------------
PeterStar.....................         72.4           49.8%          54.5           47.6%       32.8%
ALTEL.........................         39.5           27.2%          30.0           26.2%       31.7%
Technocom.....................         22.2           15.3%          21.0           18.4%        5.7%
BCL...........................          9.9            6.8%           7.6            6.6%       30.3%
Other.........................          1.4            0.9%           1.3            1.2%        7.7%
                                      -----          -----          -----          -----        ----
                                      145.4          100.0%         114.4          100.0%       27.1%


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


     Depreciation. Depreciation increased 41% to $14.7 million in 1998 compared to $10.4 million incurred in 1997 reflecting the investment of over $46.6 million in property and equipment over the past 12 months and a full year of depreciation for assets placed in service in 1997. Depreciation will likely continue to grow as capital expenditures will continue, albeit at a slower pace, over the coming year. Depreciation represented 10% of revenues in 1998 compared to 9% in 1997, but over time is expected to decrease as a percentage of revenues as the Company nears completion of the build-out of its core networks.



     Amortization expense. In 1998, the Company incurred total amortization charges of $13.1 million compared to $9.0 million in 1997. Of the 1998 charges, $11.3 million related to the amortization of goodwill and of telecommunications licenses held by PeterStar, ALTEL and Teleport-TP and $1.8 million related to amortization of deferred financing costs. Deferred financing costs relating to the June 1996 high yield offering are amortized over eight years, the term of the Senior Notes, while deferred financing costs relating to the November 1997 revolving credit financing were fully amortized by the end of 1998.


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


     In addition, effective September 30, 1998, the Company acquired an additional 11% interest in PeterStar for consideration of $33.9 million. The excess of the purchase price over identifiable, tangible assets, amounting to $28.1 million, has been allocated to goodwill and telecommunications licenses. The value allocated to goodwill ($24.7 million) is being amortized over 20 years and the value allocated to PeterStar's licenses ($3.4 million) is being amortized over its remaining term which expires in 2004. This acquisition resulted in additional amortization charges of $0.4 million in 1998 which will increase to an annual charge of $1.8 million in 1999.


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


     Interest expense. Interest expense of $22.0 million in 1998 compared with $17.8 million incurred in 1997 and consisted of interest on bank indebtedness and short-term borrowings of $2.4 million, interest accreted on the Senior Notes of $17.2 million and interest expense related to the Convertible Notes of $2.4 million. Interest on the Senior Notes becomes payable in cash semi-annually commencing June 1999 while interest on the Convertible Notes is currently paid in cash semi-annually. The increase in interest expense in 1998 reflects primarily the interest paid on the $15.4 million Revolving Credit Notes issued to

Travelers, which commenced in November 1997 and carried an annual interest rate of 12% to May 31, 1998, increasing to 15% on June 1, 1998. See "Liquidity and Capital Resources."

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

     The following table compares the results of operations of the Company's principal operating subsidiaries in 1998 with 1997:


                                           PETERSTAR         ALTEL          TECHNOCOM            BCL
                                           YEAR ENDED      YEAR ENDED       YEAR ENDED        YEAR ENDED
                                          ------------    ------------    --------------    --------------
                                          1998    1997    1998    1997    1998     1997     1998     1997
                                          ----    ----    ----    ----    -----    -----    -----    -----
                                                                    ($ MILLION)
Revenues................................  72.4    54.5    39.5    30.0     22.2     21.0      9.9      7.6
Gross profit -- $.......................  51.5    38.6    31.5    23.1     11.0      7.9      4.7      4.7
Gross profit -- %.......................  71.1%   70.8%   79.7%   77.0%    49.5%    37.6%    47.5%    61.8%
Operating income/(loss) -- $............  24.5    20.5    15.4    10.9    (13.5)    (3.6)     1.1      1.2
Operating income/(loss) -- %............  33.8%   37.6%   39.0%   36.3%   (60.8)%  (17.1)%   11.1%    15.8%
Net income/(loss) -- $..................  17.8    16.5     9.2     7.2    (16.1)    (4.5)     0.4      0.8
Net income/(loss) -- %..................  24.6%   30.3%   23.3%   24.0%   (72.5)%  (21.4)%    4.0%    10.5%
EBITDA -- $.............................  28.1    24.1    19.2    13.9     (6.7)    (1.5)     1.0      1.7
EBITDA -- %.............................  38.8%   44.2%   48.6%   46.3%   (30.2)%   (7.0)%   10.1%    22.4%
% PLD ownership at end of period........  71.0%   60.0%   50.0%   50.0%    80.4%    80.4%   100.0%   100.0%


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


     Revenues. Revenues increased 85% from $62.0 million in 1996 to $114.4 million in 1997. This increase was primarily a result of the strong year-on-year revenue growth in PeterStar and ALTEL and the consolidation of a full year's revenues from BCL and Teleport -- TP in 1997. PeterStar's subscriber line numbers increased to 114,744 by the end of the year, up from 52,005 the previous year. ALTEL's number of subscribers increased to 11,102, up from 6,957 the previous year.

     The following table shows the Company's consolidated revenues by principal operating subsidiary for 1997 and 1996 and the percentage growth in revenues between the periods:


                                             YEAR ENDED              YEAR ENDED
                                         DECEMBER 31, 1997       DECEMBER 31, 1996           %
                                        --------------------    --------------------    CHANGE OVER
                                        ($ MILLION)      %      ($ MILLION)      %      PRIOR PERIOD
                                        -----------    -----    -----------    -----    ------------
PeterStar.............................      54.5        47.6%      32.5         52.4%       67.7%
ALTEL.................................      30.0        26.2%      19.1         30.8%       57.1%
Technocom.............................      21.0        18.4%       4.7          7.6%      346.8%
BCL...................................       7.6         6.6%       5.3          8.5%       43.4%(1)
Other.................................       1.3         1.2%       0.4          0.7%      225.0%
                                           -----       -----       ----        -----       -----
                                           114.4       100.0%      62.0        100.0%       84.5%


---------------

(1) Revenues in 1996 are for the nine months ended December 31, 1996 only.


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


     As of December 31, 1998, the Company reported consolidated total assets of $352.1 million ($335.6 million as of December 31, 1997) which consisted of $37.4 million in current assets (including $4.6 million in cash and cash equivalents), $168.9 million in property and equipment, $77.4 million in unamortized telecommunications licenses relating to PeterStar, ALTEL and Teleport-TP, escrow funds of $14.9 million and other investments, goodwill and other assets of $51.5 million, including $10.6 million in goodwill, net of amortization, relating to the Company's November 1997 acquisition of an additional 29.65% interest in Technocom and $24.3 million in goodwill, net of amortization, relating to the Company's August 1998 acquisition of an additional 11% interest in PeterStar.


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

CURRENCY CONTROLS

  THE RUSSIAN FEDERATION


     Exchange Controls. Following the economic crisis in August and September 1998, the Russian Federation introduced more stringent procedural requirements on Russian residents wishing to pay non-residents in hard currency. The main reason for this was to attempt to reduce the level of illegal hard currency outflows from the country. Significant documentary requirements may have to be satisfied in respect of payments in U.S. Dollars between Russian residents (which generally includes all Russian companies and citizens resident in Russia) and non-residents (which generally includes non-Russian companies even if they have a representative office or other permanent establishment in Russia) for current currency transactions (generally those where payment is made within 90 days of the provision of goods and services). Payments in U.S. Dollars classified as movements of capital (which generally includes direct investments, portfolio investments, acquisition of real estate and payments made pursuant to loan agreements, or agreements for the lease or sale of goods and services having terms of over 90 days) are subject to licensing by the Central Bank. The Company believes that all of its operating subsidiaries hold, or have applied for and expect eventually to receive, all required Central Bank licenses. The need to apply for Central Bank licenses can be burdensome, because of the substantial documentary and other requirements involved and because of the considerable length of time involved, often running into several months. Failure to apply for the appropriate licenses, or to receive the outstanding licenses could result in fines and penalties. See "Business -- Risk Factors -- Risks Involving the Company -- Currency Controls." Finally, banks in Russia require that certain hard currency transfers be accompanied by a "transaction passport" setting forth that all required tax and regulatory requirements have been followed. Other requirements may be introduced in the future by the Russian Federation to further control hard currency payments from the country.


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

     Exchange Rates. Significant fluctuations in the value of the Tenge against the U.S. Dollar and other hard currencies can also have a material impact on the value of a foreign investor's Tenge dividend income or Tenge proceeds for the sale of Tenge-denominated securities. In Kazakhstan a market exists for the conversion of Tenge into other currencies, but it is limited in size and is subject to rules limiting the purposes for which conversion may be effected. The history of trading in the Kazakh Tenge against the U.S. Dollar has been characterized by significant declines in value and considerable volatility, although the Kazakh Tenge experienced relative stability against the U.S. dollar during 1996 and 1997. After remaining relatively stable during 1998, the Kazakh Tenge has lost significant value in the first four months of 1999, reflecting concerns about the health of the country's economy as a result of Russia's economic and financial problems, and a decision by the government of Kazakhstan to cease providing support for its currency. See "Risk Factors -- Country Risks -- Russian Economic and Political Turmoil."


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

EXCHANGE RATES

     The following tables summarize the Rouble-U.S. Dollar and Tenge-U.S. Dollar exchange rates since January 1995 (rates are not provided for the Belarussian Ruble because this is essentially inconvertible):

                      ROUBLE/U.S. DOLLAR EXCHANGE RATES(1)


MONTH                                                        1995     1996     1997      1998
-----                                                        -----    -----    -----    ------
January....................................................  3.550    4.640    5.636     6.021
February...................................................  4.059    4.736    5.676     6.070
March......................................................  4.400    4.830    5.726     6.106
April......................................................  4.008    4.940    5.760     6.133
May........................................................  5.130    5.031    5.773     6.160
June.......................................................  4.958    5.105    5.771     6.198
July.......................................................  4.539    5.189    5.798     6.238
August.....................................................  4.405    5.352    5.824    10.050
September..................................................  4.445    5.396    5.861    15.910
October....................................................  4.495    5.455    5.887    16.650
November...................................................  4.509    5.511    5.917    18.225
December...................................................  4.578    5.550    5.997    20.620


---------------

(1) Spot rate on the last business day of each month. The Rouble amounts have been revised to reflect the January 1998 revaluation of the Rouble in which existing Rouble amounts were divided by 1,000.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The consolidated financial statements of the Company and its subsidiaries and supplementary data required by this item are attached to this report beginning on page F-1. In addition, the financial statements of (i) NWE Capital (Cyprus) Ltd., Wireless Technology Corporations Limited, as pledgees and guarantors under the terms of the Senior Notes and the Convertible Notes, (ii) Baltic Communications Limited, PLD Leasing and PLDCA, as guarantors under the terms of the Senior Notes and the Convertible Notes, and (iii) Technocom Limited, as a pledgee under the terms of the Senior Notes and the Convertible Notes, are attached to this report beginning on page F-36. No financial statements are included for PLD Capital Limited, a Cypriot company, even though it is a guarantor of the Senior Notes and Convertible Notes, because it is inactive and is to be liquidated in 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the executive officers and directors of the Company:


NAME                                        AGE                        POSITION
----                                        ---                        --------
James R.S. Hatt...........................   39    Chairman, President and Chief Executive Officer
Dr. Boris Antoniuk........................   50    Director and Group Director -- Russia and CIS
Edward Charles Dilley.....................   60    Director
Simon Edwards.............................   36    Director, Senior Vice President, Chief Financial
                                                   Officer and Treasurer
Gordon Humphrey...........................   58    Director
Gennady Kudriavtsev.......................   58    Director
Dr. Vladimir Kvint........................   49    Director
I. Martin Pompadur(1).....................   63    Director
David M. Stovel...........................   50    Director
E. Clive Anderson.........................   52    Senior Vice President, General Counsel and
                                                   Secretary
Ian Armour................................   50    Senior Vice President and Chief Operating Officer
John Davies...............................   52    Chairman, JSC ALTEL


---------------
(1) Pursuant to the Director's Nomination Agreement, dated April 19, 1998, between the Company and News America Incorporated ("News"), News has the right to nominate four directors to the Board of Directors. To date, News has nominated Mr. Pompadur as its sole nominee on the Board of Directors. See "Certain Relationships and Related Transactions."

     Set forth below is selected biographical information for the executive officers and directors of the Company.

     James R.S. Hatt has served as a Director of the Company since June 1994, as Chief Executive Officer since January 1995 and as Chairman since June 1995. His career has been exclusively devoted to building telecommunications businesses in developed and emerging countries around the world. Prior to joining the Company, Mr. Hatt worked in a number of senior positions at Cable and Wireless plc ("Cable & Wireless"), involved extensively in privatizations and new business development. From 1988 to January 1995, he was Group Manager for Business Development, Europe, where he was responsible for corporate development activities in Europe, the Middle East, India, the CIS, the Baltic States and Scandinavia.

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


     Edward Charles Dilley has served as a Director of the Company since March 1999. He previously served as director of the Company, as a nominee of Navona Communications Limited (the company through which

Cable & Wireless held its interest in the Company) from June 1997 to August 1998. Since January 1996, Mr. Dilley has been Director of Corporate Financial Services for Cable & Wireless. Prior to joining Cable & Wireless, he was employed by Barclays Bank for 40 years, including in several executive positions. From 1988 to December 1995, he was Business Centre Director for Barclays Bank.

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


     Gennady Kudriavtsev has served as a Director of the Company since June 1997. He has many years of telecommunications experience in Russia and the former Soviet Union. He has served as Director General of Intersputnik, a Russian state-owned satellite operator, since 1992. Prior to the breakup of the former Soviet Union, he served as Minister of Communications of the USSR.


     Dr. Vladimir Kvint has served as a Director of the Company since June 1997. He is currently Professor, Management Systems and International Business, at Fordham University Graduate School of Business and Adjunct Professor of Management Strategy at the Stern School of Business, New York University. Dr. Kvint is a Full Lifetime Member of the Russian Academy of Natural Sciences. From 1989 until 1995 he was a consultant to Cable & Wireless Executive Chairman, Lord David Young. From 1992 to 1997, he was Director, Emerging Markets, for Arthur Andersen LLP. He has published numerous articles and books on emerging Eastern European markets.

     I. Martin Pompadur has served as a Director of the Company since May 1998. Since June 1998, he has been Executive Vice President of News and President of News Corporation Eastern and Central Europe. Since 1988, he has been the President and CEO of RP Companies, Inc. and he is currently the Chairman, Chief Executive Officer and Chief Operating Officer of a number of limited partnerships which operate network-affiliated television stations, radio stations and cable television systems. From 1977 to 1982, Mr. Pompadur was President of Ziff Corporation and, prior to joining Ziff, he was with American Broadcasting Companies for 17 years in several senior executive positions, including as a member of its Board of Directors. Mr. Pompadur has been actively involved in various business ventures in Moscow and the CIS since 1990.

     David Stovel has served as a Director of the Company since February 1993. He has been President of Brawley Cathers Limited, an investment bank headquartered in Toronto, Canada since 1987.

     E. Clive Anderson has served as Senior Vice President, General Counsel and Secretary of the Company since June 1997. Prior to joining the Company, Mr. Anderson was a partner at Morgan, Lewis & Bockius LLP from 1977 to 1997, where he represented a number of international clients, including the Company.


     Ian Armour has served as Senior Vice President and Chief Operating Officer of the Company since August 1998. Prior to joining the Company, Mr. Armour was a telecommunications manager with Cable & Wireless from 1967 to 1998, including in a number of Cable & Wireless' international ventures.



     John Davies is currently the Chairman of JSC ALTEL, one of the Company's operating subsidiaries. He was the Deputy Chief Executive Officer of the Company from June 1997 until August 1998 and Chief Operating Officer of the Company from February 1998 until August 1998. Previously, from 1995 to 1997, he was a director and partner in Beldi & Cie SA providing services to multinational companies and an entrepreneur. From 1987 to 1995, he was one of the founding directors of Financiere Indosuez, a subsidiary of the Suez Group, which was active in cross-border mergers and acquisitions and corporate finance. Prior to that, Mr. Davies served as a business consultant and a vice president for international finance of a privately-owned shipping and commodity trading group.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth for the years ended December 31, 1998, 1997 and 1996 certain compensation paid by the Company to its Chief Executive Officer and the four other most highly paid executive officers of the Company.

                           SUMMARY COMPENSATION TABLE


                                                                                        LONG-TERM
                                                    ANNUAL COMPENSATION(1)             COMPENSATION
                                           ----------------------------------------    ------------
                                                                                        SECURITIES
                                                                     OTHER ANNUAL       UNDERLYING
NAME AND PRINCIPAL POSITION        YEAR     SALARY       BONUS      COMPENSATION(2)      OPTIONS
---------------------------        ----    ---------    --------    ---------------    ------------
James R.S. Hatt..................  1998    $390,000           --       $181,536          880,000(3)
  Chairman, President              1997    $390,000     $117,000       $ 78,000              -0-
  and Chief Executive Officer      1996    $290,000     $191,000       $ 58,000          250,000
E. Clive Anderson................  1998    $300,000           --       $ 50,833          500,000(3)
  Senior Vice President and        1997    $175,000(4)  $ 52,500       $ 17,500(4)       500,000
  General Counsel                  1996          --           --             --               --
Ian Armour.......................  1998    $112,692(5)        --       $ 11,269(5)       500,000
  Senior Vice President and        1997          --           --             --               --
  Chief Operating Officer          1996          --           --             --               --
John Davies......................  1998    $300,000           --       $ 30,000          500,000(3)
  Chairman, JSC ALTEL              1997    $175,000(6)        --       $ 17,500(6)       500,000
                                   1996          --           --             --               --
Simon Edwards....................  1998    $325,000           --       $116,071          940,001(3)
  Senior Vice President, Chief     1997    $325,000     $ 97,500       $ 65,000              -0-
  Financial Officer and Treasurer  1996    $225,000     $165,000       $ 45,000          200,000


---------------

(1) All amounts are stated in U.S. Dollars. In 1996 and 1997, certain amounts were paid to Messrs. Hatt and Edwards in British Pounds and have been converted into U.S. Dollars at a conversion rate of $1.50/L1.00. The amounts paid to Mr. Armour in 1998 were paid in British Pounds and have been converted into U.S. Dollars at a conversion rate of $1.60/L1.00.


(2) Other Annual Compensation consists of amounts paid in lieu of certain benefits and in lieu of vacation days not taken in 1998 and prior years.


(3) Includes options granted in connection with the Company's November 1998 option repricing in replacement of previously granted options. See the tables "Option Grants in Last Fiscal Year" and "10-Year Option Repricings" for additional details of the repricing and the options granted in connection therewith.


(4) Mr. Anderson's employment with the Company commenced on June 1, 1997 and these amounts are the amounts paid to him during the period June 1 to December 31, 1997.

(5) Mr. Armour's employment with the Company commenced on August 17, 1998 and these amounts are the amounts paid to him during the period August 17 to December 31, 1998. His current base salary is $300,000 per year.


(6) Mr. Davies' employment with the Company commenced on June 1, 1997 and these amounts are the amounts paid to him during the period June 1 to December 31, 1997.

     The following table summarizes stock options granted during 1998 to the persons named in the Summary Compensation Table.

                       OPTION GRANTS IN LAST FISCAL YEAR


                                       PERCENT OF                                 POTENTIALLY REALIZABLE
                                         TOTAL                                       VALUE OF ASSUMED
                                        OPTIONS                                ANNUAL RATES OF APPRECIATION
                                       GRANTED TO                                   FOR OPTION TERM(1)
                            OPTIONS    EMPLOYEES     EXERCISE    EXPIRATION    ----------------------------
NAME                        GRANTED     IN 1998       PRICE         DATE           5%              10%
----                        -------    ----------    --------    ----------    -----------    -------------
James R.S. Hatt...........   93,333(2)    1.6%        $7.00        4/19/08        (2)             (2)
                            186,667(2)    3.2%        $8.00        4/19/08        (2)             (2)
                            329,999(3)    5.7%        $3.00       11/12/08      $330,001       $1,577,800
                            176,667(3)    3.0%        $4.00       11/12/08      $444,420       $1,126,247
                             93,334(3)    1.6%        $5.00       11/12/08      $293,486       $  743,752
E. Clive Anderson.........  333,333(3)    5.7%        $3.00       11/12/08      $628,894       $1,593,741
                            166,667(3)    2.9%        $4.00       11/12/08      $419,264       $1,062,497
Ian Armour................  166,666       2.9%        $3.00       11/12/08      $314,446       $  796,868
                            166,667       2.9%        $4.00       11/12/08      $419,264       $1,062,497
                            166,667       2.9%        $5.00       11/12/08      $524,080       $1,328,121
John Davies...............  333,333(3)    5.7%        $3.00       11/12/08      $628,894       $1,593,741
                            166,667(3)    2.9%        $4.00       11/12/08      $419,264       $1,062,497
Simon Edwards.............  113,334(2)    1.9%        $7.00        4/19/08        (2)             (2)
                            226,667(2)    3.9%        $8.00        4/19/08        (2)             (2)
                            306,666(3)    5.3%        $3.00       11/12/08      $578,581       $1,466,240
                            180,000(3)    3.1%        $4.00       11/12/08      $452,804       $1,147,495
                            113,334(3)    1.9%        $5.00       11/12/08      $356,376       $  903,126


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


(2) Granted in April 1998, but subsequently cancelled in connection with the November 1998 repricing of stock options and included in the option grants detailed in this table, the Summary Compensation Table and in the table "10-Year Option Repricings" below. These options are no longer outstanding.



(3) Granted in connection with the Company's November 1998 repricing of stock options granted under the Plan, in replacement of previously granted options which were deemed to be canceled in connection with the repricing. See the table "10-Year Option Repricings" below for details.

     The following table summarizes option exercises during 1998 and the value of vested and unvested options for the persons named in the Summary Compensation Table at December 31, 1998. Year-end values are based upon a price of $1.8125 per share, which was the closing market price of a share of the Company's Common Stock on the Nasdaq Stock Market on December 31, 1998.

                  AGGREGATED OPTION EXERCISES IN LAST YEAR AND
                             YEAR-END OPTION VALUES


                                                                                          VALUE OF UNEXERCISED
                                                         NUMBER OF UNEXERCISED          IN-THE-MONEY OPTIONS AT
                                                      OPTIONS AT DECEMBER 31, 1998         DECEMBER 31, 1998
                       SHARES ACQUIRED     VALUE      ----------------------------    ----------------------------
NAME                     ON EXERCISE      REALIZED    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                   ---------------    --------    -----------    -------------    -----------    -------------
James R. S. Hatt.....        -0-           -0-          329,999         270,001           -0-             -0-
E. Clive Anderson....        -0-           -0-          333,333         166,667           -0-             -0-
Ian Armour...........        -0-           -0-          166,666         333,334           -0-             -0-
John Davies..........        -0-           -0-          333,333         166,667           -0-             -0-
Simon Edwards........        -0-           -0-          306,666         293,334           -0-             -0-


     The Company does not currently grant any long-term incentives, other than stock options, to its executives or other employees. Similarly, the Company does not sponsor any defined benefit or actuarial plans at this time.

                           10-YEAR OPTION REPRICINGS

     The following table sets forth information concerning the repricing of stock options held by the persons named in the Summary Compensation Table during the last 10 years.

                                        NUMBER OF                                               LENGTH OF ORIGINAL
                                       SECURITIES    MARKET PRICE                                  OPTION TERM
                                       UNDERLYING      OF STOCK     EXERCISE PRICE              (EXPIRATION DATE)
                                         OPTIONS      AT TIME OF      AT TIME OF       NEW          AT DATE OF
                                       REPRICED OR   REPRICING OR    REPRICING OR    EXERCISE      REPRICING OR
NAME                          DATE       AMENDED      AMENDMENT       AMENDMENT       PRICE         AMENDMENT
----                        --------   -----------   ------------   --------------   --------   ------------------
James R. S. Hatt..........  11/12/98      70,000       $2.4375         $6.0973        $3.00           2/6/00
                            11/12/98      50,000       $2.4375         $  6.25        $3.00          6/20/01
                            11/12/98      25,000       $2.4375         $  6.25        $4.00          6/20/01
                            11/12/98     116,666       $2.4375         $  8.00        $3.00          6/20/01
                            11/12/98      58,334       $2.4375         $  8.00        $4.00          6/20/01
                            11/12/98      31,111       $2.4375         $  7.00        $3.00          4/19/08
                            11/12/98      31,111       $2.4375         $  7.00        $4.00          4/19/08
                            11/12/98      31,111       $2.4375         $  7.00        $5.00          4/19/08
                            11/12/98      62,222       $2.4375         $  8.00        $3.00          4/19/08
                            11/12/98      62,222       $2.4375         $  8.00        $4.00          4/19/08
                            11/12/98      62,223       $2.4375         $  8.00        $5.00          4/19/08
E. Clive Anderson.........  11/12/98     333,333       $2.4375         $5.0625        $3.00           5/1/07
                            11/12/98     166,667       $2.4375         $5.0625        $4.00           5/1/07
Ian Armour................        --          --            --              --           --               --
John Davies...............  11/12/98     333,333       $2.4375         $  5.25        $3.00          6/23/07
                            11/12/98     166,667       $2.4375         $  5.25        $4.00          6/23/07
Simon Edwards.............  11/12/98      60,000       $2.4375         $5.7812        $3.00          11/5/00
                            11/12/98      40,000       $2.4375         $  6.25        $3.00          6/20/01
                            11/12/98      20,000       $2.4375         $  6.25        $4.00          6/20/01
                            11/12/98      93,333       $2.4375         $  8.00        $3.00          6/20/01
                            11/12/98      46,667       $2.4375         $  8.00        $4.00          6/20/01
                            11/12/98      37,777       $2.4375         $  7.00        $3.00          4/19/08
                            11/12/98      37,778       $2.4375         $  7.00        $4.00          4/19/08
                            11/12/98      37,778       $2.4375         $  7.00        $5.00          4/19/08
                            11/12/98      75,556       $2.4375         $  8.00        $3.00          4/19/08
                            11/12/98      75,556       $2.4375         $  8.00        $4.00          4/19/08
                            11/12/98      75,557       $2.4375         $  8.00        $5.00          4/19/08

EMPLOYMENT AGREEMENTS

     Pursuant to employment agreements, dated as of January 1, 1995, with the Company and PLD Management Services Limited ("PLDMS"), James Hatt was employed
(i) as Chief Executive Officer of the Company at an initial annual salary of $167,500 and (ii) as an Executive of PLDMS at an initial annual salary of L35,000. During 1996, Mr. Hatt's annual salaries under these agreements were $237,500 and L35,000, respectively. Effective as of August 1, 1997, and as a consequence of the Company moving its executive offices to the United States, the agreement with PLDMS was terminated, and the agreement with the Company was amended and restated so as, inter alia, to combine the salary and other compensation arrangements previously provided by the two separate agreements. Under the amended and restated agreement Mr. Hatt's current annual base salary is $390,000. In addition to his salary, an amount equal to twenty percent of his then current salary amount is payable by the Company to Mr. Hatt annually in lieu of all pension and other benefits. The agreement may be terminated without cause by either party upon six months prior written notice or for cause as specified; provided, that if Mr. Hatt gives notice of termination of employment with the Company, the Company may, in its sole discretion, terminate employment immediately upon the payment of the lump sum of six months' gross salary. Mr. Hatt may also terminate his employment with the Company upon three months prior written notice upon a Change of Control. Upon termination without cause by the Company or upon termination by Mr. Hatt upon a Change of Control, Mr. Hatt is to receive as a termination fee an amount equal to two times his then current annual salary from the Company.

     E. Clive Anderson is employed as Senior Vice President, General Counsel and Secretary of the Company pursuant to a Service Agreement, effective as of June 1, 1997, at an initial annual base salary of $300,000. In addition to his salary, an amount equal to ten percent of his then current salary amount is payable by the Company to Mr. Anderson annually in lieu of pension and other benefits. The agreement may be terminated without cause by either party upon six months prior written notice or for cause as specified. Mr. Anderson may also terminate his employment with the Company upon three months prior written notice upon a Change in Control of the Company. Upon termination without cause by the Company or upon termination by Mr. Anderson upon a Change of Control, Mr. Anderson is to receive as a termination fee an amount equal to three times his then current annual salary from the Company.


     Ian Armour is employed as Senior Vice President and Chief Operating Officer of the Company pursuant to a Service Agreement, effective as of August 17, 1998, as amended, at an initial annual base salary of $300,000. In addition to his salary, an amount equal to ten percent of his then current salary amount is payable by the Company to Mr. Armour annually in lieu of pension benefits. The agreement may be terminated without cause by either party upon six months prior written notice or for cause as specified; provided that, if either party gives notice of termination of employment with the Company (other than for cause), the Company may, in its sole discretion, terminate such employment immediately upon the payment of the lump sum of six months' gross salary. Mr. Armour may also terminate his employment with the Company upon three months prior written notice upon a Change in Control of the Company. Upon termination by Mr. Armour upon a Change of Control, Mr. Armour is to receive as a termination fee an amount equal to two times his then current annual salary from the Company.


     John Davies is employed pursuant to a letter agreement intended to be effective as June 1, 1997, as amended, at an initial annual base salary of $300,000. In addition, he receives an amount equal to ten percent of his then current salary amount annually until such time as the Company is able to put in place for his benefit a full range of fringe benefits, including pension arrangements. The agreement may be terminated without cause by either party upon six months prior written notice or for cause as specified. Mr. Davies may also terminate his employment with the Company upon three months prior written notice upon a Change of Control. Upon termination without cause by the Company or upon termination by Mr. Davies upon a Change of Control, Mr. Davies is to receive as a termination fee an amount equal to two times his then current annual salary from the Company.

     Pursuant to employment agreements, dated as of October 1, 1995, with the Company and PLDMS, Simon Edwards was employed (i) as Chief Financial Officer of the Company at an initial annual salary of $107,500 and (ii) as an Executive of PLDMS at an initial annual salary of L45,000. During 1996, Mr. Edwards' annual salaries under these agreements were $157,500 and L45,000, respectively. As with Mr. Hatt, effective as of July 1, 1997 the agreement with PLDMS was terminated and the agreement with the Company was amended and restated. Under the amended and restated agreement Mr. Edwards' current annual base salary is $325,000. In addition to his salary, an amount equal to twenty percent of his then current salary amount is payable by the Company to Mr. Edwards annually in lieu of all pension and other benefits. The agreement may be terminated without cause by either party upon six months prior written notice or for cause as specified; provided, that if Mr. Edwards gives notice of termination of employment with the Company, the Company may, in its sole discretion, terminate employment immediately upon the payment of the lump sum of six months' gross salary. Mr. Edwards may also terminate his employment with the Company upon three months prior written notice upon a Change in Control of the Company. Upon termination without cause by the Company or upon termination by Mr. Edwards upon a Change of Control, Mr. Edwards is to receive as a termination fee an amount equal to two times his then current annual salary from the Company.

COMPENSATION OF DIRECTORS


     Non-employee directors are paid annual directors' fees of $15,000 and fees of $750 for each board meeting and $250 for each committee meeting attended, and are reimbursed for expenses incurred in connection with attendance at Board of Directors and Committee meetings. In addition, the chairman of each Committee receives an additional annual fee of $5,000. The representatives of Navona Communications Limited (the company through which Cable & Wireless held its interest in the Company until August 1998) declined all such fees during 1997 and 1998. Similarly, Mr. Pompadur, as the representative of News, declined all such fees during 1998. All directors are eligible to participate in the Company's 1997 Equity Compensation Plan (the "Plan"). The non-employee directors, subject to approval by the Board of Directors, are automatically awarded 10,000 options upon becoming a director and a further 5,000 options annually, thereafter. The two Navona representatives on the Board declined all such options during 1997 and 1998, and Mr. Pompadur declined such options during 1998 as a News representative.



     See "Certain Business Relationships with Directors and Nominees" for (i) a description of certain arrangements between the Company and News; and (ii) a description of certain arrangements between the Company, Technocom and Dr. Antoniuk.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None.

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

     The Company's bonus plan for its executive officers for the 1998 fiscal year has not yet been determined. A determination as to whether any bonuses will be paid in respect of 1998 will be made in the latter part of 1999.

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

  STOCK OPTION REPRICING

     In November 1998, the Compensation Committee and the Board of Directors reviewed the stock options previously granted under the Plan and the market price of the Company's Common Stock since the Russian financial crisis in August 1998. The Committee recognized that options granted by the Company are utilized as compensation and to provide incentives to improve the Company's performance and thereby positively influence the market price for the Company's Common Stock. At the same time, the Committee and the Board recognized that the Russian financial crisis and other macroeconomic difficulties in Russia had led to steep declines in the share prices of companies doing business in Russia, including that of the Company. The steep decline in the market price of the Company's Common Stock resulted in the options outstanding under the Plan being at exercise prices significantly in excess of the current market price of the Common Stock. Therefore, the outstanding stock options, if left in place, would not achieve the objectives underlying the Plan.


     Accordingly, on November 12, 1998 (the "Repricing Date"), replacement stock options were granted to replace the previously granted stock options under the Plan, which were deemed to be cancelled in connection with the repricing. The replacement options did not involve the grant of any additional shares, and were granted at a premium to the stock price on the Repricing Date (which was $2.4375). Under the terms of the repricing, all stock options granted to current employees, directors and consultants of the Company which had vested as of the Repricing Date were replaced with fully vested options having an exercise price of $3.00 per share. The terms of the replacement options for previously granted options which had not vested as of the Repricing Date varied depending on whether the option holders' unvested options were scheduled to vest in one or two tranches. Depending on the terms of the original options, such options were replaced with options having exercise prices of $4.00 and $5.00 per share and which vested in one or two tranches. All of the replacement stock options have a term of ten years.


                                   * * * * *


                    Presented by the Compensation Committee:


                            Vladimir Kvint, Chairman
                                David M. Stovel
                             Edward Charles Dilley

COMPARATIVE STOCK PERFORMANCE GRAPH

     The graph below compares the cumulative total stockholder return on the Company's Common Stock with the cumulative total stockholder return of: (i) the Nasdaq Stock Market Composite Index (the "Nasdaq Index"); and (ii) the Nasdaq Telecommunications Index, assuming an investment of $100 on December 31, 1993 in each of the Common Stock of the Company, the stocks comprising the Nasdaq Index and the stocks comprising the Nasdaq Telecommunications Index, and further assuming reinvestment of dividends, if any.
[PERFORMANCE GRAPH]

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


     Section 16(a) of the Exchange Act requires that directors and certain officers of the Company, and persons who own more than ten percent of the Company's Common Stock, file with the Commission initial reports of ownership and reports of changes of ownership of such Common Stock. Based solely on its review of the copies of such reports received by the Company and written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during the year ended December 31, 1998 all filing requirements applicable to its officers, directors and ten-percent stockholders were satisfied, with the exception of the Initial Statements of Beneficial Ownership on Form 3 for I. Martin Pompadur, a director of the Company, and Ian Armour, a Senior Vice President and Chief Operating Officer of the Company. Mr. Pompadur was elected a director of the Company on May 13, 1998 and was obligated to file an Initial Statement of Beneficial Ownership within 10 days of his appointment. However, due to an administrative oversight, this filing was not made until October 14, 1998. Mr. Armour was appointed a Senior Vice President and Chief Operating Officer of the Company on August 17, 1998 and was obligated to file an Initial Statement of Beneficial Ownership within 10 days of his appointment. However, due to an administrative oversight, this filing was not made until September 23, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information (as of March 31, 1999, except as otherwise noted), with respect to shares of Common Stock beneficially owned by owners of more than five percent of the outstanding Common Stock, by all current directors and nominees, by the executive officers of the Company named in the Summary Compensation Table included elsewhere in this proxy statement and by all current directors and executive officers of the Company as a group.

                                                           NUMBER OF SHARES       PERCENT OF
BENEFICIAL OWNER                                         BENEFICIALLY OWNED(1)     CLASS(2)
----------------                                         ---------------------    ----------
News America Incorporated(3)...........................       18,223,081             43.7%
Merrill Lynch & Co., Inc.(4)...........................        7,254,328             16.7%
Citigroup Inc.(5)......................................        2,259,230              6.0%
James R.S. Hatt(6).....................................          440,999              1.2%
Dr. Boris Antoniuk(7)..................................           10,000             *
Edward Charles Dilley(7)...............................           10,000             *
Simon Edwards(8).......................................          338,666             *
Gordon Humphrey(7).....................................           15,000             *
Gennady Kudriavtsev(7).................................           15,000             *
Dr. Vladimir Kvint(7)..................................           15,000             *
I. Martin Pompadur.....................................               --             *
David M. Stovel(7).....................................           27,500             *
E. Clive Anderson(9)...................................          353,433             *
Ian Armour(10).........................................          181,666             *
John G. Davies(7)......................................          333,333             *
All current directors and executive officers of the
  Company as a group (12 persons)......................        1,740,597              4.4%

---------------
 (1) In accordance with Securities and Exchange Commission regulations, the table lists all shares as to which such persons have or share the power to vote or to direct disposition. The number of shares indicated includes shares issuable upon the exercise of outstanding stock options, warrants or convertible securities held by each individual or group to the extent exercisable or convertible at March 31, 1999 or within 60 days thereafter. Unless otherwise indicated, each person has the sole power to vote and to direct disposition of the shares listed as beneficially owned by such person.

 (2) Percentage for each individual or group calculated with reference to an aggregate of 37,846,789 shares of Common Stock outstanding at March 31, 1999 and all shares issuable upon the exercise of outstanding stock options, warrants or convertible securities that are exercisable by such individual or group within 60 days of March 31, 1999. Percentages of less than 1% have not been indicated.


 (3) This information based upon Amendment No. 1 to Schedule 13D, filed April 12, 1999, with the Securities and Exchange Commission by The News Corporation Limited, News America Incorporated, NewsPLD LLC and K. Rupert Murdoch. The amount shown includes 14,381,780 shares of Common Stock and currently exercisable warrants to purchase 250,000 shares of Common Stock held by NewsPLD LLC, a wholly owned subsidiary of News America Incorporated. The News Corporation Limited, News America Incorporated and Mr. Murdoch, as persons who may be deemed to control NewsPLD LLC, may be deemed to beneficially own the shares beneficially owned by NewsPLD LLC. The amount shown also includes 3,591,301 shares of Common Stock issuable upon conversion of currently outstanding Revolving Credit Notes issued to News America Incorporated, which may be deemed to be beneficially owned by each of The News Corporation Limited, News America Incorporated and Mr. Murdoch. See "Certain Relationships and Related Transactions." NewsPLD LLC and News America Incorporated are each located at 1211 Avenue of the Americas, New York, NY 10036.

 (4) This information is based upon Amendment No. 3 to Schedule 13G, filed February 5, 1999, with the Securities and Exchange Commission by Merrill Lynch & Co., Inc. ("Merrill Lynch"), which is located at World Financial Center, North Tower, 200 Vesey Street, New York, NY 10381, and Merrill Lynch Global Allocation Fund, Inc., which is located at 800 Scudders Mill Road, Princeton, New Jersey 08536. The amount shown includes shares of Common Stock issuable upon the conversion of 9% Convertible Subordinated Notes of the Company (CUSIP 71623PAC) (the "Convertible Notes") and upon exercise of certain warrants to purchase shares of Common Stock. In the aggregate, Merrill Lynch may be deemed to beneficially own 1,698,200 shares of Common Stock, $19,200,000 aggregate principal amount of Convertible Notes and 172,000 warrants. The Convertible Notes are convertible, at the rate of 144.93 shares per $1,000 principal amount, at a conversion price of $6.90 per share. The Schedule 13D does not distinguish between the various issuances of warrants and their respective terms held by Merrill Lynch. Merrill Lynch disclaims beneficial ownership of the securities of the Company.


 (5) This information is as of December 31, 1998 and is based upon Schedule 13G, filed January 22, 1999, with the Securities and Exchange Commission by Citigroup Inc., which is located at 153 East 53rd Street New York, NY 10043. The Company believes that Citigroup Inc.'s holdings of the Company's securities consist of shares of Common Stock and warrants to purchase Common Stock, but the Schedule 13G does not distinguish between such securities. Citigroup Inc. disclaims beneficial ownership of the securities of the Company.

 (6) The amount shown includes currently exercisable options to purchase 329,999 shares of Common Stock.

 (7) The amount shown consists entirely of currently exercisable options to purchase shares of Common Stock.

 (8) The amount shown includes currently exercisable options to purchase 306,666 shares of Common Stock.

 (9) The amount shown includes currently exercisable options to purchase 333,333 shares of Common Stock.

(10) The amount shown includes currently exercisable options to purchase 166,666 shares of Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NEWS AMERICA INCORPORATED

  DIRECTORS NOMINATION AGREEMENT

     In connection with News' acquisition of its stake in the Company in August 1998, the Company and News entered into the Directors Nomination Agreement regarding, among other things, the nomination by the Company of certain individuals designated by News for election as directors. Pursuant to the terms of the Directors Nomination Agreement, the Company agreed that it will use its best efforts to maintain the size of its Board at 10 and cause the Board to elect as directors four individuals designated by News. Thereafter, for the term of the Directors Nomination Agreement, the Company will nominate the appropriate number of News designees for election by stockholders. The Directors Nomination Agreement expires on April 19, 2008.

     Pursuant to the terms of the Directors Nomination Agreement, the number of individuals that News shall be permitted to designate for nomination will be based on the percentage of the issued and outstanding shares of Common Stock then held by News, News Corporation and its subsidiaries and affiliates. In addition, if the size of the Board is increased to greater than 10 directors, the number of directors to be designated by News will be proportionately adjusted, rounding up where necessary to the next highest whole number.

     In connection with entering into the Directors Nomination Agreement, the Company and News also entered into a letter agreement, dated April 19, 1998, providing for the Company and News to continue discussions concerning the size of the Board and the number of persons that News may designate as nominees on the Company's slate of nominees for election as director. Prior to executing the Directors Nomination Agreement, the Company had been seeking to implement a structure whereby the size of the Board would be expanded to 12 and News would be entitled to designate six persons as nominees for the election to the Board. Because of uncertainty as to whether the Nasdaq Rules would permit such number of designees, the Company and News determined initially to include only four members, of a total Board membership of 10 persons, as News' designees on the Board, as reflected in the Directors Nomination Agreement. However, the Company and News agreed to continue to discuss the issue of Board size and composition with a view to preserving their original intent and, if successful, to take such action as is reasonably necessary to expand the size of the Board to 12 and to name a total of six persons to such an expanded Board as representatives of News.

     To date, News has designated only one nominee as its designee to the Board of Directors and has orally advised the Company that it does not currently intend to nominate the additional three designees under the terms of the Directors Nomination Agreement. Mr. Pompadur is News' current designee on the Board of Directors.

  REVOLVING CREDIT AGREEMENT


     On November 30, 1998 (but effective September 30, 1998), the Company entered into a revolving credit agreement with News (the "News Revolving Credit Agreement") under which News agreed to advance up to $8.1 million to the Company. On March 22, 1999, News increased the amount it would advance to $9.1 million and on April 22, 1999 News further increased the amount it would advance to $9.55 million. Each advance under the News Revolving Credit Agreement bears interest at an annual rate of 20% and is repayable on June 30, 1999. Advances are evidenced by notes which, together with interest thereon, are convertible at News' option into shares of Common Stock of the Company at conversion rates determined as of the date of issue of the applicable note. In addition, in the event that News guarantees obligations of the Company, a note is issued reflecting the Company's reimbursement obligation should such guarantee be called. Amounts so guaranteed are treated as advances under the News Revolving Credit Agreement, meaning that they count with respect to the $9.55 million ceiling on total advances. In addition, in the event a guarantee is called, the Company will owe interest on its reimbursement obligation at the annual rate of 20% calculated from the date payment by News is made under its guarantee. Notes issued in respect of reimbursement obligations, together with interest thereon, are also convertible into shares of Common Stock at conversion rates determined as of their date of issue. News can cease making advances at any time and for any reason. Currently, however, the full amount available under the News Revolving Credit Agreement has been advanced or applied in respect of News' guarantees. Of the total $9.55 million of notes issued, notes aggregating $3.1 million have been issued in respect of guarantees of the Company's outstanding indebtedness to The Travelers Insurance Company and The Travelers Indemnity Company. An aggregate of 3,804,369 shares of Common Stock are issuable to News upon conversion of the $6.45 million of Revolving Credit Notes representing actual advances made to the Company.


TECHNOCOM MINORITY SHAREHOLDERS

     On November 26, 1997 the Company acquired a further 59 ordinary shares of Technocom from the two minority shareholders of Technocom, thereby increasing its percentage interest in Technocom from 50.75% to 80.4%. The Company acquired 29 of these shares from Elite, an Irish company beneficially owned by a trust advised by Dr. Antoniuk, a director of the Company. The total consideration for the shares purchased from Elite was $6.25 million in cash and 1,316,240 shares of the Company's Common Stock. Sale of these shares is prohibited prior to January 1, 2000.


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

  OTHER

     Since June 16, 1997, Dorothea Hatt, the wife of James Hatt, the Company's Chairman, President and Chief Executive Officer, has been employed as Legal Assistant of the Company at an annual salary of $75,000.

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

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  2       Certificate of Domestication. (Exhibit 3.1)(9)
  3.1     Certificate of Incorporation. (Exhibit 3.2)(9)
  3.2     By-Laws. (Exhibit 3.3)(9)
  4.1     Indenture, dated as of May 31, 1996, among the Registrant, as Issuer, NWE Capital (Cyprus) Limited, PLD Asset Leasing
          Limited, PLD Capital Limited, Baltic Communications Limited
          and Wireless Technology Corporations Limited as Guarantors,
          and The Bank of New York, as Trustee, with respect to
          $123,000,000 aggregate principal amount at stated maturity of 14% Senior Discount Notes due 2004 (the "Senior Note
          Indenture") (including exhibits B, C, D and K only).
          (Exhibit 4.1)(10)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  4.2     Indenture, dated as of May 31, 1996, among the Registrant as
          Issuer, NWE Capital (Cyprus) Limited, PLD Asset Leasing
          Limited, PLD Capital Limited, Baltic Communications Limited
          and Wireless Technology Corporations Limited as Guarantors,
          and The Bank of New York, as Trustee, with respect to
          $26,500,000 aggregate principal amount of 9% Convertible
          Subordinated Notes due 2006 (the "Convertible Note
          Indenture") (including exhibit B only). (Exhibit 4.2)(10)
  4.3     First Supplemental Indenture, Amendment Agreement, Consent
          and Waiver, dated as of March 20, 1998, among the
          Registrant, as Issuer, NWE Capital (Cyprus) Limited, PLD
          Asset Leasing Limited, PLD Capital Limited, Wireless
          Technology Corporations Limited and Baltic Communications
          Limited, as Guarantors, Clayton A. Waite and Apropos
          Investments Ltd., as nominee shareholders, and The Bank of
          New York, as Trustee. (Exhibit 4.3)(11)
  4.4     Second Supplemental Indenture, dated as of June 15, 1998,
          among the Registrant, as Issuer, NWE Capital (Cyprus)
          Limited, PLD Asset Leasing Limited, PLD Capital Limited, PLD
          Capital Asset (U.S.) Inc., Wireless Technology Corporations
          Limited and Baltic Communications Limited, as Guarantors,
          Clayton A. Waite and Apropos Investments Ltd., as nominee
          shareholders, and The Bank of New York, as Trustee.(14)
  4.5     Third Supplemental Indenture, dated as of January 12, 1999, among the Registrant, as Issuer, NWE Capital (Cyprus)
          Limited, PLD Asset Leasing Limited, PLD Capital Limited, PLD
          Capital Asset (U.S.) Inc., Wireless Technology Corporations
          Limited and Baltic Communications Limited, as Guarantors,
          Clayton A. Waite and Apropos Investments Ltd., as nominee
          shareholders, and The Bank of New York, as Trustee.(14)
  4.6     Global Exchange Note representing 14% Senior Discounted
          Notes due 2004.(14)
  4.7     Global Note representing 9% Convertible Subordinated Notes due 2006. (Exhibit 4.4)(10)
  4.8     Warrant Agreement, dated as of May 31, 1996, between the
          Registrant and The Bank of New York as Warrant Agent.
          (Exhibit 4.9)(10)
  4.9     Warrant Certificate of the Registrant for 123,000 Warrants
          exercisable on or after December 10, 1996 and on or before
          June 12, 2006. (Exhibit 4.5)(10)
  4.10    Smith Barney Warrant Agreement, dated as of May 31, 1996,
          between the Registrant and The Bank of New York as Warrant
          Agent. (Exhibit 4.10)(10)
  4.11    Smith Barney Warrant Certificate of the Registrant for
          100,000 Warrants exercisable as to 50,000 Common Shares on or after June 12, 1996 and as to 50,000 Common Shares on or after October 30, 1996 and on or before April 30, 2001.
          (Exhibit 4.6)(10)
  4.12    Registration Rights Agreement, dated as of May 31, 1996,
          between the Registrant and Smith Barney Inc. (Exhibit
          4.7)(10)
  4.13    Purchase Agreement, dated May 24, 1996, between the
          Registrant and Smith Barney Inc. (without exhibits).
          (Exhibit 4.8)(10)
  4.14    Company Senior Note Escrow Account Agreement, dated as of
          May 31, 1996, among The Bank of New York as Escrow Agent, as
          Trustee under the Senior Note Indenture, as Trustee under
          the Convertible Note Indenture and the Registrant. (Exhibit
          4.11)(10)
  4.15    Company Convertible Note Escrow Account Agreement, dated as of May 31, 1996, among The Bank of New York as Escrow Agent, as Trustee under the Senior Note Indenture, as Trustee under the Convertible Note Indenture and the Registrant. (Exhibit
          4.12)(10)
  4.16    Leasing Company Escrow Account Agreement (PLD Asset Leasing
          Limited), dated as of May 31, 1996, among The Bank of New
          York as Escrow Agent, as Trustee under the Senior Note
          Indenture, as Trustee under the Convertible Note Indenture and PLD Asset Leasing Limited. (Exhibit 4.13)(10)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  4.17    Leasing Company Escrow Account Agreement (PLD Capital
          Limited), dated as of May 31, 1996, among The Bank of New
          York as Escrow Agent, as Trustee under the Senior Note
          Indenture, as Trustee under the Convertible Note Indenture and PLD Capital Limited. (Exhibit 4.14)(10)
  4.18    Leasing Company Escrow Account Agreement (PLD Capital Asset
          (U.S.) Inc.), dated as of June 15, 1998, among The Bank of
          New York as Escrow Agent, as Trustee under the Senior Note
          Indenture, and as Trustee under the Convertible Note
          Indenture and PLD Capital Asset (U.S.) Inc.(14)
  4.19    Company Senior Note Security and Pledge Agreement, dated as of May 31, 1996, by the Registrant in favor of The Bank of
          New York, as Trustee under the Senior Note Indenture, as
          Trustee under the Convertible Note Indenture, and as
          Collateral Agent. (Exhibit 4.15)(10)
  4.20    Company Convertible Note Security and Pledge Agreement,
          dated as of May 31, 1996, by the Registrant in favor of The
          Bank of New York, as Trustee under the Convertible Note
          Indenture, as Trustee under the Convertible Note Indenture, and as Collateral Agent. (Exhibit 4.16)(10)
  4.21    Leasing Company Security and Pledge Agreement (PLD Asset
          Leasing Limited), dated as of May 31, 1996, by PLD Asset
          Leasing Limited in favor of The Bank of New York, as Trustee under the Senior Note Indenture, as Trustee under the
          Convertible Note Indenture, and as Collateral Agent.
          (Exhibit 4.17)(10)
  4.22    Leasing Company Security and Pledge Agreement (PLD Capital
          Limited), dated as of May 31, 1996, by PLD Capital Limited in favor of The Bank of New York, as Trustee under the
          Senior Note Indenture, as Trustee under the Convertible Note
          Indenture, and as Collateral Agent. (Exhibit 4.18)(10)
  4.23    NWE Cyprus Senior Note Security and Pledge Agreement, dated as of May 31, 1996, by NWE Capital (Cyprus) Ltd. in favor of
          The Bank of New York, as Trustee under the Senior Note
          Indenture, as Trustee under the Convertible Note Indenture, and as Collateral Agent. (Exhibit 4.19)(10)
  4.24    Leasing Company Security and Pledge Agreement (PLD Capital
          Asset (U.S.) Inc.), dated as of June 15, 1998, by PLD
          Capital Asset (U.S.) Inc. in favor of The Bank of New York, as Trustee under the Senior Note Indenture, as Trustee under the Convertible Note Indenture, and as Collateral Agent.(14)
  4.25    Revolving Credit Agreement, dated as of November 26, 1997, between the Registrant, The Travelers Insurance Company and
          The Travelers Indemnity Company. (Exhibit 4.21)(11)
  4.26    Form of 12% Series A Senior Secured Revolving Credit Note.
          (Exhibit 4.22)(11)
  4.27    Form of 12% Series B Senior Secured Revolving Credit Note.
          (Exhibit 4.23)(11)
  4.28    Warrant Agreement, dated as of November 26, 1997, between
          the Registrant and The Bank of New York, as Warrant Agent.
          (Exhibit 4.24)(11)
  4.29    Form of Series A Warrant Certificate. (Exhibit 4.25)(11)
  4.30    Form of Series B Warrant Certificate. (Exhibit 4.26)(11)
  4.31    Registration Rights Agreement, dated as of November 26,
          1997, between the Registrant, The Travelers Insurance
          Company and The Travelers Indemnity Company. (Exhibit
          4.27)(11)
  4.32    Guaranty Agreement, dated as of November 26, 1997, made and given by Wireless Technology Corporations Limited and Baltic
          Communications Limited in favor of The Travelers Insurance
          Company and The Travelers Indemnity Company. (Exhibit
          4.28)(11)
  4.33    Trust Agreement, dated as of November 26, 1997, between the
          Registrant and The Bank of New York, as Trustee. (Exhibit
          4.29)(11)
  4.34    Security Agreement (Inventory and Receivables), dated as of
          November 26, 1997, between the Registrant and The Bank of
          New York, as Trustee. (Exhibit 4.30)(11)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  4.35    Pledge Agreement, dated as of November 26, 1997, between the
          Registrant and The Bank of New York, as Trustee. (Exhibit
          4.31)(11)
  4.36    Revolving Credit Agreement, dated as of September 30, 1998, between PLD Telekom Inc. and News America Incorporated,
          including the form of promissory note issuable
          thereunder.(14)
  4.37    Schedule of Promissory Notes issued under the Revolving
          Credit Agreement, dated as of September 30, 1998, between
          PLD Telekom Inc. and News America Incorporated.(14)
 10.1     PLD Telekom Inc. 1997 Equity Compensation Plan. (Exhibit
          10.1)(11)
 10.2     Service Agreement, dated August 1, 1997, between the
          Registrant and James R.S. Hatt. (Exhibit 10.2)(11)
 10.3     Employment Letter, effective June 1, 1997, between the
          Registrant and John G. Davies. (Exhibit 10.3)(11)
 10.4     Amendment, dated July 30, 1997, to Employment Letter between the Registrant and John G. Davies. (Exhibit 10.4)(11)
 10.5     Service Agreement, dated July 1, 1997, between the
          Registrant and Simon Edwards. (Exhibit 10.5)(11)
 10.6     Service Agreement, dated November 26, 1997, between the
          Registrant and Boris Antoniuk. (Exhibit 10.8)(11)
 10.7     Consultancy Agreement, dated December 28, 1994, between
          Technocom Limited and Elite International Limited. (Exhibit
          10.9)(11)
 10.8     Amendment, dated November 26, 1997, to the Consultancy
          Agreement between Technocom Limited and Elite International
          Limited. (Exhibit 10.10)(11)
 10.9     Service Agreement between the Registrant and Newmark Capital
          Limited dated as of January 1, 1995. (Exhibit 2(o))(8)
 10.10    Warrant to Purchase Common Shares, dated July 28, 1994,
          between the Company and Dominion Capital Inc. (Exhibit
          10.28)(4)
 10.11    Agreement to Purchase Warrants, dated July 28, 1994, between the Registrant and Cable & Wireless. (Exhibit 10.25)(4)
 10.12    Agreement dated May 31, 1992 between Tiller International
          Limited and the Registrant. (Exhibit 2(m))(1)
 10.13    Joint Venture Agreement, dated as of December 31, 1993,
          between Wireless Technology Corporations Limited and
          Kompania Besprovodnye Seti Sviazi. (Exhibit 3(b))(3)
 10.14    Interconnection Agreement, dated as of February 4, 1994,
          between the Ministry of Communications of the Republic of
          Kazakhstan and ALTEL. (Exhibit 3(d))(3)
 10.15    Amendment, dated February 28, 1996, to the Interconnection
          Agreement between Kazakhtelekom and ALTEL. (Exhibit
          10.28)(11)
 10.16    Cellular System Equipment Purchase Agreement dated as of May
          4, 1994 between ALTEL and Motorola Inc. (Exhibit 3(k))(3)
 10.17    Cellular System Installation & Optimization Agreement dated as of May 4, 1994 between ALTEL and Motorola Inc. (Exhibit
          3(l))(3)
 10.18    Put and Call Letter Agreement, dated as of June 3, 1994,
          between the Company and Monogram Telecommunications Limited.
          (Exhibit 3(i))(3)
 10.19    Subscription Agreement, dated February 21, 1995, for
          $3,000,000 convertible note issued to the Registrant by
          Monogram. (Exhibit 2(a))(7)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.20    Agreement for the Acquisition of Ninety Percent of the
          Issued Share Capital of St. Petersburg Mayoralty & Tiller,
          dated as of March 7, 1994, among the Registrant, Tiller
          International Limited and Dian A/O. (Exhibit 3(j))(3)
 10.21    Purchase Agreement between Baltic Communications Limited and the Registrant dated January 27, 1996. (Exhibit 2(a))(8)
 10.22    Side letter between the Registrant and Baltic Communications
          Limited dated January 27, 1996. (Exhibit 2(c))(8)
 10.23    Share Purchase Agreement, dated April 26, 1995, between Lant
          Investments Limited and the Registrant. (Exhibit 2(b))(7)
 10.24    Escrow Agreement among the Registrant, Lant Investments
          Limited and Montreal Trust Company of Canada. (Exhibit
          2(c))(7)
 10.25    Registration Rights Agreement, dated as of April 26, 1995, between the Registrant and Lant Investments Limited.
          (Exhibit 2(d))(7)
 10.26    Share Sale and Purchase Agreement, dated November 2, 1994, between the Registrant and Plicom Limited. (Exhibit 2.3)(4)
 10.27    Form of Subscription and Shareholder Agreement between the
          Registrant, Plicom Limited, Elite International Limited and
          Technocom Limited. (Exhibit 2.4)(6)
 10.28    Amendment, dated November 26, 1997, to Subscription and
          Shareholder Agreement between the Registrant, Plicom
          Limited, Elite International Limited and Plicom Limited.
          (Exhibit 10.42)(11)
 10.29    Form of Deed of Covenant between the Registrant and Plicom
          Limited. (Exhibit 2.5)(4)
 10.30    Form of Put and Call Option Agreement dated November 4, 1994 between the Company and Plicom Limited. (Exhibit 10.20)(4)
 10.31    Amendment, dated November 26, 1997, to Put and Call Option
          Agreement between the Registrant and Plicom Limited.
          (Exhibit 10.46)(11)
 10.32    Amended and Restated Put and Call Option Agreement, dated
          November 26, 1997, between the Registrant and Elite
          International Limited. (Exhibit 10.47)(11)
 10.33    Share Purchase Agreement, dated November 26, 1997, among the
          Registrant, Technocom Limited, Plicom Limited and Mark
          Klabin. (Exhibit 10.48)(11)
 10.34    Share Purchase Agreement, dated November 26, 1997, among the
          Registrant, Technocom Limited and Elite International
          Limited. (Exhibit 10.49) (11)
 10.35    Securities Sale and Purchase Agreement between the
          Registrant and Redford Limited relating to SPMMTS. (Exhibit
          10.50)(11)
 10.36    Asset Exchange Agreement, dated April 19, 1998, between News
          America Incorporated and PLD Telekom Inc. (Exhibit 99.2)(13)
 10.37    Stock Purchase Agreement, dated April 19, 1998, between PLD
          Telekom Inc. and Cable and Wireless plc. (Exhibit 99.3)(13)
 10.38    Agreement for Lease, dated as of April 27, 1994, between the
          Registrant and The Scottish Life Assurance Company. (Exhibit
          3(o))(3)
 10.39    Lease, dated as of October 15, 1998, between G.S. 505 Park,
          LLC and the Registrant.(14)
 10.40    Lease, dated as of December 1, 1998, between 67 Broad Street
          LLC and the Registrant.(14)
 10.41    License Granted to ALTEL for the Operation of a Cellular
          Telecommunication System Providing Mobile
          Radiocommunications Services dated as of February 4, 1994.
          (Exhibit 3(c))(3)
 10.42    License No. 2463 issued to MTR-Sviaz dated September 21,
          1995 (Russian). (Exhibit 2(f))(8)
 10.43    License No. 4904 issued by the RSCC to PeterStar Company
          Limited for the provision of local, national and
          international telecommunications services via a dedicated
          network. (Exhibit 10.3)(10)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.44    License No. 4274 issued by the RSCC to PeterStar Company
          Limited for the provision of local and intercity telephone communications services. (Exhibit 10.4)(10)
 10.45    License No. N4199 issued by the RSCC to Teleport-TP for the provision of local and international telephone
          communications. (Exhibit 10.5)(10)
 10.46    License No. N4207 issued by the RSCC to Teleport-TP for the provision of international telecommunication services via
          dedicated network. (Exhibit 10.6)(10)
 10.47    License No. N4437 issued by the RSCC to Teleport-TP for the provision of international leased lines and circuits for the transmission of television signals. (Exhibit 10.7)(10)
 10.48    License No. 3654 issued to Teleport-TP for providing data
          transmission services. (Exhibit (2(e))(8)
 21       List of Subsidiaries.(14)
 23.1*    Consent of KPMG LLP.
 23.2*    Consent of KPMG LLP.
 23.3*    Consent of KPMG.
 23.4*    Consent of KPMG.
 23.5*    Consent of Moore Stephens.
 23.6*    Consent of KPMG LLP.
 23.7*    Consent of KPMG.
 23.8*    Consent of KPMG.


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

(13) Filed as an Exhibit to the Company's Current Report on Form 8-K dated April 22, 1998.


(14) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Commission on March 31, 1999.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on April 27, 1999.


                                          PLD TELEKOM INC.

                                          By: /s/ JAMES R. S. HATT
                                            ------------------------------------
                                            James R. S. Hatt
                                            President and
                                            Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, Amendment No. 1 to this report been signed by the following persons in the capacities and on the dates indicated.



                     SIGNATURE                                      TITLE                      DATE
                     ---------                                      -----                      ----

                /s/ BORIS ANTONIUK                   Director                             April 27, 1999
---------------------------------------------------
                  Boris Antoniuk

             /s/ EDWARD CHARLES DILLEY               Director                             April 27, 1999
---------------------------------------------------
               Edward Charles Dilley

                 /s/ SIMON EDWARDS                   Director and Chief Financial         April 27, 1999
---------------------------------------------------    Officer (Principal Financial
                   Simon Edwards                       Officer)

               /s/ JAMES R. S. HATT                  Director, President and Chief        April 27, 1999
---------------------------------------------------    Executive Officer (Principal
                 James R. S. Hatt                      Executive Officer)

                /s/ GORDON HUMPHREY                  Director                             April 27, 1999
---------------------------------------------------
                  Gordon Humphrey

              /s/ GENNADY KUDRIATSEV                 Director                             April 27, 1999
---------------------------------------------------
                Gennady Kudriatsev

                /s/ VLADIMIR KVINT                   Director                             April 27, 1999
---------------------------------------------------
                  Vladimir Kvint

              /s/ I. MARTIN POMPADUR                 Director                             April 27, 1999
---------------------------------------------------
                I. Martin Pompadur

                 /s/ DAVID STOVEL                    Director                             April 27, 1999
---------------------------------------------------
                   David Stovel

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


New York, New York

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

                                          KPMG LLP

Chartered Accountants
Toronto, Canada
March 21, 1997

                       PLD TELEKOM INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                1998         1997
                                                              ---------    --------
ASSETS
Current assets:
  Cash and cash equivalents (note 7)........................  $   4,579    $ 17,256
  Trade receivables, net of allowance of $3,809 and $3,226,
     respectively...........................................     14,905      17,078
  Other receivables and prepaids............................      4,609       8,615
  Inventory.................................................      4,152       2,802
  Due from related parties (note 13(c)).....................      9,152       6,320
                                                              ---------    --------
     Total current assets...................................     37,397      52,071
Escrow funds (note 9).......................................     14,908      33,868
Property and equipment, net (note 4)........................    168,937     134,998
Telecommunications licenses (note 3), net of amortization of
  $37,737 and $26,294, respectively.........................     77,359      81,837
Due from related parties (note 13(c)).......................      2,011       3,011
Other investments (note 5)..................................      5,183       4,036
Goodwill, net of amortization of $1,656 and $575,
  respectively (notes 3(a) and (c)).........................     36,368      12,709
Other assets (note 6).......................................      9,945      13,056
                                                              ---------    --------
          Total assets......................................  $ 352,108    $335,586
                                                              =========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings (note 8)............................     18,124      20,320
  Accounts payable..........................................     10,278      13,597
  Accrued liabilities.......................................      3,281       5,750
  Taxes payable.............................................      3,664         944
  Due to related parties (note 13(d)).......................      4,639       5,336
  Deferred revenues.........................................      2,869       3,128
  Customer deposits.........................................      4,271       3,070
  Other current liabilities.................................      6,270       1,312
                                                              ---------    --------
          Total current liabilities.........................     53,396      53,457
Long-term debt (note 9).....................................    151,814     133,516
Minority interest...........................................     22,021      21,382
Commitments and contingencies (note 14).....................
Shareholders' equity (notes 9 and 10):
  Preferred stock, par value $.01 per share.
  Authorized 100,000,000 shares; issued and outstanding
     446,884 shares.........................................          4           4
  Common stock, par value $.01 per share.
  Authorized 100,000,000 shares; issued and outstanding
     37,846,789 shares in 1998 and 33,324,290 shares in
     1997...................................................        378         333
Additional paid-in capital..................................    244,419     204,007
Accumulated deficit.........................................   (119,924)    (77,113)
                                                              ---------    --------
          Total shareholders' equity........................    124,877     127,231
                                                              ---------    --------
          Total liabilities and shareholders' equity........  $ 352,108    $335,586
                                                              =========    ========


          See accompanying notes to consolidated financial statements.

                       PLD TELEKOM INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


                                                           1998          1997          1996
                                                        -----------   -----------   -----------
Revenues:
Telecommunications (note 13(a)).......................  $   143,474   $   112,468   $    60,562
  Finance lease income................................        1,886         1,956         1,404
                                                        -----------   -----------   -----------
                                                            145,360       114,424        61,966
Direct costs..........................................       45,348        39,186        21,709
                                                        -----------   -----------   -----------
     Gross profit.....................................      100,012        75,238        40,257
                                                        -----------   -----------   -----------
Operating expenses:
  General and administrative..........................       57,672        38,716        24,791
  Depreciation........................................       14,745        10,433         5,226
  Amortization........................................       11,326         7,867         4,883
  Taxes other than income taxes.......................        6,321         6,204         2,490
                                                        -----------   -----------   -----------
          Total operating expenses....................       90,064        63,220        37,390
                                                        -----------   -----------   -----------
          Operating income............................        9,948        12,018         2,867
Other income/(expense):
  Share of loss from equity investments, after
     amortization of licenses of $0, $0, and $2,477,
     respectively.....................................         (958)         (537)       (2,692)
  Interest and other income...........................        2,384         3,614         4,859
  Interest expense....................................      (21,953)      (17,846)       (9,973)
  Amortization of deferred financing costs............       (1,779)       (1,152)         (684)
  Foreign exchange loss...............................       (5,322)         (274)         (648)
  Other expense (note 16).............................       (5,881)          749            --
                                                        -----------   -----------   -----------
       Loss before income taxes and minority
          interest....................................      (23,561)       (3,428)       (6,271)
Income taxes (note 11)................................        9,864         7,739         3,669
                                                        -----------   -----------   -----------
       Loss before minority interest..................      (33,425)      (11,167)       (9,940)
Minority interest.....................................        9,386         9,399         2,521
                                                        -----------   -----------   -----------
       Net loss.......................................  $   (42,811)  $   (20,566)  $   (12,461)
                                                        ===========   ===========   ===========
Net loss per common share:
  Basic...............................................  $     (1.21)  $     (0.64)  $     (0.39)
                                                        ===========   ===========   ===========
  Diluted.............................................  $     (1.21)  $     (0.64)  $     (0.39)
                                                        ===========   ===========   ===========
Weighted average common shares outstanding............   35,274,151    32,061,070    31,579,201
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

                       PLD TELEKOM INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)


                                                                1998       1997      1996
                                                              --------   --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(42,811)  $(20,566)  $(12,461)
  Adjustments to reconcile net loss to net cash provided
     by/(used in) operating activities:
     Depreciation and amortization..........................    27,850     19,452    10,793
     Accrued interest on senior discount notes..............    17,183     14,260     7,349
     Minority interest......................................     9,386      9,399     2,521
     Write-off of minority shareholder receivable...........     2,000         --        --
     Provision for finance lease receivable.................     3,203         --        --
     Write-down of asset....................................     2,000
     Gain on sale of SPMMTS.................................        --     (1,001)       --
     Deferred revenue.......................................      (259)     2,050      (898)
     Share of loss of equity investments....................       958        537     2,692
     Other..................................................       789         --       300
     Changes in operating assets and liabilities, net of
       effects of acquisitions:
       Decrease/(increase) in trade receivables.............     2,173     (6,550)   (2,478)
       Decrease/(increase) in other receivables and
          prepaids..........................................     4,009     (5,093)    1,827
       Increase in inventory................................    (1,350)      (962)     (392)
       Change in amounts due from or to related parties.....    (4,529)       386    (4,743)
       (Decrease)/increase in accounts payable, accrued
          liabilities, customer deposits, and other current
          liabilities.......................................      (683)    (1,119)   11,108
                                                              --------   --------   -------
          Net cash provided by operating activities.........    19,919     10,793    15,618
                                                              --------   --------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (39,538)   (38,990)  (43,201)
  Proceeds from sale of SPMMTS..............................        --     17,180        --
  Escrow funds..............................................    18,960      7,116   (40,984)
  Purchase of 30% investment in Technocom...................        --    (25,608)       --
  Teleport-TP finance lease and advances....................        --         --     3,916
  Cash paid for acquisition.................................      (500)        --        --
  Investments in Baltic Communications Limited, J.V.
     Technopark Limited and Teleport-TP, net of cash
     acquired...............................................        --         --    (7,515)
  Other investments.........................................        --        181      (140)
  Other assets..............................................       297       (747)     (267)
                                                              --------   --------   -------
          Net cash used in investing activities.............   (20,781)   (40,868)  (88,191)
                                                              --------   --------   -------



          See accompanying notes to consolidated financial statements.

                                                                1998       1997      1996
                                                              --------   --------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt borrowings/(repayments)...................  $ (4,900)  $(10,929)  $(6,550)
  Proceeds from issuance of 12% Revolving Credit Notes......        --     15,420        --
  Repayment of credit notes.................................    (2,000)        --        --
  Proceeds from issuance of 14% Senior Discount Notes.......        --         --    87,697
  Proceeds from issuance of 9% Convertible Subordinated
     Notes..................................................        --         --    26,500
  Long-term debt repayment..................................    (5,074)        --        --
  Deferred financing costs..................................        --         --    (9,224)
  Proceeds from issuance of common stock....................        --      1,739       991
  Cash dividends paid to minority shareholders..............    (3,000)    (1,000)       --
  Loans from shareholders...................................     3,500         --    (1,843)
  Related company advances..................................                   --        --
  Due to equipment supplier.................................        --         --        --
  Recapitalization of PeterStar.............................                1,427        --
  Other financing...........................................      (341)        --        --
                                                              --------   --------   -------
          Net cash (used in)/provided by financing
            activities......................................   (11,815)     6,657    97,571
                                                              --------   --------   -------
          (Decrease)/increase in cash and cash
            equivalents.....................................   (12,677)   (23,418)   24,998
Cash and cash equivalents at beginning of year..............    17,256     40,674    15,676
                                                              --------   --------   -------
Cash and cash equivalents at end of year....................  $  4,579   $ 17,256    40,674
                                                              ========   ========   =======
Supplementary disclosures:
  Non-cash investing and financing activities:
     Issuance of warrants...................................  $    449   $    423   $    --
                                                              ========   ========   =======
     Acquisition of equipment under capital lease...........  $  4,019   $     --   $    --
                                                              ========   ========   =======
     Issued shares for acquired businesses..................  $ 39,219   $     --   $    --
                                                              ========   ========   =======
     Supplier financing.....................................  $  7,037   $ 11,302   $    --
                                                              ========   ========   =======
     Issuance of common stock for a portion of purchase
       price of Technocom...................................  $     --   $  7,681   $    --
                                                              ========   ========   =======
Interest paid...............................................  $  5,574   $  3,381   $ 2,425
                                                              ========   ========   =======
Income taxes paid...........................................  $  6,690   $  7,424   $ 3,678
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

                       PLD TELEKOM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

(1) ORGANIZATION AND GOING CONCERN

  Business, Operations, Future Activities and Russian Business Environment


     The Company was previously incorporated under the laws of Ontario, Canada. Effective February 28, 1997, PLD Telekom Inc. ("PLD" or the "Company") was incorporated in the United States as a Delaware corporation. Through its majority-owned and controlled subsidiaries, the Company is a provider of local, long distance and international telecommunications services in the former Soviet Union.


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


     Interest cost incurred during the period of construction of property and equipment is capitalized. The interest cost capitalized in 1998 and 1997 amounted to and $1.3 million and $0.9 million, respectively.


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


     Effective September 30, 1998 the Company acquired an additional 11% interest in PeterStar by acquiring 100% of the shares of PLD Holdings Limited, a Bermuda company and the owner of that 11% interest, from News America Incorporated ("News") -- which had acquired the interest from Cable and Wireless plc. News is the owner, through an affiliate, of 38% of the Company's Common Stock. The acquisition was accounted for by the purchase method of accounting. The total consideration for the acquisition, including acquisition costs, was approximately $33.9 million (the Company issued 3,826,041 shares of its common stock with a market value of $8.73 per share) and was allocated to telecommunication licenses, goodwill and purchase of minority interests in the amounts $3.4 million, $24.7 million and $5.8 million, respectively. The goodwill will be amortized on a straight-line basis over 20 years and the telecommunication license will be amortized over its remaining term, which expires in 2004.


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


     On November 26, 1997, PLD acquired an additional 59 ordinary shares of Technocom increasing its ownership from 50.1% to 80.4%. The total consideration for the acquisition was $32.5 million, plus acquisition costs of approximately $840,000 and was allocated to telecommunications licenses, goodwill, and purchase of minority interest in the amounts of $16.0 million, $11.1 million, and $6.2 million, respectively. Approximately $24.8 million was paid in cash and the remainder in shares of PLD common stock (1,316,240 shares of common stock with a fair market value of $5.85 per share, which cannot be sold until the year
2000). The cash element of the transaction was funded with escrowed funds and with the proceeds from the Company's 12% Revolving Credit Notes (see note 8).

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


     These arrangements were restructured as follows. In the case of the holder of the 29 shares, while the date on which the put or call could be exercised did not change, the valuation procedure was eliminated and the "put and call" price for its interest was set at a fixed $17.5 million. In the case of the holder of the 10 shares, 2 of its remaining 10 ordinary shares were made subject to a new put and call arrangement which would come into effect in 1998, with the "put and call" price to be $1.0 million or, at the holder's option, that number of shares of common stock which results from dividing $1.0 million by the lower of $5.85 and the average closing price of such shares over the preceding 10 trading days. The remaining 8 ordinary shares continue to be subject to the existing put and call arrangements in 1999, except that the valuation will be made by the Company and the amount paid pursuant to the exercise of either the put or the call cannot exceed $9.6 million or be less than $6.7 million.



     Both of the other two shareholders of Technocom provide services to Technocom and PLD under management contracts with Technocom (see note 13(d)).


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
                                                              ========    ========


     Property and equipment at December 31, 1998 and 1997 includes telecommunications equipment with a cost of $17.6 million, $16.5 million, respectively which has been pledged under the terms of long-term installment purchase agreements (see note 9).

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
                                                              ======    ======



  (a) Equity Investment in BELCEL



     As discussed in note 3(g), the Company acquired a 50% interest in BELCEL, a mobile telephone business in Belarus, together with certain intercompany indebtedness, from Cable and Wireless plc. The Company acquired its 50% interest in BELCEL by acquiring all of the shares of CIBBV, a corporation organized under the laws of the Netherlands, which owned such 50% interest. BELCEL is accounted for using the equity method.


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

     Future minimum lease payments receivable from MTR-Sviaz, by year and in the aggregate, are as follows:

                                                                (IN THOUSANDS)
1999........................................................        $2,530
2000........................................................         1,704
2001........................................................           547
2002........................................................           547
2003........................................................           547
Thereafter..................................................         1,411
                                                                    ------
       Total minimum lease payments.........................         7,286
Amounts representing interest...............................        (3,667)
                                                                    ------
Present value of minimum lease payments.....................        $3,619
                                                                    ======

                       PLD TELEKOM INC. AND SUBSIDIARIES

  (c) Investment in St. Petersburg Intercity & International Telephone (SPMMTS)


     The Company held a 10.4% equity interest (13.9% voting interest) in SPMMTS, a privatized Russian company which operates the long distance and international gateway in St. Petersburg. In June 1997, the Company sold its investment in SPMMTS for proceeds of $17.2 million. A gain of $1.0 million is included within other expense in the consolidated statement of operations.


(6) OTHER ASSETS

     Other assets at December 31, 1998 and 1997 consist of the following:


                                                               1998       1997
                                                              -------    -------
                                                                (IN THOUSANDS)
Deferred financing costs, net of accumulated amortization of
  $3,615 and $1,836.........................................  $ 6,482    $ 7,811
Deferred charges............................................       --        861
Other.......................................................    3,463      4,384
                                                              -------    -------
                                                              $ 9,945    $13,056
                                                              =======    =======


(7) CASH AND CASH EQUIVALENTS

     The Company's cash and cash equivalents at December 31, 1998 and 1997 consist of the following:

                                                               1998       1997
                                                              -------    -------
                                                                (IN THOUSANDS)
Cash and cash equivalents on deposit:
  In Russia and Kazakhstan..................................  $ 3,468    $ 7,611
  Outside Russia and Kazakhstan.............................    1,111      9,645
                                                              -------    -------
                                                              $ 4,579    $17,256
                                                              =======    =======

(8) SHORT-TERM BORROWINGS

     The Company's short-term borrowings at December 31, 1998 and 1997 consist of the following:

                                                               1998       1997
                                                              -------    -------
                                                                (IN THOUSANDS)
12% Revolving Credit Notes(a)...............................  $13,420    $15,420
Notes payable(b)............................................    4,704      4,000
Bank loan facility(c).......................................       --        900
                                                              -------    -------
                                                              $18,124    $20,320
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

                       PLD TELEKOM INC. AND SUBSIDIARIES

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

     On the basis that the Travelers Parties have only reserved their rights in relation to the Default Warrants and the reset of the exercise price of the Travelers Warrants and the Additional Warrants, the Company has taken the position that: (i) the Default Warrants need not be recognized since they have not been issued; and (ii) revaluation of the Travelers Warrants and Additional Warrants to reflect an exercise price of $0.01 per share is not required.

                       PLD TELEKOM INC. AND SUBSIDIARIES

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

                       PLD TELEKOM INC. AND SUBSIDIARIES

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


     The Senior Notes and the Convertible Notes were issued under the terms of Indentures dated May 31, 1996. Pursuant to the Indentures, the Company has pledged its investments in NWE Cyprus (which holds the Company's interests in WTC and Yellow Pages, together with a 60% interest in PeterStar), WTC (which holds the Company's interest in ALTEL), BCL, a wholly-owned special purpose leasing subsidiary

                       PLD TELEKOM INC. AND SUBSIDIARIES
incorporated in Cyprus, a wholly-owned special purpose subsidiary incorporated in Delaware (since mid-1998), and the Company's investment in preferred stock of Technocom. In addition, each of these subsidiaries (except Technocom) have guaranteed the Senior Notes and the Convertible Notes.

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

                       PLD TELEKOM INC. AND SUBSIDIARIES

  (b) Supplier Financing and Obligation Under Capital Lease


     Amounts payable under the terms of the supplier financing and capital lease arrangements are as follows (see note 4):


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


     The current portions of supplier financing and obligations under capital lease at December 31, 1998 are included under current liabilities.


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

(11) INCOME TAXES

     The geographic components of loss before income taxes and minority interest are as follows:


                                                       1998        1997        1996
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
United States......................................  $(42,187)   $(35,163)   $     --
Canada.............................................        --          --     (20,829)
Russia and Kazakhstan..............................    18,144      31,735      14,558
Other..............................................       482          --          --
                                                     --------    --------    --------
                                                     $(23,561)   $ (3,428)   $ (6,271)
                                                     ========    ========    ========

                       PLD TELEKOM INC. AND SUBSIDIARIES

     The provision for income taxes, which relates substantially to current income taxes in the Company's Russian and Kazakh businesses, differs from the United States (34% -- February 28, 1997 to December 31, 1997 and 35% in 1998) and Canadian (44% -- January 1, 1995 to February 27, 1997) Federal and state/provincial statutory tax rates as follows:


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
                                                      =======    ========    ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                                                                1998        1997
                                                              --------    --------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Share issue costs.........................................  $     --    $     --
  Operating loss carryforwards..............................    24,368       8,929
  Capital loss carryforwards................................        --          --
  Basis in assets...........................................       920          --
  Other.....................................................        82          --
  Expenses not yet deducted for Russian and Kazakh tax
     purposes...............................................    19,736      18,646
                                                              --------    --------
                                                                45,106      27,575
Less: valuation allowance...................................   (30,008)     (8,246)
                                                              --------    --------
     Net deferred tax assets................................    15,098      19,329
                                                              --------    --------
Deferred tax liabilities:
  Debt issue costs..........................................        --      (1,160)
  Expenses not currently deducted for book purposes.........   (14,622)       (705)
  Tax on revenues not yet realized for Russian tax
     purposes...............................................       (31)    (17,464)
  Fixed assets, principally due to difference in
     depreciation...........................................      (476)         --
                                                              --------    --------
     Deferred tax liabilities...............................   (15,129)    (19,329)
                                                              --------    --------
                                                              $    (31)   $     --
                                                              ========    ========


     At December 31, 1998 and 1997, the Company had operating loss carryforwards for United States (U.S.) federal income tax purposes of approximately $56.2 million and $24.1 million, respectively. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets

                       PLD TELEKOM INC. AND SUBSIDIARIES
is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning in making these assessments. As a result of various sales of company stock and issuances of new stock, a change in ownership for Federal income tax purposes may have occurred. This would subject the future use of the Company's Federal net operating loss to an annual limitation.

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

     The Company applies APB Opinion No. 25 in accounting for its Plan and, recognizes compensation expense related to stock option grants only when the fair market value of the related stock exceeds the exercise

                       PLD TELEKOM INC. AND SUBSIDIARIES
price on the date of grant. Had the Company determined compensation cost based on the fair value at the date of grant for its stock options under SFAS 123, the Company's loss would have been increased to $44.9 million ($1.27 per share), $22.9 million ($0.71 per share) and $13.6 million ($0.43 per share) for the years ended December 31, 1998, 1997 and 1996, respectively. The pro forma loss for the year reflects only options granted since January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma loss for the year because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.


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
                                                          ==========            =====


     At December 31, 1997 and 1996, the number of options exercisable was 1,395,331 and 382,500 and the weighted-average exercise price of those options was $6.67 and $7.92, respectively.


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


     During 1998, PeterStar entered into a series of agreements with an indirect minority shareholder under which PeterStar exchanged telecommunications equipment for telecommunications and other facility infrastructures. The total value of equipment exchanged during 1998 is $2.6 million. The infrastructure received under this exchange has been valued at the same amount. As a result of this arrangement PeterStar will be the sole provider of telecommunications services to one of the districts of St. Petersburg.


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


     (c) Amounts due from related parties at December 31, 1998 include $4.7 million principal and interest due from MTR-Sviaz in relation to a finance lease (see note 5(b)), $2.6 million due from a minority shareholder of PeterStar under short- and long-term loans, and $2.9 million due from a company controlled by a minority shareholder of Technocom for telecommunications services.



     Amounts due from related parties at December 31, 1997 include $2.5 million principal and interest due from MTR-Sviaz in relation to a finance lease (see note 5(b)), $1.6 million and $3.0 million due from a minority shareholder of PeterStar under short- and long-term loans, respectively, and $2.2 million due from a company controlled by a minority shareholder of Technocom for telecommunications services.


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


     (i) See also notes 3(a), (c), (d), (e), (g), 5(b) and 8(b).


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

                       PLD TELEKOM INC. AND SUBSIDIARIES

  (d) Transponder Capacity

     Teleport-TP currently utilizes capacity on three Intelsat satellites for the provision of its international and domestic long distance services, pursuant to rolling fifteen year contracts with Intelsat. These agreements require quarterly payments of $1.3 million for the remainder of their terms.

  (e) Management Services


     On January 1, 1998, ALTEL entered into an agreement with its other shareholder, by which the shareholder would provide certain consulting services, management support services and personnel expertise. Payments under this agreement are 300,000 tenge per month ($3,580 at the December 31, 1998 exchange rate) plus 1% of monthly gross revenues. The contract is for a one year term, automatically renewable for successive one year periods unless terminated by either party.


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
                                                              ------


     Rent expense for the years ended December 31, 1998, 1997 and 1996 was $0.8 million, $0.6 million and $0.4 million, respectively.


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

                       PLD TELEKOM INC. AND SUBSIDIARIES

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

(16) OTHER EXPENSE


     At the end of 1998, as a result of the economic conditions in Russia, the Company re-evaluated certain assets. As a result, the Company: (a) determined that $1.7 million of costs relating to transactions the Company no longer intends to pursue, should be written off; and (b) recorded a $2.0 million valuation allowance related to a receivable from the minority shareholder of PeterStar. Such receivable arose in the 1997 recapitalization of PeterStar (see note 13(g)), at which time the Company advanced the minority shareholder the funds for its pro rata contribution. In addition, during February 1999 the Company entered into a transaction whereby it exchanged its ownership interest in a company whose sole asset was a cargo ship, with a carrying value of $3.0 million, for a 37% interest in an entity that is developing a telemedicine business in the former Soviet Union. The Company has determined that the ownership interest has a fair value of approximately $1.0 million and, as a result, has written down the carrying value of the asset exchanged to that amount.


(17) CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of selected quarterly financial data for the years ended December 31, 1998 and 1997:


                                                       1998 QUARTERS ENDED
                                       ---------------------------------------------------
                                       MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31
                                       --------    --------    ------------    -----------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenues...................  $35,166     $ 39,240      $ 37,583       $ 33,371
Operating income.....................    7,199        5,922         1,366         (4,539)
Interest and other income............      871          946           298            269
Interest expense.....................   (5,190)      (5,359)       (5,714)        (5,690)
Income taxes.........................    2,997        2,174         2,490          2,203
Minority interest....................    3,665        3,869         1,203            649
Net loss for the period..............   (4,509)      (5,358)      (11,934)       (21,010)
                                       =======     ========      ========       ========
Net loss per common share............  $ (0.14)    $  (0.16)     $  (0.33)      $  (0.56)
                                       =======     ========      ========       ========


     Adjustments recorded in the fourth quarter of 1998, resulting principally from the economic condition in Russia, are described in Note 16.

                       PLD TELEKOM INC. AND SUBSIDIARIES

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


     The Company's main financial criteria for assessing the importance and performance of its segments are by reference to revenues, earnings/(loss) before income taxes and minority interest, and total assets.

                       PLD TELEKOM INC. AND SUBSIDIARIES

     A summary of the Company's operations by geographic region is as follows:


                                                       1998        1997        1996
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Revenues:
  Russia...........................................  $105,527    $ 84,412    $ 42,661
  Kazakhstan.......................................    39,548      30,012      19,305
  Other............................................       285           0           0
                                                     --------    --------    --------
          Total revenues...........................  $145,360    $114,424    $ 61,966
                                                     ========    ========    ========
Earnings/(loss) before income taxes and minority
  interest:
  Russia...........................................  $  5,054    $ 21,603    $  9,615
  Kazakhstan.......................................    13,090      10,132       4,943
  North America....................................   (42,187)    (35,163)    (20,829)
  Other............................................       482           0           0
                                                     --------    --------    --------
          Total earnings/(loss) before income taxes
            and minority interest..................  $(23,561)   $ (3,428)   $ (6,271)
                                                     ========    ========    ========
Total assets:
  Russia...........................................  $249,658    $216,107
  Kazakhstan.......................................    59,008      58,249
  North America....................................    38,793      61,230
  Other............................................     4,649           0
                                                     --------    --------
          Total assets.............................  $352,108    $335,586
                                                     ========    ========

                       PLD TELEKOM INC. AND SUBSIDIARIES

     A summary of the Company's operations by segment is as follows:


                                                       1998        1997        1996
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Revenues:
  PeterStar........................................  $ 72,371    $ 54,536    $ 32,542
  Technocom........................................    22,180      20,980       4,706
  ALTEL............................................    39,548      30,012      19,305
  BCL..............................................     9,854       7,602       5,304
  Other............................................     1,407       1,294         109
                                                     --------    --------    --------
          Total revenues...........................  $145,360    $114,424    $ 61,966
                                                     ========    ========    ========
Earnings/(loss) before income taxes and minority
  interest:
  PeterStar........................................  $ 21,401    $ 25,739    $  8,846
  Technocom........................................   (16,420)     (4,831)       (152)
  ALTEL............................................    13,090      10,132       4,943
  BCL..............................................       395       1,191       1,031
  Corporate........................................   (42,982)    (35,673)    (20,971)
  Other............................................       955          14          32
                                                     --------    --------    --------
          Total earnings/(loss) before income taxes
            and minority interest..................  $(23,561)   $ (3,428)   $ (6,271)
                                                     ========    ========    ========
Total assets:
  PeterStar........................................  $132,814    $ 89,196
  Technocom........................................   106,055     117,987
  ALTEL............................................    59,008      58,249
  BCL..............................................     6,883       6,723
  Corporate........................................    36,491      61,467
  Other............................................    10,857       1,964
                                                     --------    --------
          Total assets.............................  $352,108    $335,586
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

                          INDEPENDENT AUDITORS' REPORT

Shareholder and Board of Directors of
Baltic Communications Limited:


     We have audited the accompanying balance sheets of Baltic Communications Limited as of December 31, 1998 and 1997, and the related statements of operations and retained earnings and cash flows for the years ended December 31, 1998 and 1997 and the nine months ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baltic Communications Limited as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 and the nine months ended December 31, 1996 in conformity with accounting principles generally accepted in the United States.


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


     On April, 1 1996 PLD Telekom Inc. ("PLD" or the "Parent") purchased 100% of the common shares of the Company for a net purchase price of $2,183,000. Such purchase price was allocated to the assets and liabilities of the Company as follows:


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

                          NWE CAPITAL (CYPRUS) LIMITED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM                                                          PAGE
----                                                          ----
Independent auditors' report................................  F-49
Consolidated balance sheets as of December 31, 1998 and
  1997......................................................  F-50
Consolidated statements of operations for the years ended
  December 31, 1998, 1997 and 1996..........................  F-51
Consolidated statements of cash flows for the years ended
  December 31, 1998, 1997 and 1996..........................  F-52
Consolidated statements of shareholder's equity for the
  years ended December 31, 1998, 1997 and 1996..............  F-53
Notes to consolidated financial statements..................  F-54

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

                           NWE CAPITAL (CYPRUS) LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                         (IN THOUSANDS OF U.S. DOLLARS)


                                                               1998        1997       1996
                                                              -------    --------    -------
Cash flows from operating activities:
  Net income................................................  $ 7,970      11,709      2,984
  Adjustments to reconcile net income to net cash provided
     by/(used in) operating activities:
     Depreciation and amortization..........................   15,202      12,130      9,642
     Minority interest......................................   11,721      12,336      2,615
     Settlement with minority shareholders (note 11)........       --      (5,339)        --
     Other..................................................    2,000         133          9
     Customer deposits and advances.........................    1,131       3,284        103
     Changes in working capital (note 14)...................     (332)    (10,047)      (331)
                                                              -------    --------    -------
       Net cash provided by operating activities............   37,692      24,206     15,022
                                                              -------    --------    -------
Cash flows from investing activities:
  Capital expenditures......................................  (32,056)    (19,367)   (20,652)
  Other assets..............................................     (130)         89        (58)
                                                              -------    --------    -------
          Net cash used in investing activities.............  (32,186)    (19,278)   (20,710)
                                                              -------    --------    -------
Cash flows from financing activities:
  Bank indebtedness.........................................     (900)        900         --
  Long-term debt............................................   (2,558)         --      6,247
  Advances from other group companies.......................   (4,081)     (3,591)     1,729
  Recapitalisation of PeterStar.............................       --       1,427         --
  Dividends paid............................................   (3,000)     (1,000)        --
                                                              -------    --------    -------
          Net cash (used in)/provided by financing
            activities......................................  (10,539)     (2,264)     7,976
                                                              -------    --------    -------
          (Decrease)/increase in cash and cash
            equivalents.....................................   (5,033)      2,664      2,288
  Cash and cash equivalents at beginning of year............    7,849       5,185      2,897
                                                              -------    --------    -------
  Cash and cash equivalents at end of year..................  $ 2,816       7,849      5,185
                                                              =======    ========    =======
Supplementary disclosures:
Non-cash investing and financing activities:
  Purchase of equipment with PLD advances and under
     long-term contracts....................................  $ 5,833      10,641      1,597
                                                              =======    ========    =======
  Recapitalisation of PeterStar (note 4)....................  $    --       4,012         --
                                                              =======    ========    =======
Interest paid...............................................  $ 1,685         728         --
                                                              =======    ========    =======
Income taxes paid...........................................  $10,133       6,924      3,999
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

                           NWE CAPITAL (CYPRUS) LTD.

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


     As a result of the significant devaluation of the rouble during the latter part of 1998 the Company's subsidiary PeterStar has suffered foreign exchange losses of approximately $2.9 million. The corresponding loss in 1997 was approximately $0.7 million and in 1996 was approximately $0.7 million. The major portion of the loss in 1998 relates to a period in August/September 1998, when it was difficult to convert roubles into other currencies.


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


     Telecommunications license amortization expense is based upon the cost of the licenses. Amortization expense is calculated on a straight-line basis over the terms of the licenses including the portion of the Parent's investment in the Company which has been allocated to telecommunications licenses and pushed down into the Company's consolidated financial statements.


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

(4)  OTHER RECEIVABLES


     During 1997, a $13.6 million receivable by PLD from PeterStar was assigned to the Company. This amount was subsequently repaid by PeterStar with proceeds from a share issue. $4.0 million was advanced to a minority shareholder of PeterStar so that it could participate in the share issue. $4.0 million of the assigned amount is outstanding at December 31, 1998, all of which is classified as long-term (1997: $4.0 million, of which $3.0 million was classified as long-term and $1.0 million was classified as short-term). At the end of 1998, as a result of the economic conditions in Russia, the Company recorded a $2.0 million valuation allowance against the $4.0 million receivable.


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
                                                              ========    =======


     Property and equipment includes telecommunications equipment with a cost of $30.0 million (1997: $16.5 million) which has been pledged under the terms of long-term instalment agreements and $0 (1997: $6.6 million) which has been acquired under capital lease (notes 9 and 10).


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
                                                              ======    ======

(8)  BANK INDEBTEDNESS


     At December 31, 1998, the Company had no bank indebtedness. In December 1997, PeterStar entered into a $2.0 million, one-year loan facility with BNP Dresdner Bank for the purchase of telecommunications equipment. Interest was charged on borrowed amounts at three-month LIBOR plus 2.5% per annum. The amounts drawn on the loan facility at December 31, 1997 were $0.9 million. The bank indebtedness was guaranteed by PLD.

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


     In September 1996, PeterStar entered into a capital lease for switching equipment. The lessor of the equipment was PLD Asset Leasing Limited (PLDAL), a Cypriot company and a wholly owned subsidiary of PLD. During the first six months of 1998, PeterStar entered into three additional leases, with PLD as the lessor. On June 25, 1998, the interests in all of these leases were transferred to PLD Capital Asset (U.S.) Inc. (PLDCA), a United States company, which is also wholly owned by PLD. The three additional leases entered into during 1998 resulted in approximately $2.1 million of equipment acquired under capital leases and a capital lease liability of an equal amount. At the date of transfer, the net liability under capital leases amounted to approximately $1.8 million. On the date of transfer, the capital leases were restructured as installment purchase agreements with substantially the same payment terms. Additionally, during 1998, PeterStar entered into an additional installment purchase agreement with PLDCA for approximately $1.1 million of equipment. All installment purchase agreements carry interest rates ranging from 8% to 10%.

                           NWE CAPITAL (CYPRUS) LTD.

     Future payments due under these installment purchase agreements, including interest, are as follows:


1999........................................................  $ 6,220
2000........................................................    2,623
2001........................................................    2,338
2002........................................................      350
                                                              -------
          Total payments....................................   11,531
Less: amount representing interest..........................    2,436
                                                              -------
Principal amounts due.......................................    9,095
Add: accrued interest at December 31, 1998..................    1,119
                                                              -------
          Total due to PLDCA................................  $10,214
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

(12)  COMMON STOCK


     At December 31, 1998 and 1997 the authorised capital stock of the Company consists of 3,246,174 common shares with par value of CY (pound) 1 per share. 3,246,174 shares are issued and outstanding as of December 31, 1998 and 1997.


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

                           NWE CAPITAL (CYPRUS) LTD.

(13)  INCOME TAXES

     PeterStar and ALTEL are subject to income tax at statutory rates of 33% and 30%, respectively. The provision for income taxes, which relates substantially to current income taxes in PeterStar and ALTEL, differs from the U.S. federal and state statutory tax rates as follows (in thousands of U.S. dollars):


                                                           1998       1997      1996
                                                          -------    ------    ------
Provision for income taxes at statutory rates...........  $10,391    10,828     3,134
Add/(deduct) the tax effect of:
  Exchange differences..................................   (7,661)       --        --
  Difference in rate....................................     (979)       58       692
  Foreign withholding taxes.............................      450        --        --
  Other.................................................      (96)       --        --
  Non-deductible amortization of licenses and
     goodwill...........................................    1,835       633       626
  Other non-deductible expenses.........................    4,075     1,045     1,348
  Concessions on capital expenditures...................     (726)   (3,775)   (2,292)
  Change in valuation allowance related to deferred tax
     assets.............................................    2,708    (1,896)     (152)
                                                          -------    ------    ------
          Provision for income tax......................  $ 9,997     6,893     3,356
                                                          =======    ======    ======


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows (in thousands of U.S. dollars):


                                                               1998       1997
                                                              -------    ------
Deferred tax assets:
  Expenses not yet deducted for Russian and Kazakh tax
     purposes...............................................  $ 3,571       863
Less: valuation allowance...................................   (3,571)     (863)
                                                              -------    ------
                                                              $    --        --
                                                              =======    ======


     As a result of the rapid change in the regulatory environment and uncertainty surrounding the Russian and Kazakh tax regimes, the Company has provided a valuation allowance against deferred tax assets.

                           NWE CAPITAL (CYPRUS) LTD.

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


     (d) Direct costs for the years ended December 31, 1998, 1997 and 1996 include $4.4 million, $4.2 million and $3.3 million, respectively, paid to KT in relation to the carriage of traffic over the public telephone network. Balances outstanding of $0.5 million, $0.8 million and $0.2 million as of December 31, 1998, 1997 and 1996, respectively, in relation to these charges, are included in due to related parties.



     (e) PeterStar entered into a capital lease with a wholly-owned subsidiary of PLD in 1996 (see note 10).


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

                           NWE CAPITAL (CYPRUS) LTD.

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


     (n) During 1998, PeterStar entered into three year (1997: three to five year) instalment purchase agreements with wholly-owned subsidiaries of PLD for telecommunications equipment. The total contract value was $1.9 million (1997: $2.3 million) (note 10).


     (o) During 1997, the Company forgave certain amounts due to it from PeterStar, resulting in a loss to the Company of $5.4 million (note
          11).

(16)  COMMITMENTS AND CONTINGENCIES

  (a) Purchase Commitments

     At December 31, 1998 PeterStar has commitments of approximately $3.4 million under long-term instalment purchase agreements. All commitments relate to acquisition of the undelivered portion of telecommunications equipment from suppliers as outlined in note 9. The related contracts provide for financing of the amounts over approximately five years.

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

                           NWE CAPITAL (CYPRUS) LTD.

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

                           NWE CAPITAL (CYPRUS) LTD.

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

                           PLD ASSET LEASING LIMITED

                              FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                    CONTENTS

                                                              PAGE
                                                              ----
Independent auditors' report................................  F-69
Balance sheet...............................................  F-70
Statements of operations....................................  F-71
Statements of cash flows....................................  F-72
Notes to the financial statements...........................  F-73

                          INDEPENDENT AUDITORS' REPORT


SHAREHOLDER AND BOARD OF DIRECTORS


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

                                          MOORE STEPHENS
                                          CHARTERED ACCOUNTANTS

Nicosia, Cyprus
May 20, 1998

                           PLD ASSET LEASING LIMITED

                                 BALANCE SHEETS
                               AS AT DECEMBER 31
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                              NOTE      1997         1996
                                                              ----    ---------    ---------
ASSETS
  CURRENT:
     Cash...................................................             10,482       10,490
     Lease payments receivable-interest.....................   5        782,849            0
     Lease payments receivable-principal....................   5      2,117,954      977,151
                                                                      ---------    ---------
                                                                      2,911,285      987,641
  NON CURRENT:
     Lease payments receivable-principal....................   5      4,483,483    5,624,287
                                                                      ---------    ---------
                                                                      7,394,768    6,611,928
                                                                      =========    =========
LIABILITIES & SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES:
     Accounts payable.......................................   6              0    2,065,420
     Taxation payable.......................................             35,739            0
     Accrued liabilities....................................   3          8,281        5,667
     Due to PLD Telekom Inc.................................          6,638,607    4,571,121
                                                                      ---------    ---------
                                                                      6,682,627    6,642,208
SHAREHOLDER'S EQUITY
  CAPITAL STOCK:
     Share capital -- 1,900,000 shares authorized at Cy Pds
       1 per share..........................................   4          2,140        2,140
                                                                      =========    =========
                                                                          2,140        2,140
Surplus/(deficit)...........................................            710,001      (32,420)
                                                                      ---------    ---------
                                                                        712,141      (30,280)
                                                                      ---------    ---------
                                                                      7,394,768    6,611,928
                                                                      =========    =========


             The notes on pages F-73 and F-74 form an integral part

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
                                                              =========    =========


             The notes on pages F-73 and F-74 form an integral part

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
                                                              ==========    ==========


             The notes on pages F-73 and F-74 form an integral part

                         of these financial statements

                           PLD ASSET LEASING LIMITED

                       NOTES TO THE FINANCIAL STATEMENTS
                               DECEMBER 31, 1997
                      (EXPRESSED IN UNITED STATES DOLLARS)

1.  ACTIVITIES


     The Company has entered into a lease agreement at the end of 1996 to provide telecommunications equipment to a Russian Company.


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

                     The above notes form an integral part
                         of these financial statements

                         PLD CAPITAL ASSET (U.S.) INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent auditors' report................................   F-76
Balance sheet as of December 31, 1998.......................   F-77
Statement of operations for the period ended December 31,
  1998......................................................   F-78
Statement of shareholder's equity for the period ended
  December 31, 1998.........................................   F-79
Statement of cash flows for the period ended December 31,
  1998......................................................   F-80
Notes to financial statements...............................   F-81

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


     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 9(a) to the financial statements, the Company's parent, PLD Telekom Inc. (PLD) does not presently have sufficient funds on hand to meet its current debt obligations. PLD's failure to make payment in full when required could result in a cross-default under and acceleration of other debt obligations for which the Company is a guarantor. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

                         PLD CAPITAL ASSET (U.S.) INC.

                            STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1998
                          (THOUSANDS OF U.S. DOLLARS)


                                                               1998
                                                              -------
Cash provided by/(used in):
  Operations:
     Net income.............................................  $   566
     Non-cash items:
       Increase in deposits.................................     (228)
       Increase in assets held for resale...................   (3,949)
       Change in due from or due to related parties.........    2,205
       Increase in accounts payable and accrued
        liabilities.........................................    1,934
                                                              -------
                                                                  528
  Investing:
     Escrow.................................................     (528)
                                                              -------
                                                                 (528)
                                                              -------
Increase /(decrease) in cash and cash equivalents...........        0
Cash and cash equivalents, beginning of period..............       10
                                                              -------
Cash and cash equivalents, end of period....................  $    10
                                                              =======


                See accompanying notes to financial statements.

                         PLD CAPITAL ASSET (U.S.) INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

(1)  BUSINESS AND OPERATIONS


     PLD Capital Asset (U.S.) Inc. ("PLDCA" or "the Company") was incorporated on April 17, 1998 under the laws of the State of Delaware and is a wholly-owned subsidiary of PLD Telekom Inc. ("PLD" or the "Parent"). The Company was formed as a special purpose subsidiary to enter into installment sales agreements in respect of certain telecommunications equipment required by PLD's operating subsidiaries located in the Commonwealth of Independent States ("C.I.S."). During 1998, PLDCA assumed the assets, liabilities and business of PLD Asset Leasing Limited (PLDAL). PLDCA has recorded such assets and liabilities at the historical cost of PLDAL and has reflected the results of operations of PLDAL from January 1, 1998 until June 30, 1998, the date of transfer, since the entities were under common control. PLDAL is a Cypriot company wholly owned by the Parent, which existed to enter into lease agreements with related companies. PLDAL is presently inactive and it is the intention of the Parent to dissolve PLDAL.



     Upon assumption of PLDAL's business, the lease previously entered into with a related company was restructured to be an installment sale.



     Additionally during 1998, PLD transferred installment sales agreements with a combined carrying value of $1,824,000 it had previously entered into with related companies to PLDCA. The Company has recorded these assets at the historical cost of PLD and has recorded an intercompany liability to PLD at the same amount.



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

                         PLD CAPITAL ASSET (U.S.) INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

to be commissioned. At December 31, 1998, a total of $3,949,000 in equipment had yet to be accepted or put into service by PLD subsidiaries.

(6)  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     A total of $1,948,000 was owed to suppliers by the Company at December 31, 1998 relating to telecommunications equipment yet to be delivered to and/or accepted by PLD subsidiaries.

(7)  COMMON STOCK


     At December 31, 1998, the authorized capital stock of the Company consisted of 1,000 shares of Common Stock with a par value of $0.01 per share, all of which were issued and outstanding.


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


     As of December 31, 1998, $217,000 of tax-related balances owed to PLD is included under "due to related parties."


(9)  COMMITMENTS AND CONTINGENCIES


     (a) In June 1996, PLD issued senior discount notes and convertible subordinated notes with an aggregate principal amount of $149.5 million. The Company is a guarantor of the debt under the terms of the related indentures.


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

                         PLD CAPITAL ASSET (U.S.) INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

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

                               TECHNOCOM LIMITED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM                                                          PAGE
----                                                          ----
Independent auditors' report................................  F-86
Consolidated balance sheets as of December 31, 1998 and
  1997......................................................  F-87
Consolidated statements of operations for the years ended
  December 31, 1998, 1997 and 1996..........................  F-88
Consolidated statements of shareholders' equity for the
  years ended December 31, 1998, 1997 and 1996..............  F-89
Consolidated statements of cash flows for the years ended
  December 31, 1998, 1997 and 1996..........................  F-90
Notes to consolidated financial statements..................  F-91

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

                                          KPMG
                                          Chartered Accountants

Dublin, Ireland
March 30, 1999

                       TECHNOCOM LIMITED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997
                      (THOUSANDS OF UNITED STATES DOLLARS)

                                                               1998       1997
                                                                US$        US$
                                                              -------    -------
                                     ASSETS
CURRENT ASSETS:
  Cash and term deposits (note 4)...........................      390      4,671
  Trade receivables, net of allowance of $630
     (1997 -- $220).........................................    2,394      2,942
  Other receivables.........................................    1,880      2,806
  Due from related parties (note 12)........................    8,162      5,591
                                                              -------    -------
          TOTAL CURRENT ASSETS..............................   12,826     16,010
Property and equipment, net (note 5)........................   48,408     50,656
Telecommunications licenses, net (note 6)...................   31,904     36,632
Goodwill, net (note 7)......................................   10,572     11,129
Due from related parties (note 12)..........................    1,752      2,253
Other investments and assets, net (note 8)..................      593      1,307
                                                              -------    -------
          TOTAL ASSETS......................................  106,055    117,987
                                                              =======    =======
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................    2,915      6,331
  Accrued liabilities.......................................      757      1,590
  Due to related parties (note 12)..........................   21,621     21,867
  Deferred taxes (note 11)..................................       --        549
  Taxes payable.............................................    3,571         --
  Supplier financing (note 9)...............................      759      1,905
                                                              -------    -------
          TOTAL CURRENT LIABILITIES.........................   29,623     32,242
Other liabilities...........................................       --        337
Due to related parties (note 12)............................    8,000        336
Supplier financing (note 9).................................    2,068      3,327
SHAREHOLDERS' EQUITY (note 10)
  Share capital.............................................        1          1
  Share premium.............................................   40,390     40,390
  Additional paid-in capital................................   46,439     45,756
  Retained deficit..........................................  (20,466)    (4,402)
                                                              -------    -------
          TOTAL SHAREHOLDERS' EQUITY........................   66,364     81,745
                                                              -------    -------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........  106,055    117,987
                                                              =======    =======

        See accompanying notes to the consolidated financial statements

                       TECHNOCOM LIMITED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                      (THOUSANDS OF UNITED STATES DOLLARS)


                                                               1998       1997     1996
                                                              -------    ------    -----
                                                                US$       US$       US$
REVENUES:
     Telecommunications.....................................   20,506    19,024    3,302
     Finance lease income...................................    1,674     1,956    1,404
                                                              -------    ------    -----
          TOTAL REVENUES....................................   22,180    20,980    4,706
DIRECT COSTS................................................   11,156    13,034    2,487
                                                              -------    ------    -----
GROSS PROFIT................................................   11,024     7,946    2,219
OPERATING EXPENSES:
     General and administrative.............................   14,856     8,739    2,383
     Depreciation...........................................    3,665     2,561      138
     Amortization...........................................    5,968       281       10
     Other expenses and taxes...............................       --        --      125
                                                              -------    ------    -----
          TOTAL OPERATING EXPENSES..........................   24,489    11,581    2,656
OPERATING LOSS..............................................  (13,465)   (3,635)    (437)
OTHER INCOME/(EXPENSES):
     Share of losses of equity investments (note 3).........     (604)     (677)    (359)
     Interest income........................................      151       607    1,233
     Interest expense.......................................     (242)   (1,126)    (589)
     Other expense..........................................     (790)       --       --
     Foreign exchange loss..................................   (1,470)       --       --
                                                              -------    ------    -----
LOSS BEFORE TAXATION AND MINORITY INTEREST..................  (16,420)   (4,831)    (152)
Income taxes (note 11)......................................      356      (273)    (104)
                                                              -------    ------    -----
Loss before minority interest...............................  (16,064)   (5,104)    (256)
Minority interest...........................................       --       638      (19)
                                                              -------    ------    -----
NET LOSS....................................................  (16,064)   (4,466)    (275)
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
                                                              =======    ======    ======

        See accompanying notes to the consolidated financial statements

                       TECHNOCOM LIMITED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                      (THOUSANDS OF UNITED STATES DOLLARS)


                                                               1998       1997       1996
                                                              -------    -------    -------
                                                                US$        US$        US$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  (16,064)    (4,466)      (275)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Provision for loss on lease receivable....................    3,203         --         --
  Depreciation and amortisation.............................    9,633      2,842        148
  Share of loss of equity investments.......................      604        677        359
  Minority interest.........................................       --       (638)        19
  Other.....................................................      200        337         --
Changes in operating assets and liabilities:
  Increase/(decrease) in trade receivables..................      548      1,019       (270)
  Increase/(decrease) in other receivables..................      422     (2,263)     2,455
  Changes in due from/to related parties....................     (585)    (2,440)     2,052
  (Decrease)/increase in accounts payable...................     (199)     3,104        (29)
  (Decrease)/increase in accrued liabilities................     (833)    (1,713)     3,440
                                                              -------    -------    -------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................   (3,071)    (3,541)     7,899
CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease)/increase in bank indebtedness....................   (2,516)   (15,829)     7,951
Related party financing.....................................    7,842     12,886      4,757
Proceeds from issuance of preferred shares..................       --         --     20,000
                                                              -------    -------    -------
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES.........    5,326     (2,943)    32,708
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................   (5,793)   (16,567)   (20,766)
Investment in Technopark, net of cash acquired..............       --         --     (2,866)
Investment in Teleport, net of cash acquired................       --         --     (2,133)
Other investments and assets................................     (743)      (275)       491
                                                              -------    -------    -------
NET CASH USED IN INVESTING ACTIVITIES.......................   (6,536)   (16,842)   (25,274)
                                                              -------    -------    -------
(Decrease)/increase in cash.................................   (4,281)   (23,326)    15,333
Cash at beginning of year...................................    4,671     27,997     12,664
                                                              -------    -------    -------
Cash at end of year.........................................      390      4,671     27,997
                                                              =======    =======    =======
SUPPLEMENTAL DISCLOSURES
  Non-cash financing activity: supplier financing...........       --      3,327         --
                                                              =======    =======    =======
Income taxes paid...........................................       --         --        238
                                                              =======    =======    =======
Interest paid...............................................      211      1,126        589
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


     Telecommunications license amortization expense is based upon the cost of the licenses. Amortization expense is calculated on a straight-line basis over the terms of the licenses including the portion of the Parent's investment in the terms of the licenses including the portion of the Parent's investment in the Company which has been allocated to telecommunications licenses and pushed down into the Company's consolidated financial statements.


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

  (a) Teleport


     Teleport is a Russian joint stock company which holds four principal operating licenses. The first license expires in November 2004 and authorizes Teleport to provide long distance and international telecommunications services to private networks within Moscow and, to a limited extent, elsewhere in the Russian Federation. Teleport is required by the terms of the license to have at least 10,500 subscribers (which is 70% of the maximum number of subscribers permitted under the license) in place by October 1999. Under the terms of the license agreement, there are no penalties should Teleport not attain the required number of lines. The second license expires in October 2004 and permits the operation of 1,000 international leased circuits for the transmission of television and telecommunications services. The third license permits the provision of data services with interconnection to the public network. This expires in January 2002 and requires capacity for 70,000 subscribers by December 2000. The fourth license is an overlay license which permits Teleport to offer local, long distance and international voice and data services which are interconnected to the public telephone network in 40 regions across Russia. The overlay license expires in May 2001.



     The Company initially held a 42% equity interest in Teleport. In May 1996, the Company acquired an additional 3.3% indirect equity interest in Teleport for cash consideration of US$2.0 million, substantially all of which has been allocated to Teleport's telecommunications licenses. The additional interest was acquired through a company controlled by a minority shareholder of Technocom. The acquisition of Technopark, a company incorporated in Russia, on December 20, 1996 increased Technocom's equity interest in Teleport to 49.3% and its voting interest to 56%.


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
                                                              ======

  (c) Technopark


     On December 20, 1996 the Company acquired a total of 55.51% of the outstanding shares of Technopark, a company incorporated in Russia which holds a 7.5% equity interest in Teleport and owns office space in Moscow, for cash consideration of US$3.0 million. The sellers were the minority shareholders of Technocom. The acquisition of Technopark has been accounted for using the purchase method and therefore its operations have been included since January 1, 1997. The aggregate purchase price equalled fair market value as of the date of the acquisition, therefore no goodwill was recognized on either purchase.


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

11  INCOME TAXES

     An income tax credit of US$356,000 for the year ended December 31, 1998, and an expense of US$273,000 and of US$104,000 for the years ended December 31, 1997 and 1996, respectively differs from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following:


                                                              1998      1997     1996
                                                             ------    ------    ----
                                                              US$       US$      US$
Provision for income taxes at statutory rates..............  (5,747)   (1,691)   (53)
Increase/(reduction) in income taxes resulting from:
  Non-deductible depreciation and amortization.............   2,080        93     --
  Other non-deductible expenses............................   1,530     1,758    205
  Foreign exchange loss....................................     344        --     --
  Non-taxable credits......................................      --        --    (56)
  Change in valuation allowance............................     972      (372)    --
  Other....................................................     465       485      8
                                                             ------    ------    ---
                                                               (356)      273    104
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
                                                              ======    ======

                       TECHNOCOM LIMITED AND SUBSIDIARIES

     The valuation allowance for deferred tax assets as of December 31, 1998 and 1997 was US$1,054,000 and US$82,000, respectively. The net change in the total valuation allowance for the years ended December 31, 1998 and 1997 was an increase of US$972,000 and a decrease of US$372,000, respectively. In assessing the realizability of deferred tax assets, management determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.


12  RELATED PARTIES


     During the year, the Company paid a total of US$358,000 (1997: US$220,000 and 1996: US$208,000) pursuant to two management contracts with two shareholders for the provision of the services of two directors of the Company. In addition, a significant portion of the Company's general and administrative expenses were incurred by its three shareholders on behalf of the Company.


     Significant amounts owed to/from related parties consisted of the following:

                                                               1998      1997
                                                              ------    ------
                                                               US$       US$
AMOUNTS OWED TO:
  Current:
     PLD Telekom Inc........................................  16,056    17,918
     Lanstone Enterprises Limited...........................   3,185     3,174
     PLD Management Services Limited........................     727       482
     PLD loan interest account..............................     790        --
     Rosh Group of Companies................................     136        --
     MTR-Sviaz..............................................     184        --
     Other current..........................................     543       293
                                                              ------    ------
          Total current.....................................  21,621    21,867
                                                              ======    ======
  Non-current: other........................................   8,000       336
                                                              ======    ======


     Non-current: other in 1998 relates to an intercompany loan payable to PLD. Such loan is repayable on April 20, 2001.



                                                               1997      1996
                                                              ------    ------
                                                               US$       US$
AMOUNTS OWED FROM:
  Current:
     MTR-Sviaz..............................................   4,691     2,459
     Lanstone Enterprises Limited...........................   2,864     2,240
     ECI....................................................     204        --
     Finance lease receivable...............................      --       875
     Others.................................................     403        17
                                                              ------    ------
          Total.............................................   8,162     5,591
                                                              ======    ======
  Non-current: finance lease receivable.....................   1,752     2,253
                                                              ======    ======

                       TECHNOCOM LIMITED AND SUBSIDIARIES

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


     As of December 31, 1998, the Company has a commitment to pay the Parent US$8,000,000 on April 20, 2001, in accordance with the terms of an agreement dated April 21, 1998. In addition, according to the terms of the agreement, interest accrues at the rate of 14% per annum and will be payable annually in arrears on the anniversary of the agreement date.


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

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM                                                            PAGE
----                                                          --------
Independent auditors' report................................     F-103
Consolidated balance sheets as of December 31, 1998 and
  1997......................................................     F-104
Consolidated statements of operations for the years ended
  December 31, 1998, 1997 and 1996..........................     F-105
Consolidated statements of accumulated deficit for the years
  ended December 31, 1998, 1997 and 1996....................     F-106
Consolidated statements of cash flows for the years ended
  December 31, 1998, 1997 and 1996..........................     F-107
Notes to consolidated financial statements..................     F-108

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

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                      (THOUSANDS OF UNITED STATES DOLLARS)


                                                               1998      1997     1996
                                                              -------   ------   ------
Cash flows from operating activities:
  Net income................................................  $ 2,561    1,527      607
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization........................    6,267    5,325    4,133
       Bad debt expense.....................................      247      449      415
       Minority interest....................................    4,613    3,611    1,878
       Changes in operating assets and liabilities:
          Increase in trade receivables.....................     (600)  (1,329)  (1,801)
          Decrease/(increase) in inventory..................      145     (727)    (255)
          Decrease/(increase) in prepaid expenses and other
            current assets..................................       85     (462)   1,071
          Decrease in prepaid income taxes..................       --       --      300
          Increase in accrued interest......................       --       --      316
          (Decrease)/increase in accounts payable and
            accrued liabilities.............................     (258)  (1,427)     957
          (Decrease)/increase in due to/due from related
            parties, net....................................   (1,293)     664      958
          Increase in customer deposits and advances........    1,174    1,275    1,034
          (Decrease)/increase in income taxes payable.......      (58)    (107)     165
                                                              -------   ------   ------
          Net cash provided by operating activities.........   12,883    8,799    9,778
                                                              -------   ------   ------
Cash flows from investing activities:
  Prepaid equipment purchases...............................       --       --       --
  Purchases of property and equipment.......................  (10,535)  (4,238)  (8,175)
                                                              -------   ------   ------
          Net cash used in investing activities.............  (10,535)  (4,238)  (8,175)
                                                              -------   ------   ------
Cash flows from financing activities:
  Dividends paid............................................   (6,000)  (2,000)      --
                                                              -------   ------   ------
          Net cash used in financing activities.............   (6,000)  (2,000)      --
                                                              -------   ------   ------
          (Decrease)/increase in cash and cash
            equivalents.....................................   (3,652)   2,561    1,603
Cash and cash equivalents at beginning of year..............    5,294    2,733    1,130
                                                              -------   ------   ------
Cash and cash equivalents at end of year....................  $ 1,642    5,294    2,733
                                                              =======   ======   ======
Supplementary disclosures:
Interest paid...............................................  $    --       --       --
                                                              =======   ======   ======
Income taxes paid...........................................  $ 6,249    3,755    1,082
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

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997
            (TABULAR AMOUNTS IN THOUSANDS OF UNITED STATES DOLLARS)

(1) BUSINESS, OPERATIONS AND FUTURE ACTIVITIES


     Wireless Technology Corporations Limited (the "Company") was incorporated in the British Virgin Islands as an international business company on October 27, 1993. The Company is a wholly-owned indirect subsidiary of PLD Telekom Inc. ("PLD" or the "Parent"), a company incorporated in the United States. The Company's only significant asset is a 50% controlling interest in CJSC ALTEL ("ALTEL") which was formed on January 14, 1994 as a joint stock company under the laws of Kazakhstan. This subsidiary was formerly named CJSC BECET International. In April 1998 its name was changed to CJSC ALTEL.


     ALTEL was formed for the purpose of planning, developing, operating and servicing a cellular telecommunications system throughout Kazakhstan, and for the sale of related equipment to subscribers. ALTEL commenced operations in September 1994 and continues to develop its service network throughout Kazakhstan.


     The ALTEL joint venture agreement required the Company to subscribe for 1,000 Class B shares in exchange for the contribution of working capital and tangible equipment with a cost of $20,000,000. The Class B shares were fully subscribed and paid as of December 31, 1995. Funding for the contribution was provided by PLD. The Company is entitled to a priority return of its $20,000,000 contribution upon dissolution, liquidation or wind-up of ALTEL before the other shareholder receives any proceeds.


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


     In accordance with SFAS 52, ALTEL has re-measured its financial statements since the functional currency is also the reporting currency. Accordingly, U.S. dollar transactions are re-measured at their historical value. Monetary assets and liabilities denominated in local currencies are translated into U.S. dollars at the prevailing period-end exchange rate. All other assets and liabilities are translated at historical exchange rates. Results of operations have been translated using the monthly average exchange rates. Translation differences resulting from the use of these different rates are included in the accompanying statements of operations. The tenge to U.S. dollar exchange rates used as of December 31, 1998 and 1997 were 83.8 tenge to 1 U.S. dollar and 76.2 tenge to 1 U.S. dollar, respectively.


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

  (m) Reclassifications

     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year's presentation.

(3) PROPERTY AND EQUIPMENT

     Property and equipment, at cost, as of December 31, 1998 and 1997 consists of the following:


                                                                1998       1997
                                                              --------    -------
Base station equipment......................................  $ 21,164    $16,998
Leasehold improvements and renovations......................     5,929      5,277
Office equipment, computers, and software...................     4,537      3,193
Other telecommunications equipment..........................     1,310      1,092
Vehicles....................................................       500        456
Residential apartments......................................       335        335
                                                              --------    -------
          Total property and equipment......................    33,775     27,351
Less: accumulated depreciation..............................   (10,430)    (6,423)
                                                              --------    -------
Net book value of assets subject to depreciation............    23,345     20,928
Uninstalled equipment.......................................     6,401      2,434
                                                              --------    -------
          Property and equipment, net.......................  $ 29,746    $23,362
                                                              ========    =======


(4) TELECOMMUNICATIONS LICENSE

     The telecommunications license as of December 31, 1998 and 1997 consists of the following:


                                                                1998       1997
                                                              --------    -------
Costs.......................................................  $ 31,595    $31,595
Less: accumulated amortization..............................   (10,014)    (7,902)
                                                              --------    -------
  Telecommunications license, net...........................  $ 21,581    $23,693
                                                              ========    =======



     In March 1994, PLD acquired all of the outstanding shares of the Company for consideration of $30,000,000 plus costs of acquisition of $800,000 and $800,000 of ALTEL's organization costs. The acquisition was accounted for by the purchase method of accounting. As of the date of acquisition, ALTEL had not commenced operations and did not have any tangible assets or liabilities. Therefore, the entire purchase price was allocated to ALTEL's cellular license and has been "pushed down" into the Company's financial statements.

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

(7) CUSTOMER DEPOSITS AND ADVANCES


     (a) Deposits of $3,867,000 and $2,725,000 in the years ended December 31, 1998 and 1997, respectively, were received by ALTEL from customers as guarantee deposits which should be paid back if contracts are annuled and if there are no amounts payable to ALTEL. The size of deposits depends on the type of subscription and access level.


     (b) Advances of $377,000 and $345,000 in the years ended December 31, 1998 and 1997, respectively, were received from customers as prepayments for future services.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

(8) INCOME TAXES


     The provision for income tax expense for the years ended December 31, 1998, 1997, and 1996 consists solely of current tax due to the government of Kazakhstan. The statutory Kazakh income tax rate for the years ended December 31, 1998, 1997, and 1996 was 30%. The effective tax rates on income as calculated under U.S. GAAP differ from the statutory rates due to differences between taxable income under the tax laws of Kazakhstan and net income before income tax and minority interest for U.S. GAAP purposes. These differences are as follows:



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

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

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

     As noted in its annual report on Form 10-K, PLD does not presently have sufficient funds on hand to meet its current debt obligations. The Company is a guarantor of such obligations. While management of PLD believe that, as long as progress towards settlement of such obligations is being made, the holders of such debt will agree to payment deferrals beyond the present due date of April 30, 1999, there can be no assurance that

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED the holders will grant such deferrals or that they will not demand payment in full of the obligations. PLD's failure to make payment in full could result in a claim being made against the Company under its guaranty and a cross-default under and acceleration of senior discount notes and convertible subordinated notes with an aggregate principal amount in excess of $150 million for which the Company also serves as a guarantor. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 23.1     Consent of KPMG LLP.
 23.2     Consent of KPMG LLP.
 23.3     Consent of KPMG.
 23.4     Consent of KPMG.
 23.5     Consent of Moore Stephens.
 23.6     Consent of KPMG LLP.
 23.7     Consent of KPMG.
 23.8     Consent of KPMG.