Form 10-Q
period 1999-03-31
PLD TELEKOM INC
filed 1999-05-17
CIK 890568

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

             505 PARK AVENUE, 21ST FLOOR, NEW YORK, NEW YORK 10022 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                 (212) 527-3800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

       COMMON STOCK, $.01 PAR VALUE -- 37,846,789 SHARES (APRIL 30, 1999)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                PLD TELEKOM INC.

                                     INDEX

                                                              PAGE
                                                              ----

PART I FINANCIAL INFORMATION

  Item 1. Financial Statements

     PLD Telekom Inc.
       Consolidated Condensed Balance Sheets as of March 31,
        1999 (Unaudited) and December 31, 1998..............    3
       Consolidated Condensed Statements of Operations
        (Unaudited) for the three months ended March 31,
        1999 and 1998.......................................    4
       Consolidated Condensed Statements of Cash Flows
        (Unaudited) for the three months ended March 31,
        1999 and 1998.......................................    5
       Notes to Consolidated Condensed Financial Statements
        (Unaudited) for the three months ended March 31,
        1999................................................    7

     Baltic Communications Limited
       Condensed Balance Sheets as of March 31, 1999
        (Unaudited) and December 31, 1998...................   14
       Condensed Statements of Operations (Unaudited) for
        the three months ended March 31, 1999 and 1998......   15
       Condensed Statements of Cash Flows (Unaudited) for
        the three months ended March 31, 1999 and 1998......   16
       Notes to Condensed Financial Statements (Unaudited)
        for the three months ended March 31, 1999...........   17

     NWE Capital (Cyprus) Ltd.
       Consolidated Condensed Balance Sheets as of March 31,
        1999 (Unaudited) and December 31, 1998..............   19
       Consolidated Condensed Statements of Operations
        (Unaudited) for the three months ended March 31,
        1999 and 1998.......................................   21
       Consolidated Condensed Statements of Cash Flows
        (Unaudited) for the three months ended March 31,
        1999 and 1998.......................................   22
       Notes to the Consolidated Condensed Financial
        Statements (Unaudited) for the three months ended
        March 31, 1999......................................   23

     PLD Capital Asset (U.S.) Inc.
       Condensed Balance Sheets as of March 31, 1999
        (Unaudited) and December 31, 1998...................   26
       Condensed Statements of Operations (Unaudited) for
        the three months ended March 31, 1999 and 1998......   27
       Condensed Statements of Cash Flows (Unaudited) for
        the three months ended March 31, 1999 and 1998......   28
       Notes to Condensed Financial Statements (Unaudited)
        for the three months ended March 31, 1999...........   29

     Technocom Limited and Subsidiaries
       Consolidated Condensed Balance Sheets as of March 31,
        1999 (Unaudited) and December 31, 1998..............   32
       Consolidated Condensed Statements of Operations
        (Unaudited) for the three months ended March 31,
        1999 and 1998.......................................   33
       Consolidated Condensed Statements of Cash Flows
        (Unaudited) for the three months ended March 31,
        1999 and 1998.......................................   34
       Notes to the Consolidated Condensed Financial
        Statements (Unaudited) for the three months ended
        March 31, 1999......................................   35

                                                              PAGE
                                                              ----
     Wireless Technology Corporations Limited
       Consolidated Condensed Balance Sheets as of March 31,
        1999 (Unaudited) and December 31, 1998..............   38
       Consolidated Condensed Statements of Operations
        (Unaudited) for the three months ended March 31,
        1999 and 1998.......................................   39
       Consolidated Condensed Statements of Cash Flows
        (Unaudited) for the three months ended March 31,
        1999 and 1998.......................................   40
       Notes to the Consolidated Condensed Financial
        Statements (Unaudited) for the three months ended
        March 31, 1999......................................   41

  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   43

PART II OTHER INFORMATION

  Item 2. Changes in Securities and Use of Proceeds.........   53

  Item 6. Exhibits and Reports on Form 8-K..................   53

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                PLD TELEKOM INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998

                                                                MARCH 31           DECEMBER 31
                                                                  1999                 1998
                                                              -------------        ------------
                                                               (IN THOUSANDS, EXCEPT SHARE AND
                                                                       PER SHARE DATA)
                                            ASSETS
Current assets:
  Cash and cash equivalents.................................    $     5,683         $   4,579
  Trade receivables, net of allowances......................         12,867            14,905
  Other receivables and prepaids............................          5,159             4,609
  Inventory.................................................          4,113             4,152
  Due from related parties..................................          8,684             9,152
                                                                -----------         ---------
          Total current assets..............................         36,506            37,397
Escrow funds................................................         16,419            14,908
Property and equipment, net.................................        169,647           168,937
Telecommunications licenses, net............................         74,606            77,359
Due from related parties....................................          2,011             2,011
Other investments...........................................          5,350             5,183
Goodwill, net...............................................         35,866            36,368
Other assets................................................          9,509             9,945
                                                                -----------         ---------
          Total assets......................................    $   349,914         $ 352,108
                                                                ===========         =========
                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.....................................         20,624            18,124
  Accounts payable..........................................         10,681            10,278
  Accrued liabilities.......................................          5,078             3,281
  Taxes payable.............................................          5,148             3,664
  Due to related parties....................................          4,172             4,639
  Deferred revenues.........................................          2,422             2,869
  Customer deposits.........................................          4,162             4,271
  Other current liabilities.................................          7,121             6,270
                                                                -----------         ---------
          Total current liabilities.........................         59,408            53,396
Long-term debt..............................................        155,706           151,814
Minority interest...........................................         22,600            22,021
Shareholders' equity:
  Preferred stock, par value $0.01 per share,
     authorized -- 100,000,000, issued and
     outstanding -- 446,884.................................              4                 4
  Common stock, par value $0.01 per share,
     authorized -- 100,000,000, issued and
     outstanding -- 37,846,789..............................            378               378
  Additional paid-in capital................................        244,537           244,419
  Accumulated deficit.......................................       (132,719)         (119,924)
                                                                -----------         ---------
          Total shareholders' equity........................        112,200           124,877
                                                                -----------         ---------
          Total liabilities and shareholders' equity........    $   349,914         $ 352,108
                                                                ===========         =========

     See accompanying notes to consolidated condensed financial statements.

                                PLD TELEKOM INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     THREE MONTHS
                                                                    ENDED MARCH 31
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
Revenues:
  Telecommunications........................................  $    28,716    $    34,719
  Finance lease income......................................          638            447
                                                              -----------    -----------
                                                                   29,354         35,166
Direct costs................................................        8,403         10,796
                                                              -----------    -----------
     Gross profit...........................................       20,951         24,370
Operating expenses:
  General and administrative................................       13,154          9,700
  Depreciation..............................................        4,829          3,099
  Amortization..............................................        3,319          2,692
  Taxes other than income taxes.............................        1,525          1,680
                                                              -----------    -----------
                                                                   22,827         17,171
                                                              -----------    -----------
     Operating (loss)/income................................       (1,876)         7,199
Other income/(expense):
  Share of loss from equity investments.....................         (341)          (210)
  Interest and other income.................................          259            871
  Interest expense..........................................       (6,229)        (5,190)
  Amortization of deferred financing costs..................         (299)          (401)
  Foreign exchange loss.....................................         (454)          (116)
  Loss on disposal of investments and property and
     equipment..............................................          (33)            --
                                                              -----------    -----------
     (Loss)/earnings before income taxes and minority
      interest..............................................       (8,973)         2,153
  Income taxes..............................................        2,643          2,997
                                                              -----------    -----------
     Loss before minority interest..........................      (11,616)          (844)
Minority interest...........................................        1,179          3,665
                                                              -----------    -----------
     Net loss...............................................  $   (12,795)   $    (4,509)
                                                              ===========    ===========
Net loss per common share:
  Basic.....................................................  $     (0.34)   $     (0.14)
                                                              ===========    ===========
  Diluted...................................................  $     (0.34)   $     (0.14)
                                                              ===========    ===========
Weighted average common shares outstanding..................   37,846,789     33,324,290
                                                              ===========    ===========

     See accompanying notes to consolidated condensed financial statements.

                                PLD TELEKOM INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                1999         1998
                                                              --------      -------
Cash flows from operating activities:
  Net loss..................................................  $(12,795)     $(4,509)
  Adjustments to reconcile net loss to net cash provided
     by/(used in) operating activities:
     Depreciation and amortization..........................     8,447        6,192
     Share of loss of equity investments....................       341          210
     Accrued interest on senior discount notes..............     4,813        3,964
     Deferred revenue.......................................      (447)        (811)
     Minority interest......................................     1,179        3,665
     Other..................................................       118           --
     Changes in operating assets and liabilities, net of
      effects of acquisitions:
       Decrease/(increase) in trade receivables, net of
        allowances..........................................     2,038          (96)
       Increase in other receivables and prepaids...........      (550)      (1,556)
       Decrease/(increase) in inventory.....................        39         (176)
       Change in due from or to related parties.............         1         (720)
       Increase/(decrease) in accounts payable, accrued
        liabilities, customer deposits, taxes payable and
        other current liabilities...........................     5,022         (668)
                                                              --------      -------
          Net cash provided by operating activities.........     8,206        5,495
Cash flows from investing activities:
  Capital expenditures......................................    (5,539)      (5,894)
  Escrow funds..............................................    (1,511)        (449)
  Investments and other assets..............................      (435)       1,164
                                                              --------      -------
          Net cash used in investing activities.............    (7,485)      (5,179)
Cash flows from financing activities:
  Loans from shareholders...................................     2,500           --
  Long-term debt repayments.................................    (1,517)        (427)
  Cash dividends paid to minority shareholders..............      (600)          --
                                                              --------      -------
          Net cash provided by/(used in) financing
            activities......................................       383         (427)
                                                              --------      -------
Decrease in cash and cash equivalents.......................     1,104         (111)
Cash and cash equivalents, beginning of period..............     4,579       17,256
                                                              --------      -------
Cash and cash equivalents, end of period....................  $  5,683      $17,145
                                                              ========      =======
Supplemental disclosures:
     Non-cash investing and financing activities:
       Supplier financing...................................  $     --      $ 1,363
                                                              ========      =======
  Interest paid.............................................  $    703      $   532
                                                              ========      =======
  Income taxes paid.........................................  $  1,925      $ 2,885
                                                              ========      =======

     See accompanying notes to consolidated condensed financial statements.

                                PLD TELEKOM INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Basis of Presentation. The accompanying consolidated condensed financial statements are unaudited and have been prepared by PLD Telekom Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. Certain information and footnote disclosures generally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Results for the interim period are not necessarily indicative of the results for a full year. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

  Going Concern

     The Company has suffered recurring losses and has a working capital deficiency. Additionally, the Company has approximately $13.4 million of Series A and Series B revolving credit notes due to two related holders (hereinafter defined as the "Travelers Parties") outstanding. $1.1 million of these notes were due to be repaid by September 30, 1998 and the remaining approximately $12.3 million of the notes were due to have been repaid by December 31, 1998. The Travelers Parties have given the Company a series of payment deferrals since December 31, 1998 with respect to these notes, the last of which was given on May 10, 1999 and defers payment of the notes to May 31, 1999. The Company does not presently have sufficient funds on hand to make such payments and management is actively engaged in pursuing ways to settle the Company's obligations to the Travelers Parties. In this context, the Company is currently exploring a range of financing alternatives. Historically, sources of financing have included private placements of common and preferred shares and debt, asset and investment sales, shareholder loans and bank lines of credit supported by shareholder guarantees. While management believes that, as long as progress towards settlement of such obligations is being made, the Travelers Parties will be willing to agree to additional payment deferrals, there can be no assurance that they will not demand payment in full of the Series A and Series B notes. The Company's failure to make payment in full could result in a cross-default under and acceleration of the Company's Senior Discount Notes and Convertible Subordinated Notes, which have an aggregate principal amount of $149.5 million. This in turn could require the Company to resort to extraordinary measures, including making sales of assets under distressed conditions or ultimately seeking the protection of the bankruptcy courts.

     In addition, should the minority shareholders in Technocom, who have the right to put their Technocom shares to the Company from mid-1999 onwards, elect to exercise these rights, then the Company's inability to meet its obligations would be exacerbated. The Company is engaged in efforts to address this issue, including through reaching some accommodation with the minority shareholders regarding their put options. In the event that no solution can be found, then this in turn could require the Company to resort to extraordinary measures as outlined above.

     These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     (b) Net loss per share. Basic EPS is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period presented. Potentially dilutive common stock equivalents totalling 19,768,194 and

                                PLD TELEKOM INC.

12,484,380 at March 31, 1999 and 1998, respectively, have not been included in the computation of diluted net loss per common share because they were antidilutive for the periods presented.

     (c) Comprehensive income. For the three months ended March 31, 1999 comprehensive loss was equal to consolidated net loss reported on the consolidated statement of operations.

     (d) New pronouncements. The American Institute of Certified Public Accountants issued Statement of Position No. 98-1 (SOP 98-1) "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Statement of Position No. 98-5 (SOP 98-5) "Reporting on the Costs of Start-Up Activities" in 1998. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company was required to adopt both new statements in the first quarter of 1999. The adoption of these statements did not have a material effect on the Company's consolidated financial statements.

     (e) Reclassifications. Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current year's presentation.

(2) FUTURE ACTIVITIES

     The Company's telecommunications businesses are developing rapidly in an emerging economy which, by its nature, has an uncertain economic, political and regulatory environment. The general risks of operating businesses in the former Soviet Union include the possibility for rapid change in government policies, economic conditions, the tax regime and foreign currency regulations. In addition, Teleport-TP's satellite-based long distance network is at an early stage of its operations and is therefore subject not only to the general risks and uncertainties of operating in Russia, but also those involved in the launching of a new telecommunications service. In addition, this national long-distance service is being developed in various regions of Russia and its implementation and results of operations will therefore be affected by, among other things, the often uncertain economic conditions and growth rates in such regions.

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

(3) RESTRICTED CASH

     Pursuant to the terms of the Company's $149.5 million private placement completed on June 12, 1996, $16.4 million remained in escrow on March 31, 1999. These funds may only be used for certain specified purposes, principally for the purchase of telecommunications equipment and the payment of interest on the Company's Senior Discount Notes.

(4) LONG-TERM DEBT AND SHORT-TERM BORROWINGS

     Under the terms of the Company's $123.0 million Senior Discount Note offering in June 1996, the Company was required to raise $20.0 million in an equity financing by May 31, 1998. The Company did not do so, and as a result, the interest rate on the Senior Notes increased from 14% to 14.5% as of June 1, 1998, and will remain at 14.5% until the end of the semi-annual interest period in which such an offering is completed. The first semi-annual cash payment of interest on the Company's 14% Senior Discount Notes, amounting to

                                PLD TELEKOM INC.

$8.9 million, will come due on June 1, 1999. The Company currently expects to pay most, if not all, of this out of funds in the escrow account established in respect of these notes.

                                PLD TELEKOM INC.

     The obligation to raise $20.0 million in equity by May 31, 1998 was also a requirement under the terms of the $12.32 million Series A and $3.1 million Series B Revolving Credit Notes issued to The Travelers Insurance Company and The Travelers Indemnity Company (collectively, the "Travelers Parties") in November 1997 in connection with the Company's additional investment in Technocom. As a result of the Company's not raising such equity, the annual interest rate on the Series A and B Notes increased from 12% to 15% as of June 1, 1998.

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

     In addition to the required amortization payments called for under the terms of the Revolving Credit Notes, the Company did not effect certain voluntary amortization (or "targeted reduction in commitment") payments in respect of the Revolving Credit Notes of $0.5 million on July 31, 1998, $0.5 million on August 31, 1998, $1.0 million on September 30, 1998, $1.5 million on October 31, 1998 and $1.5 million on November 30, which resulted in the issuance of a total of 182,000 warrants to Travelers to acquire shares of common stock of the Company at an exercise price of $8.625 per share (the "Additional Warrants").

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

     The Travelers Parties have given the Company a series of payment deferrals since December 31, 1998 with respect to the amounts due under the Series A and Series B Notes, the last of which was given on May 10, 1999 and defers payment of the notes to May 31, 1999. At the same time, the Travelers Parties have expressly reserved their rights to claim all of the Default Warrants to which they would be entitled under the formula described above, and also to claim that the exercise price of the initial 423,000 warrants issued to the Travelers Parties and the Additional Warrants has been reset at $0.01 per share.

(5) CONTINGENCIES

     (a) Under applicable Russian currency control regulations, the Company's Russian subsidiaries are required to have certain licenses from the Central Bank of Russia to enable them to make payments of and

                                PLD TELEKOM INC.

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

     (c) At March 31, 1999, PeterStar has commitments of approximately $1.5 million related to the acquisition of telecommunications equipment. The PeterStar supply contracts provide for financing of the amount over approximately five years.

     (d) Teleport-TP currently utilizes capacity on three Intelsat satellites for the provision of its international and domestic long distance services, pursuant to rolling fifteen year contracts with Intelsat. These agreements require quarterly payments of $1.3 million for the remainder of their terms.

(6) OPERATIONS BY GEOGRAPHIC AREA AND INDUSTRY SEGMENT

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

     A summary of the Company's operations by segment is as follows:

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                1999           1998
                                                              ---------    ------------
                                                                   (IN THOUSANDS)
Revenues:
  PeterStar.................................................  $ 13,905       $17,469
  Technocom.................................................     4,384         5,824
  ALTEL.....................................................     7,921         9,549
  BCL.......................................................     2,421         2,324
  Other.....................................................       723            --
                                                              --------       -------
          Total revenues....................................  $ 29,354       $35,166
                                                              ========       =======

                                PLD TELEKOM INC.

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                1999           1998
                                                              ---------    ------------
                                                                   (IN THOUSANDS)
Earnings/(loss) before income taxes and minority interest:
  PeterStar.................................................  $  3,599       $ 7,358
  Technocom.................................................    (4,273)           25
  ALTEL.....................................................     1,526         3,346
  BCL.......................................................       173           244
  Corporate.................................................   (10,343)       (9,008)
  Other.....................................................       345           188
                                                              --------       -------
          Total earnings/(loss) before income taxes and
            minority interest...............................  $ (8,973)      $ 2,153
                                                              ========       =======

                                                                AS OF         AS OF
                                                              MARCH 31,    DECEMBER 31,
                                                                1999           1998
                                                              ---------    ------------
Total assets:
  PeterStar.................................................  $132,587       $132,814
  Technocom.................................................   104,280        106,055
  ALTEL.....................................................    58,769         59,008
  BCL.......................................................     7,162          6,883
  Corporate.................................................    35,297         36,491
  Other.....................................................    11,819         10,857
                                                              --------       --------
          Total assets......................................  $349,914       $352,108
                                                              ========       ========

     A summary of the Company's operations by geographic region is as follows:

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                1999           1998
                                                              ---------    ------------
                                                                   (IN THOUSANDS)
Revenues:
  Russia....................................................   $20,794       $25,617
  Kazakhstan................................................     7,921         9,549
  Other.....................................................       639            --
                                                               -------       -------
          Total revenues....................................   $29,354       $35,166
                                                               =======       =======

Earnings/(loss) before income taxes and minority interest:
  Russia....................................................   $  (597)      $ 7,627
  Kazakhstan................................................     1,526         3,346
  North America.............................................    (9,602)       (8,820)
  Other.....................................................      (300)           --
                                                               -------       -------
          Total earnings/(loss) before income taxes and
            minority interest...............................   $(8,973)      $ 2,153
                                                               =======       =======

                                PLD TELEKOM INC.

                                                                AS OF         AS OF
                                                              MARCH 31,    DECEMBER 31,
                                                                1999           1998
                                                              ---------    ------------
Total assets:
  Russia....................................................  $246,526       $249,658
  Kazakhstan................................................    58,769         59,008
  North America.............................................    40,213         38,793
  Other.....................................................     4,406          4,649
                                                              --------       --------
          Total assets......................................  $349,914       $352,108
                                                              ========       ========

                         BALTIC COMMUNICATIONS LIMITED

                         CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)

                         BALTIC COMMUNICATIONS LIMITED

                                 BALANCE SHEETS
                MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998

                                                              MARCH 31,     DECEMBER 31,
                                                                 1999           1998
                                                              ----------    ------------
ASSETS
Current assets:
  Cash......................................................  $  210,412     $  266,076
  Trade receivables, net....................................   1,195,590        995,919
  Due from related parties..................................     726,715        531,998
  Prepayments...............................................      82,088         80,800
  Prepaid taxes.............................................      99,375        171,759
  Inventory.................................................      93,351         76,025
                                                              ----------     ----------
          Total current assets..............................   2,407,531      2,122,577
Property and equipment, net.................................   4,659,983      4,668,005
Investments.................................................       8,000          8,000
Intangible assets, net......................................      86,849         84,052
                                                              ----------     ----------
          Total assets......................................  $7,162,363     $6,882,634
                                                              ==========     ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Accounts payable..........................................   1,710,345      1,510,134
  Accrued liabilities.......................................     131,549         87,177
  Deferred revenues.........................................       3,841          4,019
  Taxes payable.............................................      78,115        100,211
  Deferred income tax liability.............................          --         30,706
  Due to related parties....................................     940,826        932,646
  Customer deposits.........................................      26,234         26,234
                                                              ----------     ----------
          Total current liabilities.........................   2,890,910      2,691,127
                                                              ----------     ----------
Shareholder's equity:
  Common stock..............................................   2,183,000      2,183,000
  Retained earnings.........................................   2,088,453      2,008,507
                                                              ----------     ----------
          Total shareholder's equity........................   4,271,453      4,191,507
                                                              ----------     ----------
          Total liabilities and shareholder's equity........  $7,162,363     $6,882,634
                                                              ==========     ==========

           See accompanying notes to condensed financial statements.

                         BALTIC COMMUNICATIONS LIMITED

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                 1999          1998
                                                              ----------    ----------
Revenues:
  Telecommunications revenues...............................  $2,375,629    $2,317,186
  Other non-telecommunications revenues.....................      45,531         7,237
                                                              ----------    ----------
  Total revenues............................................   2,421,160     2,324,423
Direct costs................................................   1,353,933     1,144,386
                                                              ----------    ----------
          Gross profit......................................   1,067,227     1,180,037
                                                              ----------    ----------
Operating expenses:
  General and administrative................................     603,988       721,468
  Depreciation..............................................     149,840       143,927
  Amortisation..............................................       7,895         3,275
  Taxes other than income taxes.............................      51,382       118,071
                                                              ----------    ----------
          Total operating expenses..........................     813,105       986,741
                                                              ----------    ----------
          Operating income..................................     254,122       193,296
Other income/(expense):
  Interest income...........................................         586           528
  Foreign exchange loss.....................................     (82,044)       50,072
  Loss on disposal of property and equipment................          --            --
                                                              ----------    ----------
          Income before income taxes........................     172,664       243,896
Income taxes................................................      92,718        62,561
                                                              ----------    ----------
          Net income........................................  $   79,946    $  181,335
                                                              ==========    ==========

           See accompanying notes to condensed financial statements.

                         BALTIC COMMUNICATIONS LIMITED

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                1999         1998
                                                              ---------    ---------
Cash flows from operating activities:
Net income..................................................  $  79,946    $ 181,335
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation..............................................    149,840      143,927
  Amortisation..............................................      7,895        3,275
  Loss on disposal of property and equipment................         56           18
Changes in operating assets and liabilities:
  Increase in trade receivables.............................   (199,671)    (242,603)
  (Increase)/decrease in prepayments........................     (1,288)       8,133
  Increase in inventory.....................................    (17,326)     (45,692)
  Decrease/(increase) in prepaid taxes......................     72,384      (88,264)
  Increase in due from/to related parties...................   (186,537)    (254,288)
  Decrease in deferred revenues.............................       (178)        (119)
  Decrease in customer deposits.............................         --         (500)
  Decrease in taxes payable.................................    (22,096)     (20,558)
  Increase in accrued liabilities...........................     44,372       19,794
  Increase in deferred income tax liability.................    (30,706)          --
  Increase in accounts payable..............................    200,211      412,268
                                                              ---------    ---------
     Net cash provided by operating activities..............     96,902      116,726
                                                              ---------    ---------
Cash flows from investing activities:
  Capital expenditures......................................   (152,566)     (97,528)
  Proceeds on disposal of fixed assets......................         --           --
                                                              ---------    ---------
     Net cash used in investing activities..................   (152,566)     (97,528)
                                                              ---------    ---------
     Increase/(decrease) in cash............................    (55,664)      19,198
Cash at beginning of period.................................    266,076      241,949
                                                              ---------    ---------
Cash at end of period.......................................  $ 210,412    $ 261,147
                                                              =========    =========
Supplementary disclosures:
Income tax paid.............................................  $  13,740    $ 177,575
                                                              =========    =========

           See accompanying notes to condensed financial statements.

                         BALTIC COMMUNICATIONS LIMITED

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999

(1) BASIS OF PRESENTATION

     The accompanying condensed financial statements are unaudited and have been prepared by Baltic Communications Limited ("BCL" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the financial statements include all adjustments necessary for a fair presentation. Certain information and footnote disclosures generally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Results for the interim period are not necessarily indicative of the results for a full year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 1998.

     Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

     The Company's parent is PLD Telekom Inc. ("PLD"). The parent's investment in the Company has been pushed down into the Company's financial statements and allocated to fixed assets. The Company's balance sheet at December 31, 1998 and at March 31, 1999 reflects the effect of this push down accounting treatment.

(2) BUSINESS, OPERATIONS AND FUTURE ACTIVITIES

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

     Ultimate recoverability of the Company's investments is dependent upon it achieving and maintaining profitability, which is dependent to a certain extent on a stabilization of the economies of the former Soviet Union, the Company's ability to maintain the necessary telecommunications licenses and its ability to obtain adequate financing to meet capital commitments.

(3) COMMITMENTS AND CONTINGENCIES

  (a) Taxation Contingencies

     Russia currently has a number of laws related to various taxes imposed by both federal and regional governmental authorities. Applicable taxes include value added tax, corporation tax ("profit tax"), a number of turnover based taxes, and payroll (social) taxes, together with others.

     Laws related to these taxes have not been in force for significant periods, in contrast to more developed market economies. Therefore, regulations are often unclear, open to wide interpretation, and in some instances

                         BALTIC COMMUNICATIONS LIMITED
conflicting. Accordingly few precedents with regard to issues have been established. Often, differing opinions regarding legal interpretation exist both among and within government ministries and organisations (like the State Tax Service and its various inspectorates), thus creating uncertainties and areas of conflict.

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

     The Company has had extensive tax inspections in the past, which have resulted in minimal penalties. These inspections have covered most of the taxes applicable to the Company.

     Management believes that it has adequately provided for tax liabilities in the accompanying financial statements. However, the risk remains that the relevant authorities could take differing positions with regard to interpretative issues and the effect could be significant.

  (b) Guarantees

     In June 1996, PLD issued senior discount notes and convertible subordinated notes with an aggregate principal amount of $149.5 million. The Company is a guarantor of the debt under the terms of the related indentures. The Company is also a guarantor of other indebtedness of PLD to The Travelers Insurance Company and The Travelers Indemnity Company (the "Travelers Parties").

     As noted in its annual report on Form 10-K, PLD does not presently have sufficient funds on hand to pay the indebtedness to the Travelers Parties which is currently due on May 31, 1999. While management of PLD believe that, as long as progress towards settlement of such obligations is being made, the holders of such debt will agree to payment deferrals beyond the present due date of May 31, 1999, there can be no assurance that the Travelers Parties will grant such deferrals or that they will not demand payment in full of the obligations. PLD's failure to make payment in full could result in a claim being made against the Company under its guaranty and a cross-default under and acceleration of the senior discount notes and convertible subordinated notes for which the Company also serves as a guarantor. These factors raise substantial doubt about the Company's ability to continue as a going concern.

(4) COMPREHENSIVE INCOME

     For the three months ended March 31, 1999 and 1998, comprehensive income was equal to net income reported on the statement of operations.

(5) ACCOUNTING PRONOUNCEMENTS

     The American Institute of Certified Public Accountants issued Statement of Position No. 98-1 (SOP 98-1) "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Statement of Position No. 98-5 (SOP 98-5) "Reporting on the Costs of Start-Up Activities" in 1998. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company was required to adopt both new statements in the first quarter of 1999. The adoption of these statements did not have a material effect on the Company's consolidated financial statements.

                           NWE CAPITAL (CYPRUS) LTD.

                  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)

                           NWE CAPITAL (CYPRUS) LTD.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998

                                                                MARCH 31,         DECEMBER 31,
                                                                   1999               1998
                                                              --------------      -------------
                                                                 (THOUSANDS OF U.S. DOLLARS
                                                              EXCEPT SHARE AND PER SHARE DATA)
                                            ASSETS
Current assets:
  Cash and cash equivalents.................................     $  3,913           $  2,816
  Trade receivables, net of allowances......................        9,354             11,260
  Other receivables and prepaids............................        1,540              2,024
  Inventory.................................................        4,019              4,076
                                                                 --------           --------
          Total current assets..............................       18,826             20,176
Property and equipment, net.................................      108,075            106,542
Telecommunications licenses, net............................       36,390             37,663
Other receivables...........................................        2,012              2,012
Goodwill, net...............................................        1,311              1,365
Other assets................................................        1,427                410
                                                                 --------           --------
          Total assets......................................     $168,041           $168,168
                                                                 ========           ========

                             LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Accounts payable..........................................        1,819              1,980
  Accrued liabilities.......................................        4,834              2,640
  Advances from other group companies.......................       33,058             33,988
  Due to related parties....................................          386                462
  Customer deposits and advances............................        6,550              7,109
  Current portion of long term debt.........................        2,556              3,479
                                                                 --------           --------
          Total current liabilities.........................       49,203             49,658
                                                                 --------           --------
Long-term debt..............................................        6,831              7,165
Due to related parties......................................        3,910              4,669
Minority interest...........................................       28,959             28,113
Commitments and contingencies
Shareholder's equity:
  Common stock, par value CYL1 per share. Authorized
     3,246,174 shares in 1999 and 1998; issued and
     outstanding 3,246,174 shares in 1999 and 1998..........        7,082              7,082
  Contributed surplus.......................................       63,723             63,723
  Accumulated surplus.......................................        8,333              7,758
                                                                 --------           --------
          Total shareholder's equity........................       79,138             78,563
                                                                 --------           --------
          Total liabilities and shareholder's equity........     $168,041           $168,168
                                                                 ========           ========

     See accompanying notes to consolidated condensed financial statements.

                           NWE CAPITAL (CYPRUS) LTD.

          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                          (THOUSANDS OF U.S. DOLLARS)

                                                                 THREE MONTHS
                                                               ENDED MARCH 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Telecommunications revenue..................................  $21,909    $27,100
Direct costs................................................    4,165      7,445
                                                              -------    -------
          Gross profit......................................   17,744     19,655
Operating expenses:
  General and administrative................................    7,034      5,246
  Management fees...........................................      344        400
  Depreciation..............................................    3,334      2,075
  Amortization..............................................    1,326      1,234
  Taxes other than income taxes.............................      730        925
                                                              -------    -------
          Total operating expenses..........................   12,768      9,880
                                                              -------    -------
          Operating income..................................    4,976      9,775
Other income/(expense):
  Interest and other income.................................       54        536
  Interest on long-term debt................................     (220)      (229)
  Foreign exchange loss.....................................     (395)      (110)
                                                              -------    -------
          Income before income taxes and minority
           interest.........................................    4,415      9,972
Income taxes................................................    2,394      2,510
                                                              -------    -------
          Income before minority interest...................    2,021      7,462
Minority interest...........................................    1,446      3,735
                                                              -------    -------
          Net income........................................  $   575    $ 3,727
                                                              =======    =======

     See accompanying notes to condensed consolidated financial statements.

                           NWE CAPITAL (CYPRUS) LTD.

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                          (THOUSANDS OF U.S. DOLLARS)

                                                               1999       1998
                                                               ----       ----
Cash flows from operating activities:
  Net income................................................  $   575    $ 3,727
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    4,660      3,309
     Minority interest......................................    1,446      3,735
     Changes in operating assets and liabilities:
       Increase in accounts receivable......................    1,906        709
       Decrease/(increase) in other receivables and
        prepaids............................................      484     (2,437)
       Decrease/(increase) in inventory.....................       57       (105)
       Change in amounts due from and to related parties....      (76)       203
       Decrease in customer deposits and advances...........     (559)      (632)
       Increase in accounts payable and accrued
        liabilities.........................................    2,033      2,272
       Decrease in intercompany advances....................      (78)        --
                                                              -------    -------
          Net cash provided by operating activities.........   10,448     10,781
Cash flows from investing activities:
  Capital expenditures......................................   (4,867)    (4,459)
  Other investments and assets..............................   (1,016)      (109)
                                                              -------    -------
          Net cash used in investing activities.............   (5,883)    (4,568)
Cash flows from financing activities:
  Long-term debt............................................   (1,257)    (2,111)
  Dividends.................................................     (600)        --
  Advances from group companies.............................   (1,611)    (1,461)
                                                              -------    -------
          Net cash provided by/(used in) financing
           activities.......................................   (3,468)    (3,572)
                                                              -------    -------
          Increase in cash and cash equivalents.............    1,097      2,641
Cash and cash equivalents at beginning of year..............    2,816      7,849
                                                              -------    -------
Cash and cash equivalents at end of year....................  $ 3,913    $10,490
                                                              =======    =======

Supplemental Disclosures:
  Non-cash investing and financing activities:
     Purchase of equipment with advances from PLD Telekom
      Inc. and under long-term contracts....................  $    --    $ 1,363
                                                              =======    =======
  Interest paid.............................................  $   421    $    19
                                                              =======    =======
  Income taxes paid.........................................  $ 1,911    $ 2,784
                                                              =======    =======

     See accompanying notes to consolidated condensed financial statements.

                           NWE CAPITAL (CYPRUS) LTD.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The accompanying consolidated condensed financial statements are unaudited and have been prepared by NWE Capital (Cyprus) Ltd. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. Certain information and footnote disclosures generally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Results for the interim periods are not necessarily indicative of the results for a full year. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 1998.

     The Company's parent is PLD Telekom Inc. ("PLD"). The parent's investment in the Company has been pushed down into the Company's consolidated financial statements and allocated to the cost of the telecommunications licenses and goodwill. The Company's consolidated balance sheet at December 31, 1998 and at March 31, 1999 reflects the effect of this push down accounting treatment. The costs of the telecommunications licenses are amortized on a straight line basis over the terms of the related licenses. Goodwill is amortized on a straight line basis over 20 years.

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

(3)  RECENT DEVELOPMENTS

     On August 14, 1998, PLD acquired an additional 11% of PeterStar through its acquisition of 100% of the outstanding stock of PLD Holdings Ltd., a Bermudan company, from Cable and Wireless plc.

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

                           NWE CAPITAL (CYPRUS) LTD.

  (b) Purchase Commitments

     At March 31, 1999, PeterStar has commitments of approximately $1,500,000 related to the acquisition of telecommunications equipment. The PeterStar supply contract provides for financing of the entire amount over approximately five years.

  (c) Management Services

     On January 1, 1998, PLD entered into an agreement with ALTEL, under which PLD would provide certain consulting, informational services, management support services and personnel expertise. The agreement provides for a fee of $25,000 per month plus 3.4% of monthly gross revenues and was for a one year term, automatically renewable for successive one year periods unless terminated by either party.

     ALTEL has negotiated an agreement with its other shareholder effective January 1, 1998, under which the shareholder will provide certain consulting services, management support services and personnel expertise. Payments under this agreement are 300,000 tenge per month (U.S. dollar equivalent as of March 31, 1999 approximates $3,429) plus 1.0% of monthly gross revenues. The agreement was for a one year term, automatically renewable for successive one year periods unless terminated by either party.

  (d) Guarantee

     In June 1996, PLD issued senior discount notes and convertible subordinated notes with an aggregate principal amount of $149.5 million. The Company is a guarantor of the debt under the terms of the related indentures.

     As noted in its annual report on Form 10-K, PLD does not presently have sufficient funds on hand to meet its current debt obligations. While management of PLD believe that, as long as progress towards settlement of such obligations is being made, the holders of such debt will agree to payment deferrals beyond the present due date of May 31, 1999, there can be no assurance that the holders will grant such deferrals or that they will not demand payment in full of the obligations. PLD's failure to make payment in full could result in a cross-default under and acceleration of the senior discount notes and convertible subordinated notes for which the Company serves as a guarantor. These factors raise substantial doubt about the Company's ability to continue as a going concern.

(5)  COMPREHENSIVE INCOME

     For the three months ended March 31, 1999 and 1998, comprehensive income was equal to consolidated net income reported on the consolidated statement of operations.

(6)  ACCOUNTING PRONOUNCEMENTS

     The American Institute of Certified Public Accountants issued Statement of Position No. 98-1 (SOP 98-1) "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Statement of Position No. 98-5 (SOP 98-5) "Reporting on the Costs of Start-Up Activities" in 1998. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company was required to adopt both new statements in the first quarter of 1999. The adoption of these statements did not have a material effect on the Company's consolidated financial statements.

                         PLD CAPITAL ASSET (U.S.) INC.

                         CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)



                         PLD CAPITAL ASSET (U.S.) INC.

                                 BALANCE SHEETS
                MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998
                          (THOUSANDS OF U.S. DOLLARS)

                                                              MARCH 31,    DECEMBER 31,
                                                                1999           1998
                                                              ---------    ------------
Assets:
  Current:
     Cash and cash equivalents..............................   $    10       $    10
     Other receivables and prepaids.........................       228           228
     Assets held for resale.................................     3,949         3,949
     Due from related parties -- installment sales
      contracts.............................................     4,875         6,408
                                                               -------       -------
                                                                 9,062        10,595
  Escrow funds..............................................     1,872           528
  Due from related parties -- installment sales contracts...     3,948         3,806
                                                               -------       -------
                                                                14,882       $14,929
                                                               =======       =======
Liabilities and Shareholder's Equity:
  Current liabilities:
     Accounts payable and accrued liabilities...............     1,831         1,977
     Due to related parties.................................     4,989         5,035
                                                               -------       -------
                                                                 6,820         7,012
  Commitments and contingencies
  Shareholder's equity:
     Capital stock:
     Additional paid-in capital.............................     6,641         6,641
  Retained earnings.........................................     1,421         1,276
                                                               -------       -------
  Total shareholder's equity................................     8,062         7,917
                                                               -------       -------
                                                               $14,882       $14,929
                                                               =======       =======

           See accompanying notes to condensed financial statements.

                         PLD CAPITAL ASSET (U.S.) INC.

                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)
                          (THOUSANDS OF U.S. DOLLARS)

                                                              1999    1998
                                                              ----    ----
Revenue:
  Interest income...........................................  $223    $210
Operating Expenses:
  General and administrative................................    --      --
                                                              ----    ----
Income before taxes.........................................   223     210
Income taxes................................................    78       9
                                                              ----    ----
Net income..................................................  $145    $201
                                                              ====    ====

           See accompanying notes to condensed financial statements.

                         PLD CAPITAL ASSET (U.S.) INC.

                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                          (THOUSANDS OF U.S. DOLLARS)

                                                               1999      1998
                                                              -------    -----
Cash provided by/(used in):
  Operations:
     Net income.............................................  $   145    $ 201
     Non-cash items:
       Change in due from or due to related parties, net....    1,345     (209)
       (Decrease)/increase in accounts payable and accrued
        liabilities.........................................     (146)       8
                                                              -------    -----
                                                                1,344       --
  Investing:
     Escrow.................................................   (1,344)      --
                                                              -------    -----
                                                               (1,344)      --
                                                              -------    -----
Increase /(decrease) in cash and cash equivalents...........       --       --
Cash and cash equivalents, beginning of period..............       10       10
                                                              -------    -----
Cash and cash equivalents, end of period....................  $    10    $  10
                                                              =======    =====

           See accompanying notes to condensed financial statements.

                         PLD CAPITAL ASSET (U.S.) INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999

(1)  BASIS OF PRESENTATION

     The accompanying condensed financial statements are unaudited and have been prepared by PLD Capital Asset (U.S.) Inc. ("PLDCA" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the financial statements include all adjustments necessary for a fair presentation. Certain information and footnote disclosures generally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Results for the interim period are not necessarily indicative of the results for a full year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 1998.

(2)  BUSINESS OPERATIONS AND FUTURE ACTIVITIES

     PLDCA was incorporated on April 17, 1998 under the laws of the State of Delaware and is a wholly-owned subsidiary of PLD Telekom Inc. ("PLD" or the "Parent"). The Company was formed as a special purpose subsidiary to enter into installment sales agreements in respect of certain telecommunications equipment required by PLD's operating subsidiaries located in the Commonwealth of Independent States ("C.I.S."). On June 30, 1998, PLDCA assumed the assets, liabilities and business of PLD Asset Leasing Limited (PLDAL). PLDCA recorded such assets and liabilities at the historical cost of PLDAL, since the entities were under common control. Amounts presented for the three months ended March 31, 1998 reflect the results of operations and cash flows of PLDAL. PLDAL is a Cypriot company wholly owned by the Parent, which existed to enter into lease agreements with related companies. PLDAL is presently inactive and it is the intention of the Parent to dissolve PLDAL.

     Ultimate recoverability of the Company's investments is dependent upon each of PLD's subsidiaries and affiliates, with which it enters into installment sales contracts, achieving and maintaining profitability, which is dependent to a certain extent on a stabilization of the economies of the former Soviet Union, the ability of these companies to maintain their telecommunications licenses and their ability to obtain adequate financing to meet capital commitments.

(3)  COMMITMENTS AND CONTINGENCIES

     (a) In June 1996, PLD issued senior discount notes and convertible subordinated notes with an aggregate principal amount of $149.5 million. The Company is a guarantor of the debt under the terms of the related indentures.

     As noted in its annual report on Form 10-K, PLD does not presently have sufficient funds on hand to meet its current debt obligations. While management of PLD believe that, as long as progress towards settlement of such obligations is being made, the holders of such debt will agree to payment deferrals beyond the present due date of May 31, 1999, there can be no assurance that the holders will grant such deferrals or that they will not demand payment in full of the obligations. PLD's failure to make payment in full could result in a cross-default under and acceleration of the senior discount notes and convertible subordinated notes for which the Company serves as a guarantor. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     (b) As of March 31, 1999, the Company had entered into purchase commitments with unaffiliated companies relating to telecommunications equipment amounting to $2,051,000.

                         PLD CAPITAL ASSET (U.S.) INC.

(4)  COMPREHENSIVE INCOME

     For the three months ended March 31, 1999 and 1998, comprehensive income was equal to net income reported on the statement of operations.

(5)  ACCOUNTING PRONOUNCEMENTS

     The American Institute of Certified Public Accountants issued Statement of Position No. 98-1 (SOP 98-1) "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Statement of Position No. 98-5 (SOP 98-5) "Reporting on the Costs of Start-Up Activities" in 1998. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company was required to adopt both new statements in the first quarter of 1999. The adoption of these statements did not have a material effect on the Company's consolidated financial statements.

                       TECHNOCOM LIMITED AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                       TECHNOCOM LIMITED AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998

                                                              MARCH 31,     DECEMBER 31,
                                                                 1999           1998
                                                              ----------    -------------
                                                              (THOUSANDS OF U.S. DOLLARS,
                                                                   EXCEPT SHARE AND
                                                                    PER SHARE DATA)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $    409       $    390
  Trade receivables, net of allowances......................      2,317          2,394
  Other receivables.........................................      2,028          1,880
  Due from related parties..................................      8,256          8,162
                                                               --------       --------
          TOTAL CURRENT ASSETS..............................     13,010         12,826
Property and equipment, net.................................     47,553         48,408
Telecommunications licenses, net............................     30,558         31,904
Due from related parties....................................      2,135          1,752
Goodwill, net...............................................     10,433         10,572
Other investments and assets, net...........................        591            593
                                                               --------       --------
          TOTAL ASSETS......................................   $104,280       $106,055
                                                               ========       ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................      2,977          2,915
  Accrued liabilities.......................................      1,177            757
  Taxes payable.............................................      4,551          3,571
  Due to related parties....................................     22,897         21,621
  Other current liabilities.................................        777            759
                                                               --------       --------
          TOTAL CURRENT LIABILITIES.........................     32,379         29,623
Other liabilities...........................................         --             --
Due to related parties......................................      8,000          8,000
Supplier financing..........................................      1,819          2,068
SHAREHOLDERS' EQUITY
Capital stock...............................................          1              1
  Preference shares, par value $1.00 per share, authorized,
     issued and fully paid -- 1,000 shares
  Ordinary shares, par value IR(pound)1 per share,
     authorized -- 1,000 shares, issued and fully
     paid -- 199 shares
  Share premium.............................................     40,390         40,390
  Additional Capital........................................     46,439         46,439
  Accumulated deficit.......................................    (24,748)       (20,466)
                                                               --------       --------
TOTAL SHAREHOLDERS' EQUITY..................................     62,082         66,364
                                                               --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................   $104,280       $106,055
                                                               ========       ========

     See accompanying notes to consolidated condensed financial statements

                       TECHNOCOM LIMITED AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                          (THOUSANDS OF U.S. DOLLARS)

                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                              -----------------
                                                               1999       1998
                                                              -------    ------
REVENUES:
  Telecommunications........................................  $ 3,958    $5,377
  Finance lease income......................................      426       447
                                                              -------    ------
          TOTAL REVENUES....................................    4,384     5,824
DIRECT COSTS................................................    2,520     2,178
                                                              -------    ------
GROSS PROFIT................................................    1,864     3,646
OPERATING EXPENSES:
  General and administrative................................    2,441     1,996
  Depreciation..............................................    1,114       854
  Amortization..............................................    1,486        65
  Taxes other than income taxes.............................      663       434
                                                              -------    ------
          TOTAL OPERATING EXPENSES..........................    5,704     3,349
OPERATING LOSS..............................................   (3,840)      297
OTHER INCOME/(EXPENSE):
  Share of loss from equity investments.....................     (137)     (210)
  Interest income...........................................       --        81
  Interest expense..........................................     (362)     (143)
  Foreign exchange gain.....................................       66        --
                                                              -------    ------
LOSS BEFORE TAXATION AND MINORITY INTEREST..................   (4,273)       25
Income taxes................................................       (9)     (377)
                                                              -------    ------
          LOSS BEFORE MINORITY INTEREST.....................   (4,282)     (352)
Minority interest...........................................       --        --
                                                              -------    ------
NET LOSS....................................................  $(4,282)   $ (352)
                                                              =======    ======

     See accompanying notes to consolidated condensed financial statements

                       TECHNOCOM LIMITED AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                          (THOUSANDS OF U.S. DOLLARS)

                                                               1999       1998
                                                              -------    ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $(4,282)   $ (352)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization.............................    2,600       919
  Share of loss of equity investments.......................      137       210
Changes in operating assets and liabilities:
  Decrease/(increase) in trade receivables..................       77      (735)
  (Increase)/decrease in other receivables..................     (148)      772
  Changes in due from/to related parties....................      (58)    1,813
  Increase/(decrease) in accounts payable and deferred
     taxes..................................................       62      (797)
  Increase/(decrease) in accrued liabilities................      420      (711)
  Increase/(decrease) in other liabilities..................      749       (48)
                                                              -------    ------
CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES.............     (443)    1,071
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures........................................     (251)     (782)
Other investments and assets................................       (7)     (148)
                                                              -------    ------
CASH USED IN INVESTING ACTIVITIES...........................     (258)     (930)
                                                              -------    ------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment on long-term indebtedness...........................      720      (427)
                                                              -------    ------
CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES.............      720      (427)
Decrease in cash and cash equivalents.......................       19      (286)
Cash and cash equivalents at beginning of period............      390     4,671
                                                              -------    ------
CASH AT END OF PERIOD.......................................  $   409    $4,385
                                                              =======    ======
Supplemental disclosures:
Interest paid...............................................  $    --    $   50
                                                              =======    ======
Income taxes paid...........................................  $    --    $   --
                                                              =======    ======

     See accompanying notes to consolidated condensed financial statements

                       TECHNOCOM LIMITED AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999

(1) BASIS OF PRESENTATION

     The accompanying consolidated condensed financial statements are unaudited and have been prepared by Technocom Limited (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the consolidated financial statements include all adjustments necessary for a fair presentation. Certain information and footnote disclosures generally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Results for the interim period are not necessarily indicative of the results for a full year. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 1998.

     Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

     The Company's parent is PLD Telekom Inc. ("PLD" or the "Parent"). The Parent's investment in the Company has been pushed down into the Company's consolidated financial statements and allocated to the cost of the telecommunications licenses and goodwill. The Company's consolidated balance sheet at December 31, 1998 and at March 31, 1999 reflects the effect of this push down accounting treatment.

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

(3) COMMITMENTS AND CONTINGENCIES

     In June 1996, PLD issued senior discount notes and convertible subordinated notes with an aggregate principal amount of $149.5 million. The Company is a collateralee of the debt under the terms of the related indentures.

     As noted in its annual report on Form 10-K, PLD does not presently have sufficient funds on hand to meet its current debt obligations. While management of PLD believe that, as long as progress towards settlement of such obligations is being made, the holders of such debt will agree to payment deferrals beyond the present due date of May 31, 1999, there can be no assurance that the holders will grant such deferrals or

                       TECHNOCOM LIMITED AND SUBSIDIARIES
that they will not demand payment in full of the obligations. PLD's failure to make payment in full could result in a cross-default under and acceleration of the senior discount notes and convertible subordinated notes. These factors raise substantial doubt about the Parent's ability to continue as a going concern. The Company is dependent on the continued financial support of its Parent to finance its ongoing operations. Both the Parent and the Company have suffered recurring losses and working capital deficiencies. Should the Parent cease to trade as a going concern, the Company may have to resort to extraordinary measures, including making sales of assets under distressed conditions or ultimately seek the protection of the bankruptcy courts. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company's Russian subsidiary, Teleport-TP, currently utilizes capacity on three Intelsat satellites for the provision of its international and domestic long distance services, pursuant to rolling fifteen year contracts with Intelsat. These agreements require quarterly payments of $1.3 million for the remainder of their terms.

     As of March 31, 1999, the Company has a commitment to pay PLD $8,000,000 on April 20, 2001 in accordance with the terms of an agreement dated April 21, 1998 between the Company and PLD. In addition, according to the terms of the agreement interest accrues at the rate of 14% p.a. and will be payable annually in arrears on the anniversary of the agreement date.

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

(4) COMPREHENSIVE INCOME

     For the three months ended March 31, 1999 and 1998, comprehensive loss was equal to consolidated net loss reported on the consolidated statement of operations.

(5) ACCOUNTING PRONOUNCEMENTS

     The American Institute of Certified Public Accountants issued Statement of Position No. 98-1 (SOP 98-1) "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Statement of Position No. 98-5 (SOP 98-5) "Reporting on the Costs of Start-Up Activities" in 1998. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company was required to adopt both new statements in the first quarter of 1999. The adoption of these statements did not have a material effect on the Company's consolidated financial statements.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

                  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998

                                                               MARCH 31,           DECEMBER 31,
                                                                  1999                 1998
                                                              ------------        ---------------
                                                              (THOUSANDS OF U.S. DOLLARS, EXCEPT
                                                                   SHARE AND PER SHARE DATA)
                                             ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 1,965               $ 1,642
  Trade receivables, net of allowance.......................      3,017                 3,811
  Inventory.................................................      1,641                 1,495
  Prepaid expenses and other current assets.................      1,567                   733
                                                                -------               -------
          Total current assets..............................      8,190                 7,681
Property and equipment, net.................................     29,617                29,746
Telecommunications license, net.............................     20,962                21,581
                                                                -------               -------
          Total assets......................................    $58,769               $59,008
                                                                =======               =======

                              LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................      1,686                   939
  Due to related parties....................................        487                   602
  Customer deposits and advances............................      4,136                 4,244
                                                                -------               -------
          Total current liabilities.........................      6,309                 5,785
                                                                -------               -------
Commitments and contingencies
Minority interest...........................................      5,977                 6,102
Shareholder's equity:
  Common stock, par value of $1 per share,
     authorized -- 20,001,000 shares, issued and
     outstanding -- 20,000,002 shares.......................     20,000                20,000
  Contributed capital.......................................     30,803                30,803
  Reserve capital...........................................        100                   100
  Accumulated deficit.......................................     (4,420)               (3,782)
                                                                -------               -------
          Total shareholder's equity........................     46,483                47,121
                                                                -------               -------
          Total liabilities and shareholder's equity........    $58,769               $59,008
                                                                =======               =======

     See accompanying notes to consolidated condensed financial statements.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                          (THOUSANDS OF U.S. DOLLARS)

                                                               1999      1998
                                                              ------    ------
Telecommunications revenues.................................  $7,921    $9,549
Direct costs................................................   1,667     1,948
                                                              ------    ------
Gross profit................................................   6,254     7,601
Operating expenses:
  General and administrative................................   2,313     2,313
  Management fees...........................................     344       400
  Depreciation and amortization.............................   1,870     1,388
  Taxes other than income tax...............................      84       135
                                                              ------    ------
          Total operating expenses..........................   4,611     4,236
                                                              ------    ------
Operating income............................................   1,643     3,365

Other income/(expense):
  Interest and other income.................................      37        91
  Foreign exchange loss.....................................    (154)     (110)
                                                              ------    ------
     Net income before income tax and minority interest.....   1,526     3,346
Income tax..................................................   1,089     1,346
                                                              ------    ------
          Net income before minority interest...............     437     2,000
Minority interest...........................................     475     1,257
                                                              ------    ------
Net (loss)/income...........................................  $  (38)   $  743
                                                              ======    ======

     See accompanying notes to consolidated condensed financial statements.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                          (THOUSANDS OF U.S. DOLLARS)

                                                               1999       1998
                                                              -------    -------
Cash flows provided by operating activities:
  Net (loss)/income.........................................  $   (38)   $   743
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    1,870      1,388
     Gain on disposal.......................................       --        (15)
     Bad debt expense.......................................      137        180
     Minority interest......................................      475      1,257
     Changes in operating assets and liabilities:
       Decrease/(increase) in trade receivables.............      657       (472)
       (Increase)/decrease in inventory.....................     (146)       167
       (Increase)/decrease in prepaid expenses and other
        current assets......................................     (803)       311
       Increase in accounts payable and accrued
        liabilities.........................................      748        155
       Decrease in due to related parties...................      (95)      (385)
       (Decrease)/increase in customer deposits and
        advances............................................     (108)       253
       Decrease in income tax payable.......................      (51)       (24)
                                                              -------    -------
          Net cash provided by operating activities.........    2,646      3,558
                                                              -------    -------
Cash flows used in investing activities -- purchase of
  property and equipment....................................   (1,123)      (960)
                                                              -------    -------
Cash flows used in financing activities -- dividend
  payments..................................................   (1,200)        --
                                                              -------    -------
          Increase in cash and cash equivalents.............      323      2,598
Cash and cash equivalents at beginning of period............    1,642      5,294
                                                              -------    -------
Cash and cash equivalents at end of period..................  $ 1,965    $ 7,892
                                                              =======    =======
Supplemental disclosures:
  Interest paid.............................................  $    --    $    --
                                                              =======    =======
  Income taxes paid.........................................  $ 1,126    $ 1,361
                                                              =======    =======

     See accompanying notes to consolidated condensed financial statements.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999

(1)  BASIS OF PRESENTATION

     The accompanying consolidated condensed financial statements are unaudited and have been prepared by Wireless Technology Corporations Limited ("WTC" or "the Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the consolidated financial statements include all adjustments necessary for a fair presentation. Certain information and footnote disclosures generally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Results for interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 1998.

     The Company's ultimate parent is PLD Telekom Inc. ("PLD"). The parent's investment in the Company has been pushed down into the Company's consolidated financial statements and allocated to the cost of the telecommunications license. The Company's consolidated balance sheet at December 31, 1998 and at March 31, 1999 reflects the effect of this push down accounting treatment. The cost of the telecommunications license is amortized on a straight line basis over the term of the license.

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

(3)  COMMITMENTS AND CONTINGENCIES

     In June 1996, PLD issued senior discount notes and convertible subordinated notes with an aggregate principal amount of $149.5 million. The Company is a guarantor of the debt under the terms of the related indentures. The Company is also guarantor of other indebtedness of PLD to The Travelers Insurance Company and The Travelers Indemnity Company (the "Travelers Parties").

     As noted in its annual report on Form 10-K, PLD does not presently have sufficient funds on hand to pay the indebtedness to the Travelers Parties which is currently due on May 31, 1999. While management of PLD believe that, as long as progress towards settlement of such obligations is being made, the holders of such debt will agree to payment deferrals beyond the present due date of May 31, 1999, there can be no assurance that the Travelers Parties will grant such deferrals or that they will not demand payment in full of the obligations. PLD's failure to make payment in full could result in a claim being made against the Company under its guaranty and a cross-default under and acceleration of the senior discount notes and convertible subordinated notes for which the Company also serves as a guarantor. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     On January 1, 1998, PLD entered into an agreement with ALTEL, under which PLD would provide certain consulting, informational services, management support services and personnel expertise. The

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED agreement provides for a fee of $25,000 per month plus 3.4% of monthly gross revenues and was for a one year term, automatically renewable for successive one year periods unless terminated by either party.

     ALTEL has negotiated an agreement with its other shareholder effective January 1, 1998, under which the shareholder will provide certain consulting services, management support services and personnel expertise. Payments under this agreement are 300,000 tenge per month (U.S. dollar equivalent as of March 31, 1999 approximates $3,429) plus 1.0% of monthly gross revenues. The agreement was for a one year term, automatically renewable for successive one year periods unless terminated by either party.

     ALTEL has accrued profit and other taxes based on interpretations of the law which may ultimately be disputed by the local taxation authorities. Management believes that the exposure to additional profit and other taxes, fines and penalties will not have material effect on the financial position or results of operations of the Company.

(4)  COMPREHENSIVE INCOME

     For the three months ended March 31, 1999 and 1998, comprehensive
(loss)/income was equal to consolidated net (loss)/income reported on the consolidated statement of operations.

(5)  ACCOUNTING PRONOUNCEMENTS

     The American Institute of Certified Public Accountants issued Statement of Position No. 98-1 (SOP 98-1) "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Statement of Position No. 98-5 (SOP 98-5) "Reporting on the Costs of Start-Up Activities" in 1998. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company was required to adopt both new statements in the first quarter of 1999. The adoption of these statements did not have a material effect on the Company's consolidated financial statements.

(6)  DIVIDEND PAYMENTS

     Total dividends declared and paid were $1.2 million and $0 for the three months ended March 31, 1999 and 1998, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This document contains certain forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include certain information relating to political, social and economic conditions in the countries of the former Soviet Union and the Commonwealth of Independent States, the commencement of certain programs and the proposed offering of certain services by the Company's operating subsidiaries, proposed changes in the Company's corporate structure and centers of operations, the impact of Year 2000 issues on the Company's operations and interpretations and actions of certain regulatory authorities, including in the United States, Canada, Russia, Kazakhstan and Belarus, as well as information contained elsewhere in this report where statements are preceded by, followed by, or include the words "believes," "expects," "anticipates," and similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation, those discussed elsewhere in the Report. Furthermore, this document constitutes a Year 2000 Readiness Statement, and the statements herein are subject to the Year 2000 Information and Readiness Disclosure Act, and the Company hereby claims the protection of such Act for this document and all information contained herein.

BASIS OF PRESENTATION

     The Company's key interests at March 31, 1999 include a 71% equity interest in PeterStar, which provides telecommunications services in St. Petersburg, Russia; a 50% equity interest in ALTEL, which provides cellular services in Kazakhstan; a 50% interest in BELCEL, which provides cellular services in Belarus; and an 80.4% equity interest in Technocom which, through its 49.3% equity interest in Teleport-TP, operates an international teleport in Moscow, fiber optic networks in Moscow and its environs and a satellite-based long distance network across Russia.

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

RESULTS OF OPERATIONS

  Three Months Ended March 31, 1999 Versus Three Months Ended March 31, 1998

     Overview. The Company reported a net loss of $12.8 million ($0.34 per share) and an operating loss of $1.9 million on revenues of $29.4 million for the three months ended March 31, 1999, compared to a net loss of $4.5 million ($0.14 per share) and operating income of $7.2 million on operating revenues of $35.2 million reported in the first quarter of 1998. EBITDA of $5.4 million reported in the first quarter of 1999 compared with $12.7 million in the first quarter of 1998.

     The following table shows the Company's consolidated revenues by principal operating subsidiary for the three months ended March 31, 1999 and 1998 and the percentage change in revenues between the periods:

                                           THREE MONTHS ENDED      THREE MONTHS ENDED
                                             MARCH 31, 1999          MARCH 31, 1998            %
                                          --------------------    --------------------    CHANGE OVER
                                          ($ MILLION)      %      ($ MILLION)      %      PRIOR PERIOD
                                          -----------    -----    -----------    -----    ------------
                                                          (THOUSANDS OF U.S. DOLLARS)
PeterStar...............................     13.9         47.2%      17.5         49.7%      (20.6)%
Altel...................................      7.9         26.9%       9.6         27.3%      (17.7)%
Technocom...............................      4.4         15.0%       5.8         16.5%      (24.1)%
BCL.....................................      2.4          8.2%       2.3          6.5%        4.3%
Other...................................      0.8          2.7%       0.0          0.0%        n/a
                                             ----        -----       ----        -----       -----
                                             29.4        100.0%      35.2        100.0%      (16.5)%

     Revenues. Revenues decreased 16.5% from $35.2 million in the first quarter of 1998 to $29.4 million in the first quarter of 1999, as the Company's businesses continued to feel the effects of the Russian economic crisis which commenced in the third quarter of 1998 and the onset of economic problems in Kazakhstan. These economic problems have resulted in the loss of some customers as well as reduced calling activity among those who have remained customers.

     PeterStar and ALTEL continue to account for 74.1% of the Company's consolidated revenues. Although subscriber numbers have increased for both these entities over the comparable periods, revenues per subscriber or line have fallen.

     In the case of Teleport-TP, where tariffs to certain customers are quoted in roubles, revenues have been adversely affected by the rouble devaluation. In addition, collections have slowed and the Company's businesses are having to devote more resources to the process of collecting receivables.

     The Company's new long distance carrier services business, PLDncompass, contributed revenues of $610,000 in the first quarter of 1999, up from $255,000 in the fourth quarter of 1998 when it commenced operations. PLDncompass is expected to be an increasingly important contributor to PLD's consolidated revenues in 1999 and subsequent years as this business is developed.

     Overall, management believes that based upon the current economic circumstances in Russia, revenues in the short-term are unlikely to grow at the same rate as they have in recent years. Given the many uncertainties in the Russian political and economic situations at the present time, exacerbated by the absence of strong leadership or effective economic planning, it is extremely difficult to make any accurate assessment of the prospects for the Company's businesses in 1999. It is not possible to rule out further deterioration in the Russian economic situation which would be likely to impact the Company's businesses adversely. See "Recent Developments -- Russian Economic and Political Turmoil." While management believes that it is taking all available measures to protect the Company and its businesses from the negative effects of any further problems in Russia and Kazakhstan, there can be no assurance that those measures will be successful.

     Gross profit. A portion of the loss in revenues discussed above was offset by an improvement in the Company's overall gross margin. While in absolute terms, gross profit decreased 13.9% to $21.0 million in 1999 from $24.4 million in 1998, as a percentage of revenues, gross profit improved from 69.3 to 71.4%. Given the continuing effects of the Russian economic crisis however, it is difficult to determine whether the Company will be able to maintain this level of gross margin for the balance of 1999.

     General and administrative expenses. General and administrative expenses, which include salaries and sales and marketing expenses in all of the Company's operating subsidiaries, together with corporate office overhead, increased 36.1% to $13.2 million for the three months ended March 31, 1999 from $9.7 million recorded in the first quarter of 1998. As a percentage of revenues, general and administrative expenses for the three months ended March 31, 1999 increased to 44.9% from 27.6% in 1998 reflecting additional costs relating to a number of new projects aimed at developing alternative revenue streams for the Company including its new international carrier services business (the "Carrier Services Business") and Cardlink, which is in the process of implementing wireless card validation systems using proprietary technology.

     Depreciation. Depreciation increased 54.8% to $4.8 million in the first quarter of 1999 compared to $3.1 million incurred in the first quarter of 1998 reflecting the investment of over $44.8 million in property and equipment over the past 12 months. Depreciation will likely continue to grow as capital expenditures are expected to continue, albeit at a slower pace, in 1999. Depreciation represented 16.3% of revenues for the three months ended March 31, 1999 compared to 8.8% a year earlier, largely as a result of the Company's comparatively lower revenues in the first quarter of 1999 compared to 1998.

     Amortization expense. For the three months ended March 31, 1999, the Company incurred total amortization charges of $3.6 million compared to $3.1 million a year earlier. Of the 1999 year to date charges, $3.3 million related primarily to the amortization of telecommunications licenses held by PeterStar, ALTEL and Teleport-TP and $0.3 million related to the amortization of deferred financing costs. Deferred financing costs relating to the June 1996 high yield offering are amortized over eight years, the term of the Senior Notes.

     The increase in amortization expense in the three months ended March 31, 1999 was primarily due to the acquisition by the Company, effective September 30, 1998, of an additional 11% interest in PeterStar for consideration of $33.9 million. The excess of the purchase price over identifiable, tangible assets of $28.1 million arising on the acquisition was allocated to goodwill and telecommunications licenses. The value allocated to goodwill ($24.7 million) is being amortized over 20 years and the value allocated to PeterStar's licenses ($3.4 million) is being amortized over its remaining term which expires in 2004. This acquisition has resulted in additional quarterly amortization charges of $0.5 million which commenced in the fourth quarter of 1998.

     ALTEL's telecommunications license, which expires in 2009, is also amortized over its remaining term and resulted in an amortization charge of $0.5 million for the three months ended March 31, 1999, unchanged from a year ago.

     The Company does not anticipate any problems renewing the telecommunications licenses currently held by any of its subsidiaries upon their expiry.

     Share of income/(loss) from equity investments. The Company's share in losses from equity investments, primarily BELCEL, Rosh Telecom and MTR-Sviaz, increased from $0.2 million in the first quarter of 1998 to $0.3 million in the first quarter of 1999. The 1999 first quarter loss consisted of a 50% share of BELCEL's three month loss of $0.4 million and a 50% share of MTR-Sviaz's three month loss of $0.3 million.

     Interest and other income. Interest and other income of $0.3 million in the first quarter of 1999 compared with $0.9 million earned in the first quarter of 1998 and reflects the draw down of escrow cash and other cash resources of the Company and its subsidiaries over the past 12 months. Interest earned on the Company's escrow account totaled $0.2 million in the first quarter of 1999 compared with $0.4 million earned in the first quarter of 1998. The Company's escrow account totaled $16.4 million as of March 31, 1999 compared to $34.3 million a year earlier.

     Interest expense. Interest expense of $6.2 million in the first quarter of 1999 compared with $5.2 million incurred in the first quarter of 1998 and consisted of interest on bank indebtedness and short-term borrowings of $0.8 million, interest accreted on the Senior Notes of $4.8 million and interest expense related to the Convertible Notes of $0.6 million. Interest on the Senior Notes becomes payable in cash semi-annually commencing June 1999 while interest on the Convertible Notes is currently paid in cash semi-annually. The increase in interest expense between the comparative three month periods reflects increased accretion on the Senior Notes ($0.8 million), and interest on cash advances from News Corp. ($0.2 million). See "Liquidity and Capital Resources."

     Foreign exchange loss. For the three months ended March 31, 1999, the Company incurred foreign exchange losses of $0.5 million as compared to $0.1 million a year ago. The comparatively higher 1999 first quarter loss relates to the continuing problems associated with the substantial devaluation of the rouble which commenced in late 1998. The Company has sought, and will continue to seek, to limit the effects of such conditions by minimizing the amount of rouble balances held by its subsidiaries and by taking measures to accelerate collection and currency conversion procedures in so far as this is possible in the current banking and legislative environment.

     Income taxes. The income tax charge for the three months ended March 31, 1999 was $2.6 million compared with $3.0 million in 1998. The provision for income taxes relates substantially to current income taxes in the Company's Russian and Kazakh businesses and its decrease reflects the overall decreased profitability of these subsidiaries over the prior year.

     Minority interest. Minority interest relates principally to the minority shareholdings held in three of the Company's subsidiaries -- PeterStar (29%), ALTEL (50%) and Technocom (19.6%). Minority interest of $1.2 million for the three months ended March 31, 1999 compared with $3.7 million recorded in 1997 and reflects the weaker results experienced in the first quarter of 1999 compared to 1998. In addition, effective September 30, 1998, the Company acquired an additional 11% of PeterStar. Accordingly, PeterStar's minority interest percentage in the first quarter of 1999 was reduced to 29% from 40% a year ago.

     The following table compares the results of operations of the Company's principal operating subsidiaries for the three months ended March 31, 1999 with the three months ended March 31, 1998:

                                            PETERSTAR         ALTEL          TECHNOCOM           BCL
                                           THREE MONTHS    THREE MONTHS    THREE MONTHS      THREE MONTHS
                                              ENDED           ENDED            ENDED            ENDED
                                             MARCH 31        MARCH 31        MARCH 31          MARCH 31
                                           ------------    ------------    -------------    --------------
                                           1999    1998    1999    1998    1999     1998    1999     1998
                                           ----    ----    ----    ----    -----    ----    -----    -----
                                                       (UNAUDITED, THOUSANDS OF U.S. DOLLARS)
Revenues.................................  13.9    17.5     7.9     9.6      4.4     5.8      2.4      2.3
Gross profit -- $........................  11.4    12.0     6.3     7.6      1.9     3.7      1.1      1.2
Gross profit -- %........................  82.0%   68.6%   79.7%   79.2%    43.2%   63.8%    45.8%    52.2%
Operating income/(loss) -- $.............   4.0     7.1     2.2     3.9     (3.8)    0.3      0.3      0.2
Operating income/(loss) -- %.............  28.8%   40.6%   27.8%   40.6%   (86.4)%   5.2%    12.5%     8.7%
Net income/(loss) -- $...................   2.4     6.2     1.0     2.5     (4.3)   (0.4)     0.1      0.2
Net income/(loss) -- %...................  17.3%   35.4%   12.7%   26.0%   (97.7)%  (6.9)%    4.2%     8.7%
EBITDA -- $..............................   5.9     8.8     3.4     4.6     (1.3)    1.0      0.3      0.4
EBITDA -- %..............................  42.4%   50.3%   43.0%   47.9%   (29.5)%  17.2%    12.5%    17.4%
% PLD ownership..........................  71.0%   60.0%   50.0%   50.0%    80.4%   80.4%   100.0%   100.0%

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 1999, a total of $8.2 million in cash was generated from operations (1998 -- $5.5 million), $7.5 million was used in net investing activities (1998 -- $5.2 million) and $0.4 million was provided by financing activities (1998 -- $0.4 million used in financing activities).

     Investments during the first three months of 1999 on telecommunications equipment and infrastructure within PeterStar, ALTEL and Teleport-TP totaled $5.5 million. Funds held in escrow at March 31, 1999 increased to $16.4 million from $14.9 million at the end of 1998 reflecting $0.2 million in interest earned for the quarter and $1.3 million in installment sales receipts from subsidiaries.

     Cash provided by financing activities of $0.4 million related primarily to $2.5 million in short-term funding provided to the Company from News Corp. offset by $0.6 million in dividends paid to a minority shareholder and $1.5 million in long-term debt repayments.

     As of March 31, 1999, the Company reported a working capital deficit of $22.9 million compared to a working capital deficit of $16.0 million at the end of 1998. At March 31, 1999, the Company had consolidated total assets of $349.9 million ($352.1 million as of December 31, 1998) which consisted of $36.5 million in current assets (including $5.7 million in cash and cash equivalents), $169.6 million in property and equipment, $74.6 million in unamortized telecommunications licenses relating to PeterStar, ALTEL and Teleport-TP, escrow funds of $16.4 million and other assets and investments of $52.7 million, including $35.9 million in goodwill, net of amortization, relating to the Company's November 1997 acquisition of an additional 29.65% interest in Technocom and August 1998 acquisition of an additional 11% interest in PeterStar.

     Long-term indebtedness of $155.7 million, consisting primarily of the Company's Senior and Convertible Notes, as a percentage of total assets, was 44.5% as of March 31, 1999, compared to $151.8 million or 43.1% of total assets as of December 31, 1998.

     Shareholders' equity of $112.2 million, as of March 31, 1999, compared with $124.9 million as of December 31, 1998, and consisted of $244.9 million in common stock and additional paid-in capital offset by the Company's deficit of $132.7 million. The Company's ratio of long-term indebtedness to equity at March 31, 1999 was 138.8% compared to 121.5% at December 31, 1998.

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

     The obligation to raise $20.0 million in equity by May 31, 1998 was also a requirement under the terms of the $12.32 million Series A and $3.1 million Series B Revolving Credit Notes issued to The Travelers Insurance Company and The Travelers Indemnity Company (collectively, the "Travelers Parties") in November 1997 in connection with the Company's additional investment in Technocom. As a result of the Company's not raising such equity, the annual interest rate on the Series A and B Notes increased from 12% to 15% as of June 1, 1998.

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

     In addition to the required amortization payments called for under the terms of the Revolving Credit Notes, the Company did not effect certain voluntary amortization (or "targeted reduction in commitment") payments in respect of the Revolving Credit Notes of $0.5 million on July 31, 1998, $0.5 million on August 31, 1998, $1.0 million on September 30, 1998, $1.5 million on October 31, 1998 and $1.5 million on November 30, which resulted in the issuance of a total of 182,000 warrants to Travelers to acquire shares of common stock of the Company at an exercise price of $8.625 per share (the "Additional Warrants").

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

     The Travelers Parties have given the Company a series of payment deferrals since December 31, 1998 with respect to the amounts due under the Series A and Series B Notes, the last of which was given on May 10, 1999 and defers payment of the Notes to May 31, 1999. At the same time, the Travelers Parties have expressly reserved their rights to claim all of the Default Warrants to which they would be entitled under the formula described above, and also to claim that the exercise price of the initial 423,000 warrants issued to the Travelers Parties and the Additional Warrants has been reset at $0.01 per share.

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

     In addition, the Company may become obligated to make payments in July 1999 of up to $28.2 million to Plicom Limited ("Plicom") and Elite International Limited ("Elite"), the two minority shareholders of Technocom, as a result of the following. The Company has put and call agreements with Plicom and Elite which, following the November 1997 acquisition by the Company of a portion of each of their interests in Technocom, beneficially own 14.57% and 5.03%, respectively, of the ordinary shares of Technocom. Under the put and call option agreement with Plicom, Plicom has the right, commencing June 30, 1999 and continuing until June 30, 2019, to require the Company to acquire its remaining holding in Technocom, and the Company has the right to require Plicom to sell such holding, for a purchase price of $17.5 million. Under its put and call option agreement with Elite, Elite has: (i) the right, commencing June 30, 1998 and continuing until June 30, 2019, to require the Company to acquire 2 of its remaining shares in Technocom, and the Company has the right to require Elite to sell such shares, for a purchase price of $1 million or, at Elite's option, that number of shares of Common Stock which results from dividing $1 million by the lower of $5.85 and the average closing price of such shares over the preceding ten trading days; and (ii) the further right, commencing June 30, 1999 and continuing until June 30, 2019, to require the Company to acquire its 8 remaining shares in Technocom, and the Company has the right to require Elite to sell such shares, for a purchase price based on the Company's valuation of Technocom, provided that such purchase price shall not be less than $6,689,655 nor more than $9,620,689.

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

     These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     Implementation of the Company's Cardlink wireless card verification business and the Carrier Services Business, both of which are already underway, is expected to accelerate during 1999. The Company will be required to support both businesses until they become self-financing. While Cardlink is not expected to require significant immediate cash, development of the first phase of the Carrier Services Business is expected to require capital expenditures which are anticipated to come from the Senior Note escrow account, and a further part from vendor financing. However, some additional funding will likely be required to develop the Carrier Services Business until it is able to generate sufficient cash to be self-sustaining (in terms of generating sufficient cash to fund its operating and capital needs), which is not expected to occur until 2000.

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

     In August 1998, the Russian government experienced a significant upheaval, with the dismissal of the reformist government led by Sergei Kiriyenko and its replacement by one led by Yevgeny Primakov. The Primakov government did not propose a plan to address Russia's economic and financial difficulties, one result of which has been to cause the International Monetary Fund to delay further assistance to the Russian government. In May 1999, another political upheaval occurred, when President Boris Yeltsin dismissed the Primakov government and selected Sergei Stepashin as the new Prime Minister. The Russian parliament has yet to approve the selection of Mr. Stepashin as Prime Minister, and it could be some time before it does so. It is too soon to predict what policies will be adopted by the new Stepashin government. This most recent governmental reshuffling creates increased uncertainty about the future political situation in Russia, which in turn creates additional concern about the ability of the government to deal with the many problems currently afflicting the Russian economic system.

     At the present time, it is not possible to predict the complete effect of the continuing economic, financial and political difficulties in Russia, although they have made for a difficult business environment in Russia. Although demand for the Company's telecommunications services continued during the economic and banking crisis in the second half of 1998, the economic difficulties in Russia have adversely affected the Company's operating subsidiaries and the Company's consolidated results for the year ended December 31, 1998 and the first three months of 1999. As described in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's operating subsidiaries incurred a significant foreign exchange loss in 1998 and an increased exchange loss in the first three months of 1999 as compared to the same period in 1998, together with a reduction in revenues on a year-on-year basis, and the Company expects that revenues and margins will remain under pressure, and that the average age of its receivables is likely to continue to grow. The Company is not yet able to predict the effects of the ongoing difficulties on its results for 1999, but the continuing economic difficulties in Russia will likely continue to have an adverse effect on the Company in current and future reporting periods, and there can be no assurance that such adverse effects will not be material.

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

YEAR 2000 ISSUE

     The Year 2000 issue exists because many computer systems and applications, particularly older systems and applications, use a two-digit, rather than a four-digit, date field to designate a particular year. As a result of the century change, date-sensitive systems may recognize dates in the twenty-first century (i.e., after 2000) as dates in the twentieth century (i.e., the corresponding year commencing with the prefix 19 ). Equally, such systems may not recognize dates in the twenty-first century at all. All of this could lead to system failures or miscalculations which could lead to disruption of operations such as data being lost, an inability to process transactions, incorrect data being generated and critical deadlines being overlooked. The impact of these disruptions could be significant.

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

     To date, the Company has expended approximately $0.4 million for remediation efforts and expects that its total remediation costs, including scheduled upgrades and replacements of approximately $3.1 million, will be approximately $4.0 million.

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

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

       None

     (b) Reports on Form 8-K

        None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PLD TELEKOM INC.

Date: May 17, 1999                        By:      /s/ SIMON EDWARDS
                                          --------------------------------------
                                                      Simon Edwards
                                          Senior Vice President, Chief Financial
                                                  Officer and Treasurer