Form 10-Q/A
period 1999-03-31
PLD TELEKOM INC
filed 1999-05-24
CIK 890568

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

                                PLD TELEKOM INC.

                                     INDEX


                                                              PAGE
                                                              ----

PART I FINANCIAL INFORMATION

  Item 1. Financial Statements

     PLD Telekom Inc.
       Consolidated Condensed Balance Sheets as of March 31,
        1999 (Unaudited) and December 31, 1998..............    3
       Consolidated Condensed Statements of Operations
        (Unaudited) for the three months ended March 31,
        1999 and 1998.......................................    4
       Consolidated Condensed Statements of Cash Flows
        (Unaudited) for the three months ended March 31,
        1999 and 1998.......................................    5
       Notes to Consolidated Condensed Financial Statements
        (Unaudited) for the three months ended March 31,
        1999................................................    6

     Baltic Communications Limited
       Condensed Balance Sheets as of March 31, 1999
        (Unaudited) and December 31, 1998...................   13
       Condensed Statements of Operations (Unaudited) for
        the three months ended March 31, 1999 and 1998......   14
       Condensed Statements of Cash Flows (Unaudited) for
        the three months ended March 31, 1999 and 1998......   15
       Notes to Condensed Financial Statements (Unaudited)
        for the three months ended March 31, 1999...........   16

     NWE Capital (Cyprus) Ltd.
       Consolidated Condensed Balance Sheets as of March 31,
        1999 (Unaudited) and December 31, 1998..............   19
       Consolidated Condensed Statements of Operations
        (Unaudited) for the three months ended March 31,
        1999 and 1998.......................................   20
       Consolidated Condensed Statements of Cash Flows
        (Unaudited) for the three months ended March 31,
        1999 and 1998.......................................   21
       Notes to the Consolidated Condensed Financial
        Statements (Unaudited) for the three months ended
        March 31, 1999......................................   22

     PLD Capital Asset (U.S.) Inc.
       Condensed Balance Sheets as of March 31, 1999
        (Unaudited) and December 31, 1998...................   25
       Condensed Statements of Operations (Unaudited) for
        the three months ended March 31, 1999 and 1998......   26
       Condensed Statements of Cash Flows (Unaudited) for
        the three months ended March 31, 1999 and 1998......   27
       Notes to Condensed Financial Statements (Unaudited)
        for the three months ended March 31, 1999...........   28

     Technocom Limited and Subsidiaries
       Consolidated Condensed Balance Sheets as of March 31,
        1999 (Unaudited) and December 31, 1998..............   31
       Consolidated Condensed Statements of Operations
        (Unaudited) for the three months ended March 31,
        1999 and 1998.......................................   32
       Consolidated Condensed Statements of Cash Flows
        (Unaudited) for the three months ended March 31,
        1999 and 1998.......................................   33
       Notes to the Consolidated Condensed Financial
        Statements (Unaudited) for the three months ended
        March 31, 1999......................................   34

                                                              PAGE
                                                              ----
     Wireless Technology Corporations Limited
       Consolidated Condensed Balance Sheets as of March 31,
        1999 (Unaudited) and December 31, 1998..............   37
       Consolidated Condensed Statements of Operations
        (Unaudited) for the three months ended March 31,
        1999 and 1998.......................................   38
       Consolidated Condensed Statements of Cash Flows
        (Unaudited) for the three months ended March 31,
        1999 and 1998.......................................   39
       Notes to the Consolidated Condensed Financial
        Statements (Unaudited) for the three months ended
        March 31, 1999......................................   40

  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   42

PART II OTHER INFORMATION

  Item 2. Changes in Securities and Use of Proceeds.........   52

  Item 6. Exhibits and Reports on Form 8-K..................   52



     PLD TELEKOM INC. HEREBY AMENDS ITS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 17, 1999, BY CORRECTING CERTAIN ERRORS CONTAINED IN ITS CONSOLIDATED CONDENSED BALANCE SHEET AS OF MARCH 31, 1999 AND THE RELATED DISCUSSION IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND IN NOTE 1(b) TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                PLD TELEKOM INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998


                                                                MARCH 31           DECEMBER 31
                                                                  1999                 1998
                                                              -------------        ------------
                                                               (IN THOUSANDS, EXCEPT SHARE AND
                                                                       PER SHARE DATA)
                                            ASSETS
Current assets:
  Cash and cash equivalents.................................    $     5,683         $   4,579
  Trade receivables, net of allowances......................         12,867            14,905
  Other receivables and prepaids............................          5,159             4,609
  Inventory.................................................          4,113             4,152
  Due from related parties..................................          8,684             9,152
                                                                -----------         ---------
          Total current assets..............................         36,506            37,397
Escrow funds................................................         16,419            14,908
Property and equipment, net.................................        169,647           168,937
Telecommunications licenses, net............................         74,606            77,359
Due from related parties....................................          2,011             2,011
Other investments...........................................          5,350             5,183
Goodwill, net...............................................         35,866            36,368
Other assets................................................          9,509             9,945
                                                                -----------         ---------
          Total assets......................................    $   349,914         $ 352,108
                                                                ===========         =========
                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.....................................         20,624            18,124
  Accounts payable..........................................         10,681            10,278
  Accrued liabilities.......................................          5,078             3,281
  Taxes payable.............................................          5,148             3,664
  Due to related parties....................................          4,172             4,639
  Deferred revenues.........................................          2,422             2,869
  Customer deposits.........................................          4,162             4,271
  Other current liabilities.................................         13,443             6,270
                                                                -----------         ---------
          Total current liabilities.........................         65,730            53,396
Long-term debt..............................................        149,384           151,814
Minority interest...........................................         22,600            22,021
Shareholders' equity:
  Preferred stock, par value $0.01 per share,
     authorized -- 100,000,000, issued and
     outstanding -- 446,884.................................              4                 4
  Common stock, par value $0.01 per share,
     authorized -- 100,000,000, issued and
     outstanding -- 37,846,789..............................            378               378
  Additional paid-in capital................................        244,537           244,419
  Accumulated deficit.......................................       (132,719)         (119,924)
                                                                -----------         ---------
          Total shareholders' equity........................        112,200           124,877
                                                                -----------         ---------
          Total liabilities and shareholders' equity........    $   349,914         $ 352,108
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


     (b) Net loss per share. Basic EPS is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period presented. Potentially dilutive common stock equivalents totalling 19,701,527 and

                                PLD TELEKOM INC.

12,484,380 at March 31, 1999 and 1998, respectively, have not been included in the computation of diluted net loss per common share because they were antidilutive for the periods presented.

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

                                PLD TELEKOM INC.

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


     As of March 31, 1999, the Company reported a working capital deficit of $29.2 million compared to a working capital deficit of $16.0 million at the end of 1998. At March 31, 1999, the Company had consolidated total assets of $349.9 million ($352.1 million as of December 31, 1998) which consisted of $36.5 million in current assets (including $5.7 million in cash and cash equivalents), $169.6 million in property and equipment, $74.6 million in unamortized telecommunications licenses relating to PeterStar, ALTEL and Teleport-TP, escrow funds of $16.4 million and other assets and investments of $52.7 million, including $35.9 million in goodwill, net of amortization, relating to the Company's November 1997 acquisition of an additional 29.65% interest in Technocom and August 1998 acquisition of an additional 11% interest in PeterStar.


     Long-term indebtedness of $149.4 million, consisting primarily of the Company's Senior and Convertible Notes, as a percentage of total assets, was 42.7% as of March 31, 1999, compared to $151.8 million or 43.1% of total assets as of December 31, 1998.



     Shareholders' equity of $112.2 million, as of March 31, 1999, compared with $124.9 million as of December 31, 1998, and consisted of $244.9 million in common stock and additional paid-in capital offset by the Company's deficit of $132.7 million. The Company's ratio of long-term indebtedness to equity at March 31, 1999 was 133.1% compared to 121.5% at December 31, 1998.


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

                               OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

       None

     (b) Reports on Form 8-K

        None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PLD TELEKOM INC.


Date: May 21, 1999                        By:      /s/ SIMON EDWARDS

                                          --------------------------------------
                                                      Simon Edwards
                                          Senior Vice President, Chief Financial
                                                  Officer and Treasurer