Form 10-Q
period 1999-06-30
PLD TELEKOM INC
filed 1999-08-16
CIK 890568

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

       COMMON STOCK, $.01 PAR VALUE -- 37,846,789 SHARES (AUGUST 9, 1999)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                PLD TELEKOM INC.

                                     INDEX

                                                              PAGE
                                                              ----
Recent Developments.........................................    3

PART I FINANCIAL INFORMATION

  Item 1. Financial Statements

     PLD Telekom Inc.
       Consolidated Condensed Balance Sheets as of June 30,
        1999 (Unaudited) and December 31, 1998..............    7
       Consolidated Condensed Statements of Operations
        (Unaudited) for the three and six months ended June
        30, 1999 and 1998...................................    8
       Consolidated Condensed Statements of Cash Flows
        (Unaudited) for the six months ended June 30, 1999
        and 1998............................................    9
       Notes to Consolidated Condensed Financial Statements
        (Unaudited) for the three and six months ended June
        30, 1999............................................   10

     Baltic Communications Limited
       Condensed Balance Sheets as of June 30, 1999
        (Unaudited) and December 31, 1998...................   18
       Condensed Statements of Operations (Unaudited) for
        the three and six months ended June 30, 1999 and
        1998................................................   19
       Condensed Statements of Cash Flows (Unaudited) for
        the six months ended June 30, 1999 and 1998.........   20
       Notes to Condensed Financial Statements (Unaudited)
        for the three and six months ended June 30, 1999....   21

     NWE Capital (Cyprus) Ltd.
       Consolidated Condensed Balance Sheets as of June 30,
        1999 (Unaudited) and December 31, 1998..............   25
       Consolidated Condensed Statements of Operations
        (Unaudited) for the three and six months ended June
        30, 1999 and 1998...................................   26
       Consolidated Condensed Statements of Cash Flows
        (Unaudited) for the six months ended June 30, 1999
        and 1998............................................   27
       Notes to the Consolidated Condensed Financial
        Statements (Unaudited) for the three and six months
        ended June 30, 1999.................................   28

     PLD Capital Asset (U.S.) Inc.
       Condensed Balance Sheets as of June 30, 1999
        (Unaudited) and December 31, 1998...................   32
       Condensed Statements of Operations (Unaudited) for
        the three and six months ended June 30, 1999 and
        1998................................................   33
       Condensed Statements of Cash Flows (Unaudited) for
        the six months ended June 30, 1999 and 1998.........   34
       Notes to Condensed Financial Statements (Unaudited)
        for the three and six months ended June 30, 1999....   35

     Technocom Limited and Subsidiaries
       Consolidated Condensed Balance Sheets as of June 30,
        1999 (Unaudited) and December 31, 1998..............   38
       Consolidated Condensed Statements of Operations
        (Unaudited) for the three and six months ended June
        30, 1999 and 1998...................................   39
       Consolidated Condensed Statements of Cash Flows
        (Unaudited) for the six months ended June 30, 1999
        and 1998............................................   40
       Notes to the Consolidated Condensed Financial
        Statements (Unaudited) for the three and six months
        ended June 30, 1999.................................   41

                                                              PAGE
                                                              ----
     Wireless Technology Corporations Limited
       Consolidated Condensed Balance Sheets as of June 30,
        1999 (Unaudited) and December 31, 1998..............   45
       Consolidated Condensed Statements of Operations
        (Unaudited) for the three and six months ended June
        30, 1999 and 1998...................................   46
       Consolidated Condensed Statements of Cash Flows
        (Unaudited) for the six months ended June 30, 1999
        and 1998............................................   47
       Notes to the Consolidated Condensed Financial
        Statements (Unaudited) for the three and six months
        ended June 30, 1999.................................   48

  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   51

PART II OTHER INFORMATION

  Item 2. Changes in Securities and Use of Proceeds.........   63

  Item 6. Exhibits and Reports on Form 8-K..................   63

RECENT DEVELOPMENTS

  Merger with Metromedia International Group, Inc.

     On May 18, 1999 PLD Telekom Inc. (the "Company") entered into an agreement (the "Merger Agreement") with Metromedia International Group, Inc. ("MMG") pursuant to which the Company would merge with Moscow Communications, Inc., a newly formed, wholly owned subsidiary of MMG.

     MMG is a global communications company engaged in the development and operation of a variety of communications businesses, including cellular telecommunications, fixed telephony, international and long distance telephony, cable television, paging and radio broadcasting, in Eastern Europe, the former Soviet Union, China and other selected emerging markets. Its common stock is listed on the American and Pacific Stock Exchanges, under the symbol MMG.

     Upon consummation of the merger (the "Merger"), the Company will become a wholly owned subsidiary of MMG, and the holders of shares of common stock (the "Common Stock") of the Company will receive shares of MMG on the basis of an exchange ratio determined in the manner set forth below:

     (a) if the Average MMG Stock Price (as defined below) is less than $6.25 and equal to or greater than $5.25, the exchange ratio will be equal to $3.50 divided by the Average MMG Stock Price;

     (b) if the Average MMG Stock Price is equal to or greater than $6.25 and less than or equal to $8.00, the exchange ratio will be 0.56;

     (c) if the Average MMG Stock Price is greater than $8.00, the exchange ratio will be equal to $4.48 divided by the Average MMG Stock Price; and

     (d) if the Average MMG Stock Price is less than $5.25, then the exchange ratio will be 0.6667. However, the Company has the right to terminate the Merger Agreement if the Average MMG Stock Price is less than $5.25 if MMG does not agree to increase (or "top up") the exchange ratio to an amount equal to $3.50 divided by the Average MMG Stock Price, and the further right to terminate the Merger Agreement in all events (without MMG having any "top up" right) if the Average MMG Stock Price is less than $4.00.

     The "Average MMG Stock Price" is to be determined by taking the average of the daily closing prices of the common stock of MMG on the American Stock Exchange Composite Transactions Tape for the twenty consecutive trading days ending on the third business day immediately prior to the meeting of the shareholders of the Company which will be called to approve the Merger.

     The Company's Series II and Series III Preferred Shares will be redeemed for cash for a redemption price of Cdn. $1.00 per share. Outstanding options and warrants to acquire the Company's Common Stock will be converted into options and warrants of MMG on the basis of the exchange ratio, and any of the Company's 9% Convertible Subordinated Notes due 2006 (the "Convertible Notes"), which are not exchanged under the terms of the exchange offer described below and are still outstanding, will be assumed by MMG and will be convertible into common stock of MMG also on the basis of the exchange ratio.

     Salomon Smith Barney Inc., who have acted as financial advisors to the Company, have opined to the Board of Directors of the Company that the exchange ratio is fair from a financial point of view to the Company, and Donaldson, Lufkin & Jenrette Securities Corporation, who have acted as financial advisors to MMG, have opined to the Board of Directors of MMG that the exchange ratio is fair from a financial point of view to MMG.

     In connection with the Merger Agreement, News America Incorporated ("News America") which, through an affiliate, owns approximately 38% of the Company's Common Stock, has entered into an agreement (the "Voting Agreement") with MMG pursuant to which News America has agreed to vote its Common Stock in favor of the Merger Agreement and not to vote for, solicit, discuss or support any other transaction involving the Company which could have the effect of interfering with, preventing or materially delaying the Merger.

     In addition, MMG has entered into a bridge loan agreement with the Company pursuant to which MMG has agreed to lend the Company up to $7 million, secured by an approximately 58% interest in the Company's subsidiary Technocom Limited ("Technocom"), at an annual interest rate of 10% to fund its ongoing operations during the period from the execution of the Merger Agreement to the date that the Merger is consummated (or the Merger Agreement is terminated). As of July 31, 1999, the Company had borrowed $4.0 million under such bridge loan agreement.

     The consummation of the Merger Agreement is subject to a number of conditions, including the approval of the Merger by the shareholders of the Company and of MMG, the receipt of various governmental clearances and consents, the absence of any material adverse change in the Company's or MMG's respective businesses and operations and other customary closing conditions. In addition, it is subject to a number of other conditions, as follows:

     (a) Exchange Offer. At least 95% in aggregate principal amount of each of the Company's 14% Senior Discount Notes due 2004 (the "Senior Notes") and of the Convertible Notes (and, together with the Senior Notes, the "Outstanding Company Notes") shall have agreed to the amendment of the indentures governing the Outstanding Company Notes (the "Existing Indentures") and exchanged such Notes for new 10 1/2% Senior Notes due 2007 of MMG (the "New MMG Notes"). In this connection substantially all of the holders of the Outstanding Company Notes have entered into an agreement with MMG, subject to the consummation of the Merger and certain other conditions, to: (i) defer to the date the Merger is consummated all interest payable on the Outstanding Company Notes during the period from the execution of the Merger Agreement to the date the Merger is consummated; (ii) amend the Existing Indentures, and
         (iii) tender all Outstanding Company Notes held by them for New MMG Notes.

     (b) Modification of Travelers Revolving Credit Agreement. The Travelers Insurance Company and The Travelers Indemnity Company (collectively, the "Travelers Parties") shall have consummated the transactions contemplated by a note and warrant modification agreement (the "Travelers Note Modification Agreement") entered into simultaneous with the execution of the Merger Agreement. Under the Travelers Note Modification Agreement the Travelers Parties have agreed not to exercise any warrants held by them, or certain other rights which they have under the Revolving Credit and Warrant Agreement dated November 26, 1997 with the Company, as amended (the "Travelers Revolving Credit Agreement"), until the Merger is consummated (or the Merger Agreement is terminated). In addition, MMG and the Travelers Parties have agreed that, in the event that the Merger is consummated: (i) the guarantees given by News America with respect to $3.1 million of the amounts due to the Travelers Parties will be released; (ii) the amount due to the Travelers Parties will be paid, as to $8.5 million, on the date the Merger is consummated, and as to the remaining $4.92 million, on the earlier of August 2000 or one year after the consummation of the Merger, together with interest at an annual rate of 10.5%; (iii) in lieu of their rights under the Travelers Revolving Credit Agreement to receive warrants to purchase Common Stock of the Company, the Travelers Parties will receive at closing 100,000 shares of the Company's Common Stock (which will be converted at closing into shares of MMG at the applicable exchange ratio) and 10-year warrants to purchase 700,000 shares of common stock of MMG at a price based upon 125% of the average closing price of such common stock during December 2000, but not to be less than $10 per share or more than $15 per share; and (iv) the Travelers Revolving Credit Agreement will be amended and restated to reflect the foregoing matters and to provide certain additional guarantees of the amounts due to the Travelers Parties.

     (c) News Letter Agreement. News America and MMG shall have consummated the arrangements contemplated by a letter agreement (the "News Letter Agreement") entered into between them simultaneous with the execution of the Merger Agreement. Under the News Letter Agreement News America has agreed not to exercise any rights under its Revolving Credit Agreement dated as of September 30, 1998 with the Company, as amended (the "News Revolving Credit Agreement") until the Merger is consummated (or the Merger Agreement is terminated), and MMG has agreed that, on the date that the Merger is consummated, it will cause: (i) the amount advanced by News

         America under the News Revolving Credit Agreement, namely, $6.45 million, to be repaid in full, together with interest at an annual rate of 10% (in lieu of the 20% rate specified in the News Revolving Credit Agreement); and (ii) the guarantees given by News America to the Travelers Parties to be cancelled.

     (d) Technocom Put/Call Agreement. The Company shall have completed the purchase of the shares of Technocom from Plicom Limited ("Plicom") and Elite International Limited ("Elite") in accordance with option modification agreements with each of them (the "Option Modification Agreements") entered into simultaneously with the execution of the Merger Agreement. Under the Option Modification Agreements, Plicom and Elite have agreed not to exercise their rights under their current put and call agreements with the Company to require the Company to purchase their interests in Technocom (currently exercisable after June 30, 1999) until the Merger is consummated (or the Merger Agreement is terminated), and the Company has agreed that, on the date that the Merger is consummated, it will purchase Plicom's remaining 14.57% interest in Technocom for $8.75 million, and Elite's remaining 5.03% interest in Technocom for $3.85 million, such sums representing 50% of the amounts to which such parties would have otherwise been entitled had they exercised their rights under their current put and call agreements. In addition, the Company has agreed to pay various other amounts due to Plicom and to cause its release from any guarantees of obligations undertaken at the request of the Company, and various other agreements with Plicom and Elite will be terminated.

     The Merger Agreement and the Merger have been unanimously approved by the Boards of Directors of both MMG and the Company, and each Board is recommending their approval by their respective stockholders.

     The Merger Agreement may be terminated in its entirety by either MMG or the Company in the event that the other is in material breach of the Merger Agreement, or in the event that the stockholders of both companies do not approve the Merger or that the Merger is not otherwise consummated by October 31, 1999. MMG also has the right to terminate the Merger Agreement in the event that the Board of Directors of the Company withdraws or modifies its approval of the Merger or recommends (or fails to recommend against) a different transaction to the stockholders of the Company.

     In the event that MMG terminates the Merger Agreement as a result of the Company's Board of Directors withdrawing or modifying its approval of the Merger or recommending (or failing to recommend against) another transaction, or as a result of a material breach by the Company of the Merger Agreement, or as a result of the stockholders of the Company not approving the Merger at a time when a different transaction had been announced, the Company will pay MMG a termination fee of $6.25 million plus its expenses (up to a maximum of $1 million).

  Russian Economic and Political Turmoil

     During 1998 there was considerable turmoil and uncertainty in the Russian financial markets, prompted in large part by a drop in commodity prices and economic problems in Russia, together with the crisis in the Asian financial markets which began in late 1997. These developments were accompanied by a substantial decline in the Russian stock market. These developments led the Russian government to raise interest rates significantly and to seek special assistance from the International Monetary Fund. In August 1998, the Russian government announced a substantial widening of the trading band in which the Russian Rouble would be permitted to float, together with a moratorium on certain foreign debt payments. Thereafter the Rouble dropped substantially in value and traded outside of the high end of the band, and the Russian government did not intervene to stop this trading, thereby effectively acquiescing to a major devaluation of the Rouble. The latter part of 1998 and the first half of 1999 saw further declines in the value of the Rouble and this process is expected to continue.

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

     In August 1998, the Russian government experienced a significant upheaval, with the dismissal of the reformist government led by Sergei Kiriyenko and its replacement by one led by Yevgeny Primakov. The Primakov government did not propose a plan to address Russia's economic and financial difficulties, one result of which was to cause the International Monetary Fund to delay further assistance to the Russian government. In 1999, further political upheavals occurred, as President Boris Yeltsin first dismissed the Primakov government in May 1999 and selected Sergei Stepashin as the new Prime Minister, and then in turn replaced him with Vladimir Putin in August 1999. It is too soon to predict what policies will be adopted by the new Putin government. These frequent governmental reshufflings create increased uncertainty about the future political situation in Russia, which in turn creates additional concern about the ability of the government to deal with the many problems currently afflicting the Russian economic system.

     At the present time, it is not possible to predict the complete effect of the continuing economic, financial and political difficulties in Russia, although they have made for a difficult business environment in Russia. Although demand for the Company's telecommunications services continued during the economic and banking crisis in the second half of 1998, the economic difficulties in Russia have adversely affected the Company's operating subsidiaries and the Company's consolidated results for the year ended December 31, 1998 and the first six months of 1999. As described in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's operating subsidiaries experienced a reduction in revenues in the first half of 1999 as compared to the same period in 1998, and the Company expects that revenues and margins will remain under pressure. The Company is not yet able to predict the effects of the ongoing difficulties on its results for 1999, but the continuing economic difficulties in Russia will likely continue to have an adverse effect on the Company in current and future reporting periods, and there can be no assurance that such adverse effects will not be material.

  Weakening Economic Conditions in Kazakhstan

     The drop in the prices of the principal commodities on which the Kazakhstan economy depends, namely oil, gas and gold, in late 1998, coupled with a slow down in economic activity prompted by the Russian financial crisis and poorer economic conditions experienced by its other trading partners, led to a reduction in economic activity in Kazakhstan during the early part of 1999. Also, in April 1999 the Kazakh government made the determination to cease supporting the Tenge, with the result that it has experienced a significant decline in value since then. While the price of oil has since recovered, the prospects for growth in the Kazakh economy in the near term remains uncertain. Since ALTEL's business depends in part upon such growth, this is likely to inhibit its own development, and could exacerbate the negative effect of the other factors, such as increased competition, with which it has to deal.

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                PLD TELEKOM INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998

                                                                 JUNE 30           DECEMBER 31
                                                                  1999                 1998
                                                              -------------        ------------
                                                               (IN THOUSANDS, EXCEPT SHARE AND
                                                                       PER SHARE DATA)
Current assets:
  Cash and cash equivalents.................................    $     7,882         $   4,579
  Trade receivables, net of allowances......................         14,094            14,905
  Other receivables and prepaids............................          4,377             4,609
  Inventory.................................................          3,557             4,152
  Due from related parties..................................          9,607             9,152
                                                                -----------         ---------
          Total current assets..............................         39,517            37,397
Escrow funds................................................         15,220            14,908
Property and equipment, net.................................        172,171           168,937
Telecommunications licenses, net............................         71,867            77,359
Due from related parties....................................             --             2,011
Other investments...........................................          8,607             5,183
Goodwill, net...............................................         35,364            36,368
Other assets................................................          8,414             9,945
                                                                -----------         ---------
          Total assets......................................    $   351,160         $ 352,108
                                                                ===========         =========
Current liabilities:
  Short-term borrowings.....................................         24,074            18,124
  Accounts payable..........................................         11,462            10,293
  Accrued liabilities.......................................          3,651             3,996
  Accrued interest..........................................         13,480               467
  Taxes payable.............................................          6,516             3,664
  Due to related parties....................................          4,561             4,639
  Deferred revenues.........................................          2,440             2,869
  Customer deposits.........................................          3,907             4,271
  Current portion of long-term debt.........................          6,209             5,073
                                                                -----------         ---------
          Total current liabilities.........................         76,300            53,396
Long-term debt..............................................        150,095           151,814
Minority interest...........................................         23,108            22,021
Shareholders' equity:
  Preferred stock, par value $0.01 per share,
     authorized -- 100,000,000, issued and
     outstanding -- 446,884.................................              4                 4
  Common stock, par value $0.01 per share,
     authorized -- 100,000,000, issued and
     outstanding -- 37,846,789..............................            378               378
  Additional paid-in capital................................        244,590           244,419
  Accumulated deficit.......................................       (143,315)         (119,924)
                                                                -----------         ---------
          Total shareholders' equity........................        101,657           124,877
                                                                -----------         ---------
          Total liabilities and shareholders' equity........    $   351,160         $ 352,108
                                                                ===========         =========

     See accompanying notes to consolidated condensed financial statements.

                                PLD TELEKOM INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                               THREE MONTHS                   SIX MONTHS
                                              ENDED JUNE 30                 ENDED JUNE 30
                                        --------------------------    --------------------------
                                           1999           1998           1999           1998
                                        -----------    -----------    -----------    -----------
Revenues:
  Telecommunications..................  $    27,375    $    38,813    $    56,091    $    73,532
  Finance lease income................          599            427          1,237            874
                                        -----------    -----------    -----------    -----------
                                             27,974         39,240         57,328         74,406
Operating expenses:
  Direct costs (excludes
     depreciation)....................        9,080         12,164         17,483         22,960
  General and administrative..........       10,930         12,524         24,084         22,224
  Depreciation........................        5,072          3,534          9,901          6,633
  Amortization........................        3,300          2,866          6,619          5,558
  Taxes other than income taxes.......          841          2,230          2,366          3,910
                                        -----------    -----------    -----------    -----------
                                             29,223         33,318         60,453         61,285
                                        -----------    -----------    -----------    -----------
     Operating (loss)/income..........       (1,249)         5,922         (3,125)        13,121
Other income/(expense):
  Share of loss from equity
     investments......................          (89)           (48)          (430)          (258)
  Interest and other income...........          230            946            489          1,817
  Interest expense....................       (6,798)        (5,359)       (13,027)       (10,549)
  Amortization of deferred financing
     costs............................         (299)          (400)          (598)          (801)
  Foreign exchange gain/(loss)........          327           (373)          (127)          (489)
  Gain/(loss) on disposal of
     investments and property and
     equipment........................          270             (3)           237             (3)
                                        -----------    -----------    -----------    -----------
     (Loss)/earnings before income
       taxes and minority interest....       (7,608)           685        (16,581)         2,838
  Income taxes........................        2,080          2,174          4,723          5,171
                                        -----------    -----------    -----------    -----------
     Loss before minority interest....       (9,688)        (1,489)       (21,304)        (2,333)
Minority interest.....................          908          3,869          2,087          7,534
                                        -----------    -----------    -----------    -----------
     Net loss.........................  $   (10,596)   $    (5,358)   $   (23,391)   $    (9,867)
                                        ===========    ===========    ===========    ===========
Net loss per common share:
  Basic...............................  $     (0.28)   $     (0.16)   $     (0.62)   $     (0.30)
                                        ===========    ===========    ===========    ===========
  Diluted.............................  $     (0.28)   $     (0.16)   $     (0.62)   $     (0.30)
                                        ===========    ===========    ===========    ===========
Weighted average common shares
  outstanding.........................   37,846,789     33,520,748     37,846,789     33,422,519
                                        ===========    ===========    ===========    ===========

     See accompanying notes to consolidated condensed financial statements.

                                PLD TELEKOM INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                1999         1998
                                                              --------      -------
Cash flows from operating activities:
  Net loss..................................................  $(23,391)     $(9,867)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization..........................    17,118       12,992
     Share of loss of equity investments....................       430          258
     Accrued interest on senior discount notes..............    10,090        8,091
     Deferred revenues......................................      (429)        (814)
     Minority interest......................................     2,087        7,534
     Other..................................................       171          400
     Changes in operating assets and liabilities, net of
      effects of acquisitions:
       Decrease/(increase) in trade receivables, net of
        allowances..........................................       811       (1,937)
       (Increase)/decrease in other receivables and
        prepaids............................................       232          118
       Decrease/(increase) in inventory.....................       595         (186)
       Change in due from or to related parties.............      (522)      (3,671)
       Increase/(decrease) in accounts payable, accrued
        liabilities, customer deposits, taxes payable and
        other current liabilities...........................     6,430       (4,956)
                                                              --------      -------
          Net cash provided by operating activities.........    13,622        7,962
Cash flows from investing activities:
  Capital expenditures......................................   (13,191)     (12,308)
  Escrow funds..............................................      (312)      12,210
  Cash paid for acquired business...........................        --         (500)
  Investments and other assets..............................      (988)         196
                                                              --------      -------
          Net cash used in investing activities.............   (14,491)        (402)
Cash flows from financing activities:
  Registration costs........................................        --         (141)
  Short-term debt borrowings/(repayments)...................     3,000       (7,402)
  Long-term debt repayments.................................      (778)          --
  Cash dividends paid to minority shareholders..............    (1,000)      (1,250)
  Loans from shareholders...................................     2,950           --
                                                              --------      -------
          Net cash provided by/(used in) financing
            activities......................................     4,172       (8,793)
                                                              --------      -------
Increase/(decrease) in cash and cash equivalents............     3,303       (1,233)
Cash and cash equivalents, beginning of period..............     4,579       17,256
                                                              --------      -------
Cash and cash equivalents, end of period....................  $  7,882      $16,023
                                                              ========      =======
Supplemental disclosures:
     Non-cash investing and financing activities:
       Supplier financing...................................  $     --      $ 7,457
                                                              ========      =======
       Issued shares for acquired business..................  $     --      $ 1,750
                                                              ========      =======
  Interest paid.............................................  $  1,285      $ 3,018
                                                              ========      =======
  Income taxes paid.........................................  $  3,124      $ 5,387
                                                              ========      =======

     See accompanying notes to consolidated condensed financial statements.

                                PLD TELEKOM INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Basis of Presentation. The accompanying consolidated condensed financial statements are unaudited and have been prepared by PLD Telekom Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the consolidated condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. Certain information and footnote disclosures generally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Results for interim periods are not necessarily indicative of the results for a full year. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

  Going Concern

     The Company has suffered recurring losses and has a working capital deficiency. Additionally, the Company has $13.42 million of Series A and Series B revolving credit notes (the "Revolving Credit Notes") due to The Travelers Insurance Company and The Travelers Indemnity Company (hereinafter defined as the "Travelers Parties") outstanding. $1.1 million of the Revolving Credit Notes were due to have been repaid by September 30, 1998 and the remaining $12.32 million were due to have been repaid by December 31, 1998. The Travelers Parties have given the Company a series of payment deferrals since December 31, 1998 with respect to the Revolving Credit Notes. The Company does not presently have sufficient funds on hand to pay its indebtedness to the Travelers Parties.

     In addition, the minority shareholders in Technocom have the right to put their Technocom shares to the Company from mid-1999 onwards.

     As noted below (see note 2) on May 17, 1999, the Company entered into an agreement (the "Merger Agreement") with Metromedia International Group, Inc. ("MMG").

     In connection with the merger ("the Merger"), the Travelers Parties have reached agreement with MMG on the partial repayment of the Revolving Credit Notes upon the closing of the Merger and the amendment and restatement of the associated Revolving Credit Agreement and the Revolving Credit Notes (as so amended, the "Amended and Restated Notes") issued thereunder. Under the terms of the agreement between the Travelers Parties and MMG, the Travelers Parties will be paid an aggregate of $8.5 million upon the closing of the Merger, and the balance of $4.92 million will be evidenced by the Amended and Restated Notes. In addition, the guarantees given by News America with respect to $3.1 million of the amounts due to the Travelers Parties will be released. Finally, the Travelers Parties have agreed to exchange all warrants held by them to purchase Common Stock of the Company for a combination of shares of Common Stock of the Company and warrants to purchase shares of common stock of MMG.

     As part of the transactions contemplated by the Merger, agreement has been reached with Plicom and Elite, the minority shareholders of Technocom, to amend the current put and call arrangements with the Company in relation to their interests in Technocom. Pursuant to such agreements, upon the closing of the Merger, Plicom shall receive $8.75 million in full payment for its remaining 14.57% interest in Technocom and Elite shall receive $3.85 million in full payment for its remaining 5.03% interest in Technocom.

     While agreements have been reached with substantially all of the holders of the Company's outstanding Senior Notes and Convertible Notes, the Travelers Parties and the minority shareholders of Technocom on a restructuring of the Company's obligations to such parties, those agreements are conditioned upon the closing of the Merger. If the Merger did not close, the Company would remain obligated to pay interest on the Senior

                                PLD TELEKOM INC.

Notes and Convertible Notes and there can be no assurance that the Travelers Parties would not demand payment in full of the Company's obligations to them. The Company's failure to make interest payments on the Senior Notes and Convertible Notes could result in a default under and acceleration of those Notes. In addition, the Company's failure to make payment in full to the Travelers Parties could result in a cross-default under and acceleration of the Senior Notes and Convertible Notes. The manner in which the Company currently intends to deal with these and other commitments depends on the consummation of the Merger. If the Merger is not consummated, then the Company could be required to resort to extraordinary measures, including making sales of assets under distressed conditions or ultimately seeking protection of the bankruptcy courts. The Company believes that certain assets, notably its interests in PeterStar and ALTEL, are readily saleable, but that, given that they would be sold under distressed conditions, the Company would be unlikely to receive full value for either of them. Any such events would have a material adverse effect on the Company and raise substantial doubt about the Company's ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     (b) Net loss per share. Basic EPS is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period presented. Potentially dilutive common stock equivalents totalling 19,614,595 and 13,234,380 at June 30, 1999 and 1998, respectively, have not been included in the computation of diluted net loss per common share because they were antidilutive for the periods presented.

     (c) Comprehensive income. For the three and six months ended June 30, 1999 comprehensive loss was equal to consolidated net loss reported on the consolidated condensed statement of operations.

     (d) New pronouncements. The American Institute of Certified Public Accountants issued Statement of Position No. 98-1 (SOP 98-1) "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Statement of Position No. 98-5 (SOP 98-5) "Reporting on the Costs of Start-Up Activities" in 1998. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company was required to adopt both new statements in the first quarter of 1999. The adoption of these statements did not have a material effect on the Company's consolidated condensed financial statements for the six months ended June 30, 1999.

     (e) Reclassifications. Certain reclassifications have been made to the prior year's consolidated condensed financial statements to conform to the current year's presentation.

(2) RECENT DEVELOPMENTS

     On May 17, 1999 the Company entered into the Merger Agreement with MMG, pursuant to which the Company would merge with a newly formed, wholly owned subsidiary of MMG.

     Upon consummation of the Merger, the Company will become a wholly owned subsidiary of MMG, and the holders of shares of Common Stock of the Company will receive shares of MMG on the basis of an exchange ratio determined in the manner set forth in the Merger Agreement.

     The Company's Series II and Series III Preferred Shares will be redeemed for cash for a redemption price of Cdn. $1.00 per share. Outstanding options and warrants to acquire the Company's Common Stock will be converted into options and warrants of MMG on the basis of the exchange ratio, and any of the Convertible Notes still outstanding will be assumed by MMG and will be convertible into common stock of MMG also on the basis of the exchange ratio.

                                PLD TELEKOM INC.

     In connection with the Merger Agreement, MMG has entered into a bridge loan agreement with the Company pursuant to which MMG has agreed to lend the Company up to $7.0 million, secured by an approximately 58% interest in the Company's subsidiary Technocom, at an annual interest rate of 10% to fund its ongoing operations during the period from the execution of the Merger Agreement to the date that the Merger is consummated (or the Merger Agreement is terminated). In addition, substantially all of the holders of the Senior and Convertible Notes have agreed to defer until the date of closing of the Merger the payment of interest on such Notes coming due during the period between the signing of the Agreements to Exchange and Consent and the date of the closing of the Merger, and the Travelers Parties and News America have agreed not to exercise any rights they have under their respective Revolving Credit Agreements with the Company until the closing of the Merger.

     The consummation of the Merger is subject to a number of conditions, including the approval of the Merger by the shareholders of the Company and of MMG, the receipt of various governmental clearances and consents, the absence of any material adverse change in the Company's or MMG's respective businesses and operations and other customary closing conditions. In addition, it is subject to: (a) the completion of an exchange of the Senior and Convertible Notes for New MMG Notes; (b) amendment and restatement of the Revolving Credit Agreement with the Travelers Parties; (c) completion of the modified put and call arrangements with the minority stockholders of Technocom; (d) modification of the Revolving Credit Agreement with News America; and (e) completion of all arrangements for the Merger by no later than October 31, 1999.

(3) FUTURE ACTIVITIES

     The Company's telecommunications businesses are developing in an emerging economy which, by its nature, has an uncertain economic, political and regulatory environment. The general risks of operating businesses in the former Soviet Union include the possibility for rapid change in government policies, economic conditions, the tax regime and foreign currency regulations. In addition, Teleport-TP's satellite-based long distance network is at an early stage of its operations and is therefore subject not only to the general risks and uncertainties of operating in Russia, but also those involved in the launching of a new telecommunications service. In addition, this national long-distance service is being developed in various regions of Russia and its implementation and results of operations will therefore be affected by, among other things, the often uncertain economic conditions and growth rates in such regions.

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

(4) RESTRICTED CASH

     Pursuant to the terms of the Company's $149.5 million private placement completed on June 12, 1996, $15.2 million remained in escrow on June 30, 1999. These funds may only be used for certain specified purposes, principally for the purchase of telecommunications equipment and the payment of interest on the Company's Senior Notes.

(5) LONG-TERM DEBT AND SHORT-TERM BORROWINGS

     Under the terms of the Company's $123.0 million Senior Note offering in June 1996, the Company was required to raise $20.0 million in an equity financing by May 31, 1998. The Company did not do so, and as a

                                PLD TELEKOM INC.

result, the interest rate on the Senior Notes increased from 14% to 14.5% as of June 1, 1998, and will remain at 14.5% until the end of the semi-annual interest period in which such an offering is completed.

     In connection with the Merger, the Company and MMG have entered into Agreements to Exchange and Consent with substantially all of the holders of the Company's outstanding Senior Notes and Convertible Notes with respect to the exchange of such Notes for New MMG Notes upon the closing of the Merger. In connection with such agreements, the holders of the Senior Notes and Convertible Notes have agreed to defer until the date of closing of the Merger, the payment of interest on such Notes coming due during the period between the signing of the Agreements to Exchange and Consent and the date of closing of the Merger or termination of the Merger Agreement. The implementation of these agreements is conditioned upon the closing of the Merger.

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

     The Company was obliged to make required amortization payments in respect of the Series B Notes of $1.0 million on each of July 31 and August 31, and a final payment of $1.1 million on September 30, 1998. In relation to the Series A Notes, the Company was obliged to make a required amortization payment of $1.0 million on October 31, a further payment of $1.0 million on November 30 and a final payment of $10.32 million on December 31, 1998.

     The Company made the required payments due with respect to the Series B Notes on July 31 and August 31 and by agreement with the holders of the Series B Notes, the final payment of $1.1 million due on September 30 was deferred to December 31, 1998. Payment of this amount was guaranteed by News America, which owns approximately 38% of the Company's Common Stock.

     By agreement with the holders of the Series A and Series B Notes, the $1.0 million required payments due on the Series A Notes on October 31 and November 30 were also deferred to December 31, 1998, and these amounts were also guaranteed by News America.

     In addition to the required amortization payments called for under the terms of the Revolving Credit Notes, the Company did not effect certain voluntary amortization (or "targeted reduction in commitment") payments in respect of the Revolving Credit Notes of $0.5 million on July 31, $0.5 million on August 31, $1.0 million on September 30, $1.5 million on October 31, and $1.5 million on November 30, 1998, which resulted in the issuance of a total of 182,000 warrants to the Travelers Parties to acquire shares of Common Stock of the Company at an exercise price of $8.625 per share (the "Additional Warrants").

     On December 31, 1998 the Series A Notes and the amounts deferred under the Series B Notes would have matured and the balance due would have become payable in full. Taking into account the amounts deferred, the total that would have been due under the Series A and Series B Notes as of that date was $13.42 million, of which $3.1 million was guaranteed by News America as described above. Prior to December 31, 1998, the Travelers Parties issued a deferral of the payment of the amounts due to January 15, 1999. The Travelers Parties then gave the Company a further series of payment deferrals with respect to the amounts due under the Series A and Series B Notes, the last of which was given on May 10, 1999 and deferred payment of the Notes to May 31, 1999. In connection with the Merger, the Travelers Parties agreed to a restructuring of the Company's obligations to them, as described below, which included a further deferral to the date of closing of the Merger or termination of the Merger Agreement. The Company has continued to make monthly interest payments due on the Revolving Credit Notes on a current basis.

                                PLD TELEKOM INC.

     Under the terms of the Revolving Credit Agreement, if the Series A and Series B Notes were not repaid in full when due, the exercise price of all warrants issued to the holders of the Series A and Series B Notes would have been reset at $0.01 per share. In addition, in the event of such non payment, on December 31, 1998 and on the last day of each succeeding month until the Revolving Credit Notes were repaid in full, the holders of the Series A Notes would have been entitled to receive 70,000 additional warrants to purchase shares of the Company's Common Stock and the holders of the Series B Notes would have been entitled to receive 32,000 additional warrants to purchase shares of the Company's Common Stock, in each case at a price of $0.01 per share. All such warrants, referred to as "Default Warrants", would have had an expiration date ten years after their respective dates of issue.

     The Travelers Parties had expressly reserved their rights to claim all of the Default Warrants to which they would be entitled under the formula described above, and also to claim that the exercise price of the initial 423,000 warrants issued to the Travelers Parties and the Additional Warrants had been reset at $0.01 per share. Management of the Company believes that the Travelers Parties had no basis for such claims and, if asserted, they would not have been successful.

     In connection with the Merger, the Travelers Parties have reached agreement with MMG on the partial repayment of the Revolving Credit Notes upon the closing of the Merger and the amendment and restatement of the Revolving Credit Agreement and the Revolving Credit Notes (as so amended, the "Amended and Restated Notes") issued thereunder. Under the terms of this agreement, the Travelers Parties will be paid an aggregate of $8.5 million upon the closing of the Merger, and the balance of $4.92 million will be evidenced by the Amended and Restated Notes. In addition, the guarantees of News America described above will be released. Finally, the Travelers Parties have agreed to exchange all warrants held by them to purchase Common Stock of the Company for a combination of shares of Common Stock of the Company and warrants to purchase shares of common stock of MMG. These agreements with the Travelers Parties are conditioned upon the completion of the Merger.

     Pursuant to an amendment to a supply contract between PLD Capital Asset (U.S.) Inc., a wholly owned subsidiary of the Company, and Siemens, which was originally entered into in August 1997, the Company has restructured the amount outstanding as of June 30, 1999 of $1.1 million, whereby $0.7 million has been deferred for payment during the period June 30, 2000 to December 31, 2003.

(6) CONTINGENCIES

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

     (c) At June 30, 1999, PeterStar had commitments of approximately $1.4 million related to the acquisition of telecommunications equipment. The PeterStar supply contracts provide for financing of these amounts over approximately five years.

     (d) Teleport-TP currently utilizes capacity on three Intelsat satellites for the provision of its international and domestic long distance services, pursuant to rolling fifteen year contracts with Intelsat. These agreements require quarterly payments of $1.1 million for the remainder of their terms.

                                PLD TELEKOM INC.

     (e) The Company periodically guarantees certain obligations of its subsidiaries. As of June 30, 1999, the only guarantee that is currently outstanding is to Siemens in the amount of $1.4 million relating to equipment purchased by Technocom.

(7) OPERATIONS BY GEOGRAPHIC AREA AND INDUSTRY SEGMENT

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

     A summary of the Company's operations by segment is as follows:

                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                   JUNE 30               JUNE 30
                                              ------------------    ------------------
                                               1999       1998       1999       1998
                                              -------    -------    -------    -------
                                                           (IN THOUSANDS)
Revenues:

  PeterStar.................................  $13,818    $20,281    $27,723    $37,750
  Technocom.................................    4,650      5,512      9,034     11,336
  ALTEL.....................................    5,839     10,128     13,760     19,677
  BCL.......................................    2,289      2,780      4,710      5,104
  Other.....................................    1,378        539      2,101        539
                                              -------    -------    -------    -------
          Total revenues....................  $27,974    $39,240    $57,328    $74,406
                                              =======    =======    =======    =======

                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                 JUNE 30                JUNE 30
                                           -------------------    --------------------
                                             1999       1998        1999        1998
                                           --------    -------    --------    --------
                                                         (IN THOUSANDS)

Earnings/(loss) before income taxes and
  minority interest:
  PeterStar..............................  $  5,024    $ 8,049    $  8,623    $ 15,407
  Technocom..............................    (2,385)    (4,502)     (6,658)     (4,477)
  ALTEL..................................      (342)     3,541       1,184       6,887
  BCL....................................        29        257         202         501
  Corporate..............................   (10,527)    (8,161)    (20,870)    (17,169)
  Other..................................       593      1,501         938       1,689
                                           --------    -------    --------    --------
          Total (loss)/earnings before
            income taxes and minority
            interest.....................  $ (7,608)   $   685    $(16,581)   $  2,838
                                           ========    =======    ========    ========

                                PLD TELEKOM INC.

                                                               AS OF         AS OF
                                                              JUNE 30,    DECEMBER 31,
                                                                1999          1998
                                                              --------    ------------
Total assets:

  PeterStar.................................................  $136,458      $132,814
  Technocom.................................................   103,288       106,055
  ALTEL.....................................................    56,299        59,008
  BCL.......................................................     6,953         6,883
  Corporate.................................................    31,062        36,491
  Other.....................................................    17,100        10,857
                                                              --------      --------
          Total assets......................................  $351,160      $352,108
                                                              ========      ========

     A summary of the Company's operations by geographic region is as follows:

                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                JUNE 30                 JUNE 30
                                          --------------------    --------------------
                                            1999        1998        1999        1998
                                          --------    --------    --------    --------
                                                         (IN THOUSANDS)
Revenues:

  Russia................................  $ 21,051    $ 29,112    $ 41,845    $ 54,729
  Kazakhstan............................     5,839      10,128      13,760      19,677
  Other.................................     1,084          --       1,723          --
                                          --------    --------    --------    --------
          Total revenues................  $ 27,974    $ 39,240    $ 57,328    $ 74,406
                                          ========    ========    ========    ========

Earnings/(loss) before income taxes and
  minority interest:
  Russia................................  $  2,697    $  4,088    $  2,100    $ 11,715
  Kazakhstan............................      (342)      3,541       1,184       6,887
  North America.........................    (9,802)     (6,474)    (19,404)    (15,294)
  Other.................................      (161)       (470)       (461)       (470)
                                          --------    --------    --------    --------
          Total (loss)/earnings before
            income taxes and minority
            interest....................  $ (7,608)   $    685    $(16,581)   $  2,838
                                          ========    ========    ========    ========

                                                               AS OF         AS OF
                                                              JUNE 30,    DECEMBER 31,
                                                                1999          1998
                                                              --------    ------------
Total assets:

  Russia....................................................  $250,557      $249,658
  Kazakhstan................................................    59,299        59,008
  North America.............................................    30,787        38,793
  Other.....................................................    10,517         4,649
                                                              --------      --------
          Total assets......................................  $351,160      $352,108
                                                              ========      ========

                         BALTIC COMMUNICATIONS LIMITED

                         CONDENSED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)

                         BALTIC COMMUNICATIONS LIMITED

                            CONDENSED BALANCE SHEETS
                JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998

                                                               JUNE 30,     DECEMBER 31,
                                                                 1999           1998
                                                              ----------    ------------
ASSETS
Current assets:
  Cash......................................................  $  163,951     $  266,076
  Trade receivables, net....................................   1,023,220        995,919
  Due from related parties..................................     756,691        531,998
  Prepayments...............................................      55,053         80,800
  Prepaid taxes.............................................     133,031        171,759
  Inventory.................................................      81,687         76,025
                                                              ----------     ----------
          Total current assets..............................   2,213,633      2,122,577
Property and equipment, net.................................   4,637,224      4,668,005
Investments.................................................       8,000          8,000
Intangible assets, net......................................      93,651         84,052
                                                              ----------     ----------
          Total assets......................................  $6,952,508     $6,882,634
                                                              ==========     ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Accounts payable..........................................   1,498,092      1,510,134
  Accrued liabilities.......................................     159,017         87,177
  Deferred revenues.........................................       3,631          4,019
  Taxes payable.............................................     151,959        100,211
  Deferred income tax liability.............................          --         30,706
  Due to related parties....................................     939,554        932,646
  Customer deposits.........................................      26,234         26,234
                                                              ----------     ----------
          Total current liabilities.........................   2,778,487      2,691,127
                                                              ----------     ----------
Shareholder's equity:
  Common stock..............................................   2,183,000      2,183,000
  Retained earnings.........................................   1,991,021      2,008,507
                                                              ----------     ----------
          Total shareholder's equity........................   4,174,021      4,191,507
                                                              ----------     ----------
          Total liabilities and shareholder's equity........  $6,952,508     $6,882,634
                                                              ==========     ==========

           See accompanying notes to condensed financial statements.

                         BALTIC COMMUNICATIONS LIMITED

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
               THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                  THREE MONTHS                 SIX MONTHS
                                                 ENDED JUNE 30               ENDED JUNE 30
                                            ------------------------    ------------------------
                                               1999          1998          1999          1998
                                            ----------    ----------    ----------    ----------
Revenues:
  Telecommunications revenues.............  $2,251,706    $2,751,594    $4,627,335    $5,068,780
  Other non-telecommunications revenues...      37,508        28,398        83,039        35,635
                                            ----------    ----------    ----------    ----------
  Total revenues..........................   2,289,214     2,779,992     4,710,374     5,104,415
Operating expenses:
  Direct costs (excludes depreciation)....   1,294,509     1,356,561     2,648,442     2,500,947
  General and administrative..............     656,309       722,901     1,260,297     1,444,369
  Depreciation............................     150,279       140,988       300,119       284,915
  Amortization............................      11,032         2,529        18,927         5,804
  Taxes other than income taxes...........      78,989       124,928       130,371       242,999
                                            ----------    ----------    ----------    ----------
          Total operating expenses........   2,191,118     2,347,907     4,358,156     4,479,034
                                            ----------    ----------    ----------    ----------
          Operating income................      98,096       432,085       352,218       625,381
Other income/(expense):
  Interest income.........................         830           398         1,416           926
  Foreign exchange loss...................     (68,333)     (131,727)     (150,377)      (81,655)
  Loss on disposals.......................      (1,445)      (43,979)       (1,445)      (43,979)
                                            ----------    ----------    ----------    ----------
          Income before income taxes......      29,148       256,777       201,812       500,673
Income taxes..............................    (126,580)      (84,900)     (219,298)     (147,461)
                                            ----------    ----------    ----------    ----------
          Net income......................  $  (97,432)   $  171,877    $  (17,486)   $  353,212
                                            ==========    ==========    ==========    ==========

           See accompanying notes to condensed financial statements.

                         BALTIC COMMUNICATIONS LIMITED

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                1999         1998
                                                              ---------    ---------
Cash flows from operating activities:
Net (loss)/income...........................................  $ (17,486)   $ 353,212
Adjustments to reconcile net (loss)/income to net cash
  provided by operating activities:
  Depreciation..............................................    300,119      284,915
  Amortization..............................................     18,927        5,804
  Loss and provisions on disposal of property and
     equipment..............................................     45,574       43,979
Changes in operating assets and liabilities:
  Increase in trade receivables.............................    (27,301)    (657,338)
  Decrease/(increase) in prepayments........................     25,747      (25,996)
  (Increase)/decrease in inventory..........................     (5,662)     108,634
  Decrease/(increase) in prepaid taxes......................     38,728     (115,578)
  Change in due from/to related parties.....................   (217,785)    (122,677)
  Decrease in deferred revenues.............................       (388)        (141)
  Decrease in customer deposits.............................         --         (983)
  Increase/(decrease) in taxes payable......................     51,748     (106,746)
  Increase in accrued liabilities...........................     71,840       50,650
  Decrease in deferred income tax liability.................    (30,706)          --
  (Decrease)/increase in accounts payable...................    (12,042)     206,814
                                                              ---------    ---------
     Net cash provided by operating activities..............    241,313       24,549
                                                              ---------    ---------
Cash flows from investing activities:
  Capital expenditures......................................   (344,295)    (103,071)
  Proceeds on disposal of fixed assets......................        857        5,267
                                                              ---------    ---------
     Net cash used in investing activities..................   (343,438)     (97,804)
                                                              ---------    ---------
     Decrease in cash.......................................   (102,125)     (73,255)
Cash at beginning of period.................................    266,076      241,949
                                                              ---------    ---------
Cash at end of period.......................................  $ 163,951    $ 168,694
                                                              =========    =========
Supplementary disclosures:
Income taxes paid...........................................  $  64,563    $ 274,454
                                                              =========    =========

           See accompanying notes to condensed financial statements.

                         BALTIC COMMUNICATIONS LIMITED

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

(1) BASIS OF PRESENTATION

     The accompanying condensed financial statements are unaudited and have been prepared by Baltic Communications Limited ("BCL" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. Certain information and footnote disclosures generally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Results for interim periods are not necessarily indicative of the results for a full year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 20-F for the fiscal year ended December 31, 1998.

     Certain reclassifications have been made to the prior year's condensed financial statements to conform to the current year's presentation.

     The Company's parent is PLD Telekom Inc. ("PLD"). The parent's investment in the Company has been pushed down into the Company's financial statements and allocated to fixed assets. The Company's balance sheets at December 31, 1998 and at June 30, 1999 reflect the effect of this push down accounting treatment.

(2) BUSINESS, OPERATIONS AND FUTURE ACTIVITIES

     BCL was formed to provide international direct dial, international payphone and leased line services to business customers in St. Petersburg and the Leningrad Oblast. The Company was incorporated on September 3, 1991 under the laws of the Russian Federation as a closed joint stock company.

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

     Ultimate recoverability of the Company's investments is dependent upon it achieving and maintaining profitability, which is dependent to a certain extent on the stabilization of the economy of the Russian Federation, the Company's ability to maintain the necessary telecommunications licenses and its ability to obtain adequate financing to meet capital commitments.

(3) COMMITMENTS AND CONTINGENCIES

  (a) Taxation

     Russia currently has a number of laws related to various taxes imposed by both federal and regional governmental authorities. Applicable taxes include value added tax, corporation tax ("profit tax"), a number of turnover based taxes, and payroll (social) taxes, together with others.

     Laws related to these taxes have not been in force for significant periods, in contrast to more developed market economies. Therefore, regulations are often unclear, open to wide interpretation, and in some instances conflicting. Accordingly few precedents with regard to issues have been established. Often, differing opinions

                         BALTIC COMMUNICATIONS LIMITED
regarding legal interpretation exist both among and within government ministries and organisations (like the State Tax Service and its various inspectorates), thus creating uncertainties and areas of conflict.

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

     Management believes that it has adequately provided for tax liabilities in the accompanying condensed financial statements. However, the risk remains that the relevant authorities could take differing positions with regard to interpretative issues and the effect could be significant.

  (b) Guarantees

     In June 1996, PLD issued senior discount notes (the "Senior Notes") and convertible subordinated notes (the "Convertible Notes") with an aggregate principal amount of $149.5 million (together, the "Notes"). The Company is a guarantor of this debt under the terms of the related indentures. The Company is also a guarantor of other indebtedness of PLD to The Travelers Insurance Company and The Travelers Indemnity Company (the "Travelers Parties").

     As noted in its annual report on Form 10-K, PLD does not presently have sufficient funds on hand to pay its indebtedness to the Travelers Parties. PLD's failure to make payment in full to the Travelers Parties could result in a claim being made against the Company under its guarantee, as well as resulting in a cross-default under and acceleration of the Senior Notes and Convertible Notes. In addition, any failure by PLD to make interest payments on the Senior Notes and Convertible Notes could result in a default under and acceleration of those Notes, which could also lead to a claim against the Company under its guarantee of those Notes. Any such events would have a material adverse effect on the Company and raise substantial doubt about the Company's ability to continue as a going concern.

     On May 17, 1999, PLD entered into a Merger Agreement with Metromedia International Group, Inc. ("MMG") pursuant to which PLD will become a wholly owned subsidiary of MMG, upon the terms and conditions set forth therein (the "Merger"). In connection with the Merger Agreement and the transactions contemplated thereunder, substantially all of the holders of the Senior Notes and Convertible Notes have agreed, subject to completion of the Merger and the other transactions contemplated by the Merger Agreement, to defer to the date the Merger is consummated all of the interest payable on the Notes during the period from the execution of the Merger Agreement to the date of consummation of the Merger and to exchange their outstanding Notes for new notes issued by MMG which will not be guaranteed by the Company. In addition, the Travelers Parties have agreed, again subject to completion of the Merger and the other transactions contemplated by the Merger Agreement, to defer payment of $8.5 million of the amounts due to them until the completion of the Merger, and to further defer payment of the remaining $4.92 million owed to them by PLD until August 2000. The Company's guarantee to the Travelers Parties will remain in place until PLD has repaid all of its indebtedness to such parties, which is expected to occur in August 2000.

     While agreements have been reached with substantially all of the holders of the Senior Notes and Convertible Notes and with the Travelers Parties on a restructuring of PLD's indebtedness to such parties, those agreements are conditioned upon the closing of PLD's merger with MMG. If the merger did not close, PLD would remain obligated to pay interest on the Senior Notes and Convertible Notes and there can be no assurance that the Travelers Parties would not demand payment in full of PLD's obligations to them.

                         BALTIC COMMUNICATIONS LIMITED

(4) COMPREHENSIVE INCOME

     For the three and six months ended June 30, 1999 and 1998, comprehensive income/loss was equal to net income/loss reported on the condensed statement of operations.

(5) ACCOUNTING PRONOUNCEMENTS

     The American Institute of Certified Public Accountants issued Statement of Position No. 98-1 (SOP 98-1) "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Statement of Position No. 98-5 (SOP 98-5) "Reporting on the Costs of Start-Up Activities" in 1998. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company was required to adopt both new statements in the first quarter of 1999. The adoption of these statements did not have a material effect on the Company's condensed financial statements for the six months ended June 30, 1999.

                           NWE CAPITAL (CYPRUS) LTD.

                  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)

                           NWE CAPITAL (CYPRUS) LTD.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998

                                                                 JUNE 30,         DECEMBER 31,
                                                                   1999               1998
                                                              --------------      -------------
                                                                 (THOUSANDS OF U.S. DOLLARS
                                                              EXCEPT SHARE AND PER SHARE DATA)
                                            ASSETS
Current assets:
  Cash and cash equivalents.................................     $  5,330           $  2,816
  Trade receivables, net of allowances......................       10,345             11,260
  Other receivables and prepaids............................        1,448              2,024
  Inventory.................................................        3,475              4,076
                                                                 --------           --------
          Total current assets..............................       20,598             20,176
Property and equipment, net.................................      110,413            106,542
Telecommunications licenses, net............................       35,072             37,663
Other receivables...........................................           --              2,012
Goodwill, net...............................................        1,257              1,365
Other assets and investments................................        2,501                410
                                                                 --------           --------
          Total assets......................................     $169,841           $168,168
                                                                 ========           ========

                             LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Accounts payable..........................................        4,524              1,980
  Accrued liabilities.......................................        2,564              2,640
  Advances from other group companies.......................       32,509             33,988
  Due to related parties....................................           --                462
  Customer deposits and advances............................        6,169              7,109
  Current portion of long-term debt.........................        3,554              3,479
                                                                 --------           --------
          Total current liabilities.........................       49,320             49,658
                                                                 --------           --------
Long-term debt..............................................        7,071              7,165
Advances from other group companies.........................        3,439              4,669
Minority interest...........................................       29,915             28,113
Commitments and contingencies
Shareholder's equity:
  Common stock, par value CYL1 per share. Authorized
     3,246,174 shares in 1999 and 1998; issued and
     outstanding 3,246,174 shares in 1999 and 1998..........        7,082              7,082
  Contributed surplus.......................................       63,723             63,723
  Accumulated surplus.......................................        9,291              7,758
                                                                 --------           --------
          Total shareholder's equity........................       80,096             78,563
                                                                 --------           --------
          Total liabilities and shareholder's equity........     $169,841           $168,168
                                                                 ========           ========

     See accompanying notes to consolidated condensed financial statements.

                           NWE CAPITAL (CYPRUS) LTD.

          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
               THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                          (THOUSANDS OF U.S. DOLLARS)

                                                         THREE MONTHS           SIX MONTHS
                                                        ENDED JUNE 30,        ENDED JUNE 30,
                                                      ------------------    ------------------
                                                       1999       1998       1999       1998
                                                      -------    -------    -------    -------
Telecommunications revenues.........................  $19,952    $30,838    $41,861    $57,938
Operating expenses:
  Direct costs (excludes depreciation)..............    4,646      8,096      8,811     15,541
  General and administrative........................    5,784      6,065     12,818     11,311
  Management fees...................................      274        419        618        819
  Depreciation......................................    3,582      2,621      6,916      4,696
  Amortization......................................    1,326      1,221      2,652      2,455
  Taxes other than income taxes.....................      323      1,266      1,053      2,191
                                                      -------    -------    -------    -------
          Total operating expenses..................   15,935     19,688     32,868     37,013
                                                      -------    -------    -------    -------
          Operating income..........................    4,017     11,150      8,993     20,925
Other income/(expense):
  Interest and other income.........................        3        115         57        651
  Interest on long-term debt........................     (176)      (151)      (396)      (380)
  Foreign exchange gain/(loss)......................      196       (110)      (199)      (220)
                                                      -------    -------    -------    -------
          Income before income taxes and minority
            interest................................    4,040     11,004      8,455     20,976
Income taxes........................................    1,726      2,460      4,120      4,970
                                                      -------    -------    -------    -------
          Income before minority interest...........    2,314      8,544      4,335     16,006
Minority interest...................................    1,356      4,128      2,802      7,863
                                                      -------    -------    -------    -------
          Net income................................  $   958    $ 4,416    $ 1,533    $ 8,143
                                                      =======    =======    =======    =======

     See accompanying notes to condensed consolidated financial statements.

                           NWE CAPITAL (CYPRUS) LTD.

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                          (THOUSANDS OF U.S. DOLLARS)

                                                               1999       1998
                                                               ----       ----
Cash flows from operating activities:
  Net income................................................  $ 1,533    $ 8,143
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    9,568      7,151
     Minority interest......................................    2,802      7,863
     Changes in operating assets and liabilities:
       Decrease/(increase) in accounts receivable...........      915       (686)
       Decrease/(increase) in other receivables and
        prepaids............................................      576     (2,886)
       Decrease/(increase) in inventory.....................      601       (316)
       Change in amounts due from and to related parties....     (462)     1,037
       Decrease in customer deposits and advances...........     (940)      (287)
       Increase/(decrease) in accounts payable and accrued
        liabilities.........................................    2,468     (4,041)
       Decrease in intercompany advances....................   (1,479)        --
                                                              -------    -------
          Net cash provided by operating activities.........   15,582     15,978
Cash flows from investing activities:
  Capital expenditures......................................  (10,787)    (8,364)
  Other investments and assets..............................      (32)    (1,962)
                                                              -------    -------
          Net cash used in investing activities.............  (10,819)   (10,326)
Cash flows from financing activities:
  Long-term debt............................................   (1,249)    (3,233)
  Dividends.................................................   (1,000)    (1,250)
  Advances from group companies.............................       --     (2,887)
  Other receivables.........................................       --      3,012
                                                              -------    -------
          Net cash used in financing activities.............   (2,249)    (4,358)
                                                              -------    -------
          Increase in cash and cash equivalents.............    2,514      1,294
Cash and cash equivalents at beginning of period............    2,816      7,849
                                                              -------    -------
Cash and cash equivalents at end of period..................  $ 5,330    $ 9,143
                                                              =======    =======

Supplemental Disclosures:
  Non-cash investing and financing activities:
     Purchase of equipment with advances from PLD Telekom
      Inc. and under long-term contracts....................  $    --    $ 7,547
                                                              =======    =======
  Interest paid.............................................  $ 1,014    $   723
                                                              =======    =======
  Income taxes paid.........................................  $ 2,867    $ 5,075
                                                              =======    =======

     See accompanying notes to consolidated condensed financial statements.

                           NWE CAPITAL (CYPRUS) LTD.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

     The accompanying consolidated condensed financial statements are unaudited and have been prepared by NWE Capital (Cyprus) Ltd. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the consolidated condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. Certain information and footnote disclosures generally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Results for interim periods are not necessarily indicative of the results for a full year. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 20-F for the fiscal year ended December 31, 1998.

     The Company's parent is PLD Telekom Inc. ("PLD"). The parent's investment in the Company has been pushed down into the Company's consolidated financial statements and allocated to the cost of the telecommunications licenses and goodwill. The Company's consolidated balance sheets at December 31, 1998 and at June 30, 1999 reflect the effect of this push down accounting treatment. The costs of the telecommunications licenses are amortized on a straight line basis over the terms of the related licenses. Goodwill is amortized on a straight line basis over 20 years.

(2) FUTURE ACTIVITIES

     The Company's telecommunications businesses are developing in an emerging economy which, by its nature, has an uncertain economic, political and regulatory environment. The general risks of operating businesses in the former Soviet Union include the possibility for rapid change in government policies, economic conditions, the tax regime and foreign currency regulations.

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

                           NWE CAPITAL (CYPRUS) LTD.

  (b) Purchase Commitments

     At June 30, 1999, PeterStar had commitments of approximately $1,400,000 related to the acquisition of telecommunications equipment. The PeterStar supply contracts provide for financing of these amounts over approximately five years.

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

     ALTEL has negotiated an agreement with its other shareholder effective January 1, 1998, under which the shareholder will provide certain consulting services, management support services and personnel expertise. Payments under this agreement are 300,000 tenge per month (U.S. dollar equivalent as of June 30, 1999 approximates $3,429) plus 1.0% of monthly gross revenues. The agreement was for a one year term, automatically renewable for successive one year periods unless terminated by either party.

  (d) Guarantees

     In June 1996, PLD issued senior discount notes (the "Senior Notes") and convertible subordinated notes (the "Convertible Notes") with an aggregate principal amount of $149.5 million (together, the "Notes"). The Company is a guarantor of this debt under the terms of the related indentures. A wholly owned subsidiary of the Company is also a guarantor of this debt, as well as of other indebtedness of PLD to The Travelers Insurance Company and The Travelers Indemnity Company (the "Travelers Parties").

     As noted in its annual report on Form 10-K, PLD does not presently have sufficient funds on hand to pay its indebtedness to the Travelers Parties. PLD's failure to make payment in full to the Travelers Parties could result in a claim being made against the Company's subsidiary under its guarantee, as well as resulting in a cross-default under and acceleration of the Senior Notes and Convertible Notes. In addition, any failure by PLD to make interest payments on the Senior Notes and Convertible Notes could result in a default under and acceleration of those Notes. Any such default under the Notes could result in a claim being made against the Company under its guarantee, which would have a material adverse effect on the Company and raise substantial doubt about the Company's ability to continue as a going concern.

     On May 17, 1999, PLD entered into a Merger Agreement with Metromedia International Group, Inc. ("MMG") pursuant to which PLD will become a wholly owned subsidiary of MMG, upon the terms and conditions set forth therein (the "Merger"). In connection with the Merger Agreement and the transactions contemplated thereunder, substantially all of the holders of the Senior Notes and Convertible Notes have agreed, subject to completion of the Merger and the other transactions contemplated by the Merger Agreement, to defer to the date the Merger is consummated all of the interest payable on the Notes during the period from the execution of the Merger Agreement to the date of consummation of the Merger and to exchange their outstanding Notes for new notes issued by MMG which will not be guaranteed by the Company or the Company's subsidiary. In addition, the Travelers Parties have agreed, again subject to completion of the Merger and the other transactions contemplated by the Merger Agreement, to defer payment of $8.5 million of the amounts due to them until the completion of the Merger, and to further defer payment of the remaining $4.92 million owed to them by PLD until August 2000. The guarantee of the Company's subsidiary to the Travelers Parties will remain in place until PLD has repaid all of its indebtedness to such parties, which is expected to occur in August 2000.

     While agreements have been reached with substantially all of the holders of PLD's Senior Notes and Convertible Notes and with the Travelers Parties on a restructuring of PLD's indebtedness to such parties,

                           NWE CAPITAL (CYPRUS) LTD.

those agreements are conditioned upon the closing of the Merger. If the Merger did not close, PLD would remain obligated to pay interest on the Senior Notes and Convertible Notes and there can be no assurance that the Travelers Parties would not demand payment in full of PLD's obligations to them.

(5) COMPREHENSIVE INCOME

     For the three and six months ended June 30, 1999 and 1998, comprehensive income was equal to consolidated net income reported on the consolidated condensed statement of operations.

(6) ACCOUNTING PRONOUNCEMENTS

     The American Institute of Certified Public Accountants issued Statement of Position No. 98-1 (SOP 98-1) "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Statement of Position No. 98-5 (SOP 98-5) "Reporting on the Costs of Start-Up Activities" in 1998. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company was required to adopt both new statements in the first quarter of 1999. The adoption of these statements did not have a material effect on the Company's consolidated condensed financial statements for the six months ended June 30, 1999.

                         PLD CAPITAL ASSET (U.S.) INC.

                         CONDENSED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)

                         PLD CAPITAL ASSET (U.S.) INC.

                            CONDENSED BALANCE SHEETS
                JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998
                          (THOUSANDS OF U.S. DOLLARS)

                                                              JUNE 30,     DECEMBER 31,
                                                                1999           1998
                                                              ---------    ------------
Assets:
  Current:
     Cash and cash equivalents..............................   $    10       $    10
     Other receivables and prepaids.........................       390           228
     Assets held for resale.................................     4,994         3,949
     Due from related parties -- installment sales
      contracts.............................................     5,111         6,408
                                                               -------       -------
                                                                10,505        10,595
  Escrow funds..............................................     2,218           528
  Due from related parties -- installment sales contracts...     3,513         3,806
                                                               -------       -------
                                                               $16,236       $14,929
                                                               =======       =======
Liabilities and Shareholder's Equity:
  Current liabilities:
     Accounts payable and accrued liabilities...............       917         1,977
     Due to related parties.................................     6,015         5,035
     Current portion of long-term debt......................       355            --
                                                               -------       -------
                                                                 7,287         7,012
  Long-term debt............................................       741            --
  Shareholder's equity:
     Capital stock:
     Additional paid-in capital.............................     6,641         6,641
  Retained earnings.........................................     1,567         1,276
                                                               -------       -------
  Total shareholder's equity................................     8,208         7,917
                                                               -------       -------
                                                               $16,236       $14,929
                                                               =======       =======

           See accompanying notes to condensed financial statements.

                         PLD CAPITAL ASSET (U.S.) INC.

                       CONDENSED STATEMENTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)
                          (THOUSANDS OF U.S. DOLLARS)

                                                               THREE MONTHS       SIX MONTHS
                                                              ENDED JUNE 30,    ENDED JUNE 30,
                                                              --------------    --------------
                                                              1999     1998     1999     1998
                                                              -----    -----    -----    -----
Revenues:
  Interest income...........................................  $193     $132     $416     $342
Operating expenses:
  General and administrative................................    --       --       --       --
                                                              ----     ----     ----     ----
Operating income............................................   193      132      416      342
Interest expense............................................   (41)      --      (41)      --
Foreign exchange gain.......................................    73       --       73       --
                                                              ----     ----     ----     ----
Income before taxes.........................................   225      132      448      342
Income taxes................................................    79        5      157       14
                                                              ----     ----     ----     ----
Net income..................................................  $146     $127     $291     $328
                                                              ====     ====     ====     ====

           See accompanying notes to condensed financial statements.

                         PLD CAPITAL ASSET (U.S.) INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                          (THOUSANDS OF U.S. DOLLARS)

                                                               1999      1998
                                                              -------    -----
Cash provided by/(used in):
  Operations:
     Net income.............................................  $   291    $ 328
     Non-cash items:
       Increase in supplier prepayments.....................      (89)      --
       Increase in assets held for resale...................     (149)      --
       Change in due from or due to related parties, net....    1,736     (328)
       Increase in accounts payable and accrued
        liabilities.........................................      (99)      --
                                                              -------    -----
                                                                1,690       --
  Investing:
     Escrow.................................................   (1,690)      --
                                                              -------    -----
                                                               (1,690)      --
                                                              -------    -----
  Increase /(decrease) in cash and cash equivalents.........       --       --
Cash and cash equivalents, beginning of period..............       10       10
                                                              -------    -----
Cash and cash equivalents, end of period....................  $    10    $  10
Non-cash investing and financing activities:
  Purchase of equipment with advances from PLD Telekom Inc.
     and suppliers..........................................  $   895       --
                                                              =======    =====

           See accompanying notes to condensed financial statements.

                         PLD CAPITAL ASSET (U.S.) INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

(1) BASIS OF PRESENTATION

     The accompanying condensed financial statements are unaudited and have been prepared by PLD Capital Asset (U.S.) Inc. ("PLDCA" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. Certain information and footnote disclosures generally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Results for interim periods are not necessarily indicative of the results for a full year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 1998.

(2) BUSINESS, OPERATIONS AND FUTURE ACTIVITIES

     PLDCA was incorporated on April 17, 1998 under the laws of the State of Delaware and is a wholly-owned subsidiary of PLD Telekom Inc. ("PLD" or the "Parent"). The Company was formed as a special purpose subsidiary to enter into installment sales agreements in respect of certain telecommunications equipment required by PLD's operating subsidiaries located in the former Soviet Union. On June 30, 1998, PLDCA assumed the assets, liabilities and business of PLD Asset Leasing Limited ("PLDAL"). PLDCA recorded such assets and liabilities at the historical cost of PLDAL, since the entities were under common control. Amounts presented for the three and six months ended June 30, 1998 reflect the results of operations and cash flows of PLDAL. PLDAL is a Cypriot company wholly owned by the Parent, which existed to enter into lease agreements with related companies. PLDAL is presently inactive and it is the intention of the Parent to liquidate PLDAL.

     Ultimate recoverability of the Company's investments is dependent upon each of PLD's subsidiaries and affiliates with which it has entered into installment sales contracts, achieving and maintaining profitability, which is dependent to a certain extent on a stabilization of the economies of the former Soviet Union, the ability of these companies to maintain their telecommunications licenses and their ability to obtain adequate financing to meet capital commitments.

(3) COMMITMENTS AND CONTINGENCIES

  (a) Guarantees

     In June 1996, PLD issued senior discount notes (the "Senior Notes") and convertible subordinated notes (the "Convertible Notes") with an aggregate principal amount of $149.5 million (together, the "Notes"). The Company is a guarantor of this debt under the terms of the related indentures.

     As noted in its annual report on Form 10-K, PLD does not presently have sufficient funds on hand to meet its current debt obligations. PLD's failure to make payment in full of its current debt obligations could result in a cross-default under and acceleration of the Senior Notes and Convertible Notes. In addition, any failure by PLD to make interest payments on the Senior Notes and Convertible Notes could result in a default under and acceleration of those Notes. Any such events could result in a claim being made against the Company under its guarantee, which would have a material adverse effect on the Company and raise substantial doubt about the Company's ability to continue as a going concern.

     On May 17, 1999, PLD entered into a Merger Agreement with Metromedia International Group, Inc. ("MMG") pursuant to which PLD will become a wholly owned subsidiary of MMG, upon the terms and conditions set forth therein (the "Merger"). In connection with the Merger Agreement and the transactions contemplated thereunder, substantially all of the holders of the Senior Notes and Convertible Notes have agreed, subject to completion of the Merger and the other transactions contemplated by the Merger

                         PLD CAPITAL ASSET (U.S.) INC.

Agreement, to defer to the date the Merger is consummated all of the interest payable on the Notes during the period from the execution of the Merger Agreement to the date of consummation of the Merger and to exchange their outstanding Notes for new notes issued by MMG which will not be guaranteed by the Company.

     While agreements have been reached with substantially all of the holders of the Senior Notes and Convertible Notes and with other parties involving PLD's obligations to such parties, those agreements are conditioned upon the closing of the Merger. If the Merger did not close, PLD would remain obligated to pay interest on the Senior Notes and Convertible Notes and there can be no assurance that the other parties would not demand payment in full of PLD's current debt obligations to them.

  (b) Purchase Commitments

     As of June 30, 1999, the Company had entered into purchase commitments with unaffiliated companies relating to telecommunications equipment amounting to $704,000.

  (c) Deferral of Payments to Supplier

     Pursuant to an amendment to a supply contract with Siemens, which was originally entered into in August 1997, the Company has restructured the amount outstanding as of June 30, 1999 of $1.1 million, whereby $0.7 million has been deferred for payment during the period June 30, 2000 to December 31, 2003.

(4) RESTRICTED CASH

     Pursuant to the terms of PLD's $149.5 million private placement completed on June 12, 1996, $2.2 million was in the Company's escrow account on June 30, 1999. These funds may only be used for certain specified purposes, principally for the purchase of telecommunications equipment and the payment of interest on PLD's Senior Notes.

(5) COMPREHENSIVE INCOME

     For the three and six months ended June 30, 1999 and 1998, comprehensive income was equal to net income reported on the condensed statement of operations.

(6) ACCOUNTING PRONOUNCEMENTS

     The American Institute of Certified Public Accountants issued Statement of Position No. 98-1 (SOP 98-1) "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Statement of Position No. 98-5 (SOP 98-5) "Reporting on the Costs of Start-Up Activities" in 1998. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company was required to adopt both new statements in the first quarter of 1999. The adoption of these statements did not have a material effect on the Company's condensed financial statements for the six months ended June 30, 1999.

                       TECHNOCOM LIMITED AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                       TECHNOCOM LIMITED AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998

                                                               JUNE 30,      DECEMBER 31,
                                                                 1999            1998
                                                              ----------    --------------
                                                              (THOUSANDS OF U.S. DOLLARS,
                                                                    EXCEPT SHARE AND
                                                                    PER SHARE DATA)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $    884        $    390
  Trade receivables, net of allowances......................      2,378           2,394
  Other receivables.........................................      2,117           1,880
  Due from related parties..................................      8,655           8,162
                                                               --------        --------
          TOTAL CURRENT ASSETS..............................     14,034          12,826
Property and equipment, net.................................     46,811          48,408
Telecommunications licenses, net............................     29,211          31,904
Due from related parties....................................      2,355           1,752
Goodwill, net...............................................     10,294          10,572
Other investments and assets, net...........................        583             593
                                                               --------        --------
          TOTAL ASSETS......................................   $103,288        $106,055
                                                               ========        ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................      3,109           2,915
  Accrued liabilities.......................................        894             757
  Taxes payable.............................................      5,533           3,571
  Due to related parties....................................     23,785          21,621
  Supplier finance -- current portion.......................        963             759
                                                               --------        --------
          TOTAL CURRENT LIABILITIES.........................     34,284          29,623
Due to related parties......................................      8,000           8,000
Supplier finance -- long-term portion.......................      1,525           2,068
SHAREHOLDERS' EQUITY
Capital stock...............................................          1               1
  Preference shares, par value $1.00 per share, authorized,
     issued and fully paid -- 1,000 shares
  Ordinary shares, par value IR L1 per share,
     authorized -- 1,000 shares, issued and fully
     paid -- 199 shares
  Share premium.............................................     40,390          40,390
  Additional capital........................................     46,439          46,439
  Accumulated deficit.......................................    (27,351)        (20,466)
                                                               --------        --------
TOTAL SHAREHOLDERS' EQUITY..................................     59,479          66,364
                                                               --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................   $103,288        $106,055
                                                               ========        ========

     See accompanying notes to consolidated condensed financial statements.

                       TECHNOCOM LIMITED AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
               THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                          (THOUSANDS OF U.S. DOLLARS)

                                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                                             JUNE 30,             JUNE 30,
                                                        ------------------   ------------------
                                                         1999       1998      1999       1998
                                                        -------    -------   -------    -------
REVENUES:
  Telecommunications..................................  $ 4,264    $ 5,085   $ 8,222    $10,462
  Finance lease income................................      386        427       812        874
                                                        -------    -------   -------    -------
          TOTAL REVENUES..............................    4,650      5,512     9,034     11,336
OPERATING EXPENSES:
  Direct costs (excludes depreciation)................    2,550      2,662     5,070      4,840
  General and administrative..........................    1,569      2,503     4,010      4,499
  Depreciation........................................    1,111        904     2,225      1,758
  Amortization........................................    1,486      2,957     2,972      3,022
  Taxes other than income taxes.......................      260        556       923        990
                                                        -------    -------   -------    -------
          TOTAL OPERATING EXPENSES....................    6,976      9,582    15,200     15,109
OPERATING LOSS........................................   (2,326)    (4,070)   (6,166)    (3,773)
OTHER INCOME/(EXPENSE):
  Share of loss from equity investments...............     (121)       (48)     (258)      (258)
  Gain on disposal of fixed assets....................      238         --       238         --
  Interest income.....................................        4         36         4        117
  Interest expense....................................     (362)      (420)     (724)      (563)
  Foreign exchange gain...............................      182         --       248         --
                                                        -------    -------   -------    -------
LOSS BEFORE TAXATION AND MINORITY INTEREST............   (2,385)    (4,502)   (6,658)    (4,477)
Income taxes..........................................      218        377       227         --
                                                        -------    -------   -------    -------
          LOSS BEFORE MINORITY INTEREST...............   (2,603)    (4,125)   (6,885)    (4,477)
Minority interest.....................................       --         --        --         --
                                                        -------    -------   -------    -------
NET LOSS..............................................  $(2,603)   $(4,125)  $(6,885)   $(4,477)
                                                        =======    =======   =======    =======

     See accompanying notes to consolidated condensed financial statements.

                       TECHNOCOM LIMITED AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                          (THOUSANDS OF U.S. DOLLARS)

                                                               1999       1998
                                                              -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $(6,885)   $(4,477)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization.............................    5,197      4,780
  Share of loss of equity investments.......................      258        258
Changes in operating assets and liabilities:
  Decrease/(increase) in trade receivables..................       16       (765)
  (Increase)/decrease in other receivables..................     (237)     1,031
  Changes in due from/to related parties....................     (415)     4,314
  Increase/(decrease) in accounts payable and deferred
     taxes..................................................      193     (1,808)
  Decrease in accrued liabilities...........................      (11)      (931)
  Increase/(decrease) in other liabilities..................    1,771        (92)
                                                              -------    -------
CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES.............     (113)     2,310
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures........................................     (628)    (3,575)
Other investments and assets................................        9       (246)
                                                              -------    -------
CASH USED IN INVESTING ACTIVITIES...........................     (619)    (3,821)
                                                              -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
Related party financing.....................................    1,226         --
Payment on long-term indebtedness...........................       --     (1,373)
                                                              -------    -------
CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES.............    1,226     (1,373)
Increase/(decrease) in cash and cash equivalents............      494     (2,884)
Cash and cash equivalents at beginning of period............      390      4,671
                                                              -------    -------
CASH AT END OF PERIOD.......................................  $   884    $ 1,787
                                                              =======    =======
Supplemental disclosures:
Interest paid...............................................  $    --    $   129
                                                              =======    =======
Income taxes paid...........................................  $   192    $    --
                                                              =======    =======

     See accompanying notes to consolidated condensed financial statements.

                       TECHNOCOM LIMITED AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

(1) BASIS OF PRESENTATION

     The accompanying consolidated condensed financial statements are unaudited and have been prepared by Technocom Limited (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the consolidated condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. Certain information and footnote disclosures generally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Results for interim periods are not necessarily indicative of the results for a full year. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 1998.

     Certain reclassifications have been made to the prior year's consolidated condensed financial statements to conform to the current year's presentation.

     The Company's parent is PLD Telekom Inc. ("PLD" or the "Parent"). The Parent's investment in the Company has been pushed down into the Company's consolidated financial statements and allocated to the cost of the telecommunications licenses and goodwill. The Company's consolidated balance sheets at December 31, 1998 and at June 30, 1999 reflect the effect of this push down accounting treatment. The costs of the telecommunications licenses are amortised on a straight line basis over the terms of the related licenses. Goodwill is amortised on a straight line basis over 20 years.

(2) BUSINESS, OPERATIONS AND FUTURE ACTIVITIES

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

     The Company operates in an emerging economy which, by its nature, has an uncertain economic, political, and regulatory environment. The general risks of operating businesses in the former Soviet Union include the possibilities of rapid change in government policies, economic conditions, the tax regime and foreign currency regulations. In addition, its satellite-based long distance network is at an early stage of its operations.

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

(3) COMMITMENTS AND CONTINGENCIES

  (a) Pledge Arrangements

     In June 1996, PLD issued senior discount notes (the "Senior Notes") and convertible discount notes (the "Convertible Notes") with an aggregate principal amount of $149.5 million (together, the "Notes"). PLD is the owner of all of the preferred shares in the Company and these shares, together with 17 ordinary shares of the Company owned by PLD (representing approximately 8.5% of all such ordinary shares outstanding), have been pledged by PLD as collateral under the terms of the related indentures. In

                       TECHNOCOM LIMITED AND SUBSIDIARIES

November 1997, an additional 28 ordinary shares in the Company owned by PLD (representing approximately 14% of all such ordinary shares outstanding) were pledged as collateral to The Travelers Insurance Company and The Travelers Indemnity Company (the "Travelers Parties") in relation to certain other indebtedness of PLD to such parties.

     As noted in its annual report on Form 10-K, PLD does not presently have sufficient funds on hand to pay its indebtedness to the Travelers Parties. PLD's failure to make payment in full to the Travelers Parties could result in a cross-default under and acceleration of the Senior Notes and Convertible Notes. In addition, any failure by PLD to make interest payments on the Senior Notes and Convertible Notes could result in a default under and acceleration of those Notes. Because the Company is dependent upon the continued financial support of PLD to finance its ongoing operations, any such events would have a material adverse effect on the Company and raise substantial doubt about the Company's ability to continue as a going concern. Should PLD cease to trade as a going concern, the Company may have to resort to extraordinary measures, including making sales of assets under distressed conditions or ultimately seeking the protection of the bankruptcy courts. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     On May 17, 1999, PLD entered into a Merger Agreement with Metromedia International Group, Inc. ("MMG") pursuant to which PLD will become a wholly owned subsidiary of MMG, upon the terms and conditions set forth therein (the "Merger"). In connection with the Merger Agreement and the transactions contemplated thereunder, substantially all of the holders of the Senior Notes and Convertible Notes have agreed, subject to completion of the Merger and the other transactions contemplated by the Merger Agreement, to defer to the date the Merger is consummated all of the interest payable on the Notes during the period from the execution of the Merger Agreement to the date of consummation of the Merger and to exchange their outstanding Notes for new notes issued by MMG for which shares in the Company will not be pledged. In addition, the Travelers Parties have agreed, again subject to completion of the Merger and the other transactions contemplated by the Merger Agreement, to defer payment of $8.5 million of the amounts due to them until the completion of the Merger, and to further defer payment of the remaining $4.92 million owed to them by PLD until August 2000. PLD's pledge of a portion of the ordinary shares of the Company to the Travelers Parties will remain in place until PLD has repaid all of its indebtedness to such parties, which is expected to occur in August 2000.

     Additionally, under the terms of the Merger Agreement, MMG and PLD have entered into a $7.0 million bridge loan agreement to fund PLD's operations from the date of the Merger Agreement until consummation of the Merger or until the Merger Agreement is terminated. 115 of the Company's ordinary shares owned by PLD (representing approximately 58% of all such ordinary shares outstanding) have been pledged as collateral for such bridge loan. As a result of this and the other pledges referred to above, all of the preferred and ordinary shares of the Company owned by PLD have been pledged.

     While agreements have been reached with substantially all of the holders of PLD's Senior Notes and Convertible Notes and with the Travelers Parties on a restructuring of PLD's indebtedness to such parties, those agreements are conditioned upon the closing of the Merger. If the Merger did not close, PLD would remain obligated to pay interest on the Senior Notes and Convertible Notes and there can be no assurance that the Travelers Parties would not demand payment in full of PLD's obligations to them.

  (b) Commitments

     Teleport-TP, a subsidiary of the Company in Russia, currently utilizes capacity on three Intelsat satellites for the provision of its international and domestic long distance services, pursuant to rolling fifteen year contracts with Intelsat. These agreements require quarterly payments of $1.1 million for the remainder of their terms.

                       TECHNOCOM LIMITED AND SUBSIDIARIES

     As of June 30, 1999, the Company has a commitment to pay PLD $8.0 million on April 20, 2001 in accordance with the terms of an agreement dated April 21, 1998 between the Company and PLD. In addition, according to the terms of the agreement interest accrues at the rate of 14% p.a. and will be payable annually in arrears on the anniversary of the agreement date.

  (c) Taxation

     The Company and certain of its Russian subsidiaries have accrued profits and other taxes based on interpretations of the law which may ultimately be disputed by the Russian taxation authorities. The exposure to additional profits and other taxes, fines and penalties will not, in the opinion of the Company's directors, have a material adverse effect on the financial position or results of operations of the Company.

  (d) Legal Proceedings

     There are no material pending legal proceedings to which the Company or any of its property is subject.

(4) COMPREHENSIVE INCOME

     For the three and six months ended June 30, 1999 and 1998, comprehensive loss was equal to consolidated net loss reported on the consolidated condensed statement of operations.

(5) ACCOUNTING PRONOUNCEMENTS

     The American Institute of Certified Public Accountants issued Statement of Position No. 98-1 (SOP 98-1) "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Statement of Position No. 98-5 (SOP 98-5) "Reporting on the Costs of Start-Up Activities" in 1998. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company was required to adopt both new statements in the first quarter of 1999. The adoption of these statements did not have a material effect on the Company's consolidated condensed financial statements for the six months ended June 30, 1999.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

                  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998

                                                               JUNE 30,      DECEMBER 31,
                                                                 1999            1998
                                                              ----------    --------------
                                                              (THOUSANDS OF U.S. DOLLARS,
                                                               EXCEPT SHARE AND PER SHARE
                                                                         DATA)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 2,175         $ 1,642
  Trade receivables, net of allowance.......................      2,872           3,811
  Due from related parties..................................         --              20
  Inventory.................................................      1,436           1,495
  Prepaid expenses and other current assets.................        555             713
                                                                -------         -------
          Total current assets..............................      7,038           7,681
Property and equipment, net.................................     28,963          29,746
Telecommunications license, net.............................     20,298          21,581
                                                                -------         -------
          Total assets......................................    $56,299         $59,008
                                                                =======         =======

                           LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................      1,740             939
  Due to related parties....................................         85             602
  Customer deposits and advances............................      3,880           4,244
                                                                -------         -------
          Total current liabilities.........................      5,705           5,785
                                                                -------         -------
Commitments and contingencies
Minority interest...........................................      5,300           6,102
Shareholder's equity:
  Common stock, par value of $1 per share,
     authorized -- 20,001,000 shares, issued and
     outstanding -- 20,000,002 shares.......................     20,000          20,000
  Contributed capital.......................................     30,803          30,803
  Reserve capital...........................................        100             100
  Accumulated deficit.......................................     (5,609)         (3,782)
                                                                -------         -------
          Total shareholder's equity........................     45,294          47,121
                                                                -------         -------
          Total liabilities and shareholder's equity........    $56,299         $59,008
                                                                =======         =======

     See accompanying notes to consolidated condensed financial statements.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
               THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                          (THOUSANDS OF U.S. DOLLARS)

                                                         THREE MONTHS           SIX MONTHS
                                                        ENDED JUNE 30         ENDED JUNE 30
                                                      ------------------    ------------------
                                                       1999       1998       1999       1998
                                                      -------    -------    -------    -------
Telecommunications revenues.........................  $ 5,839    $10,128    $13,760    $19,677
Operating expenses:
  Direct costs (excludes depreciation)..............    1,274      1,954      2,941      3,902
  General and administrative........................    2,050      2,444      4,363      4,757
  Management fees...................................      274        419        618        819
  Depreciation and amortization.....................    2,048      1,634      3,918      3,022
  Taxes other than income tax.......................       42        149        126        284
                                                      -------    -------    -------    -------
          Total operating expenses..................    5,688      6,600     11,966     12,784
                                                      -------    -------    -------    -------
Operating income....................................      151      3,528      1,794      6,893

Other income/(expense):
  Interest and other income.........................       (4)        94         33        185
  Foreign exchange loss.............................     (489)       (81)      (643)      (191)
                                                      -------    -------    -------    -------
     Net (loss)/income before income tax and
       minority interest............................     (342)     3,541      1,184      6,887
Income tax..........................................      724      1,344      1,813      2,690
                                                      -------    -------    -------    -------
          Net (loss)/income before minority
            interest................................   (1,066)     2,197       (629)     4,197
Minority interest...................................     (277)     1,355        198      2,612
                                                      -------    -------    -------    -------
Net (loss)/income...................................  $  (789)   $   842    $  (827)   $ 1,585
                                                      =======    =======    =======    =======

     See accompanying notes to consolidated condensed financial statements.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                          (THOUSANDS OF U.S. DOLLARS)

                                                               1999       1998
                                                              -------    -------
Cash flows provided by operating activities:
  Net (loss)/income.........................................  $  (827)   $ 1,585
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    3,918      3,022
     Gain on disposal.......................................       --         89
     Bad debt expense.......................................       33        180
     Minority interest......................................      198      2,612
     Changes in operating assets and liabilities:
       Decrease/(increase) in trade receivables.............      906       (520)
       Decrease in inventory................................       59        269
       Increase in prepaid expenses and other current
        assets..............................................     (116)      (429)
       Increase in accounts payable and accrued
        liabilities.........................................      594          7
       Decrease in due to related parties...................     (497)    (1,287)
       (Decrease)/increase in customer deposits and
        advances............................................     (364)       520
       Increase/(decrease) in income tax payable............      482        (58)
                                                              -------    -------
          Net cash provided by operating activities.........    4,386      5,990
                                                              -------    -------
Cash flows used in investing activities -- purchase of
  property and equipment....................................   (1,853)    (2,825)
                                                              -------    -------
Cash flows used in financing activities -- dividend
  payments..................................................   (2,000)    (2,500)
                                                              -------    -------
          Increase in cash and cash equivalents.............      533        665
Cash and cash equivalents at beginning of period............    1,642      5,294
                                                              -------    -------
Cash and cash equivalents at end of period..................    2,175      5,959
                                                              =======    =======
Supplemental disclosures:
  Interest paid.............................................  $    --    $    --
                                                              =======    =======
  Income taxes paid.........................................  $ 1,361    $ 3,083
                                                              =======    =======

     See accompanying notes to consolidated condensed financial statements.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

(1) BASIS OF PRESENTATION

     The accompanying consolidated condensed financial statements are unaudited and have been prepared by Wireless Technology Corporations Limited ("WTC" or "the Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the consolidated condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation. Certain information and footnote disclosures generally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Results for interim periods are not necessarily indicative of the results for a full year. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 20-F for the fiscal year ended December 31, 1998.

     The Company's ultimate parent is PLD Telekom Inc. ("PLD"). The parent's investment in the Company has been pushed down into the Company's consolidated financial statements and allocated to the cost of the telecommunications license. The Company's consolidated balance sheets at December 31, 1998 and at June 30, 1999 reflect the effect of this push down accounting treatment. The cost of the telecommunications license is amortized on a straight line basis over the term of the license.

(2) FUTURE ACTIVITIES

     The Company's results are dependent upon the ability of its subsidiary, ALTEL, formerly known as BECET International ("ALTEL"), to retain existing subscribers, to attract new subscribers, and to control operating expenses. ALTEL's cellular telecommunications system in Kazakhstan is operating in an emerging economy which, by its nature, has an uncertain economic, political, and regulatory environment. The general risks of operating businesses in Kazakhstan include the possibility for rapid changes in government policies, economic conditions, the tax regime, and foreign currency regulations.

     Ultimate recoverability of the Company's investment in ALTEL is dependent upon ALTEL maintaining profitability, which is dependent on the stability of the economy of Kazakhstan, the ability to maintain the necessary telecommunications licenses, and the ability to obtain adequate financing to meet capital requirements.

(3) COMMITMENTS AND CONTINGENCIES

  (a) Guarantees

     In June 1996, PLD issued senior discount notes (the "Senior Notes") and convertible subordinated notes (the "Convertible Notes") with an aggregate principal amount of $149.5 million (together, the "Notes"). The Company is a guarantor of this debt under the terms of the related indentures. The Company is also a guarantor of other indebtedness of PLD to The Travelers Insurance Company and The Travelers Indemnity Company (the "Travelers Parties").

     As noted in its annual report on Form 10-K, PLD does not presently have sufficient funds on hand to pay its indebtedness to the Travelers Parties. PLD's failure to make payment in full to the Travelers Parties could result in a claim being made against the Company under its guarantee, as well as resulting in a cross-default under and acceleration of the Senior Notes and Convertible Notes. In addition, any failure by PLD to make interest payments on the Senior Notes and Convertible Notes could result in a default under and acceleration of those Notes, which would also lead to a claim against the Company under its guarantee of those Notes. Any such events would have a material adverse effect on the Company and raise substantial doubt about the Company's ability to continue as a going concern.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

     On May 17, 1999, PLD entered into a Merger Agreement with Metromedia International Group, Inc. ("MMG") pursuant to which PLD will become a wholly owned subsidiary of MMG, upon the terms and conditions set forth therein (the "Merger"). In connection with the Merger Agreement and the transactions contemplated thereunder, substantially all of the holders of the Senior Notes and Convertible Notes have agreed, subject to completion of the Merger and the other transactions contemplated by the Merger Agreement, to defer to the date the Merger is consummated all of the interest payable on the Notes during the period from the execution of the Merger Agreement to the date of consummation of the Merger and to exchange their outstanding Notes for new notes issued by MMG which will not be guaranteed by the Company. In addition, the Travelers Parties have agreed, again subject to completion of the Merger and the other transactions contemplated by the Merger Agreement, to defer payment of $8.5 million of the amounts due to them until the completion of the Merger, and to further defer payment of the remaining $4.92 million owed to them by PLD until August 2000. The Company's guarantee to the Travelers Parties will remain in place until PLD has repaid all of its indebtedness to such parties, which is expected to occur in August 2000.

     While agreements have been reached with substantially all of the holders of the Senior Notes and Convertible Notes and with the Travelers Parties on a restructuring of PLD's indebtedness to such parties, those agreements are conditioned upon the closing of the Merger. If the Merger did not close, PLD would remain obligated to pay interest on the Senior Notes and Convertible Notes and there can be no assurance that the Travelers Parties would not demand payment in full of PLD's obligations to them.

  (b) Management Services

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

     ALTEL has negotiated an agreement with its other shareholder effective January 1, 1998, under which the shareholder will provide certain consulting services, management support services and personnel expertise. Payments under this agreement are 300,000 tenge per month (U.S. dollar equivalent as of June 30, 1999 approximates $3,429) plus 1.0% of monthly gross revenues. The agreement was for a one year term, automatically renewable for successive one year periods unless terminated by either party.

  (c) Taxation

     ALTEL has accrued profit and other taxes based on interpretations of the law which may ultimately be disputed by the local taxation authorities. Management believes that the exposure to additional profit and other taxes, fines and penalties will not have material effect on the financial position or results of operations of the Company.

(4) COMPREHENSIVE INCOME

     For the three and six months ended June 30, 1999 and 1998, comprehensive income/loss was equal to consolidated net income/loss reported on the consolidated condensed statement of operations.

(5) ACCOUNTING PRONOUNCEMENTS

     The American Institute of Certified Public Accountants issued Statement of Position No. 98-1 (SOP 98-1) "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Statement of Position No. 98-5 (SOP 98-5) "Reporting on the Costs of Start-Up Activities" in 1998. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-5 requires costs of start-up

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED activities and organization costs to be expensed as incurred. The Company was required to adopt both new statements in the first quarter of 1999. The adoption of these statements did not have a material effect on the Company's consolidated condensed financial statements for the six months ended June 30, 1999.

(6) DIVIDEND PAYMENTS

     Total dividends declared and paid were $2.0 million and $2.5 million for the six months ended June 30, 1999 and 1998, respectively.

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

BASIS OF PRESENTATION

     The Company's key interests at June 30, 1999 include a 71% equity interest in PeterStar, which provides telecommunications services in St. Petersburg, Russia; a 50% equity interest in ALTEL, which provides cellular services in Kazakhstan; a 50% interest in BELCEL, which provides cellular services in Belarus; and an 80.4% equity interest in Technocom which, through its 49.3% equity interest in Teleport-TP, operates an international teleport in Moscow, fiber optic networks in Moscow and its environs and a satellite-based long distance network across Russia.

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

RESULTS OF OPERATIONS

  Three and Six Months Ended June 30, 1999 Versus Three and Six Months Ended June 30, 1998

     Overview. The definition of EBITDA is given in the previous section. It is commonly used as an indicator of the ability of a business to generate cash flows from its operating activities. Management therefore considers it to be a relevant and useful measure for investors. The Company reported a net loss of $10.6 million ($0.28 per share) and an operating loss of $1.2 million on revenues of $28.0 million for the three months ended June 30, 1999, compared to a net loss of $5.4 million ($0.16 per share) and operating income of $5.9 million on operating revenues of $39.2 million reported in the second quarter of 1998. EBITDA of $7.6 million reported in the second quarter of 1999 compares with $11.9 million in the second quarter of 1998. For the six months ended June 30, 1999, the Company reported a net loss of $23.4 million ($0.62 per share) and an operating loss of $3.1 million on revenues of $57.3 million compared to a net loss of $9.9 million ($0.30 per share) and operating income of $13.1 million on operating revenues of $74.4 million reported in the six months ended June 30, 1998. EBITDA of $13.1 million reported in six months ended June 30, 1999 compared with $24.6 million in the six months ended June 30, 1998.

     For the six months ended June 30, 1999, net cash provided by operating and financing activities amounted to $13.6 million and $4.2 million, respectively, with net cash used in investing activities amounting to $14.5 million. This compares to the six months ended June 30, 1998 when net cash provided by operating activities amounted to $8.0 million, and net cash used in investing activities and financing activities amounted to $0.4 million and $8.8 million, respectively. Cash flows generated by operating subsidiaries are generally retained by those businesses to finance capital expenditures, service long-term debt and provide working capital. Funds in excess of subsidiaries' requirements are distributed to shareholders.

     The following table shows the Company's consolidated revenues by principal operating subsidiary for the three and six months ended June 30, 1999 and 1998 and the percentage change in revenues between the periods:

                          THREE MONTHS          THREE MONTHS
                              ENDED                 ENDED                          SIX MONTHS ENDED      SIX MONTHS ENDED
                          JUNE 30, 1999         JUNE 30, 1998           %            JUNE 30, 1999         JUNE 30, 1998
                       -------------------   -------------------   CHANGE OVER    -------------------   -------------------
                       ($ MILLION)     %     ($ MILLION)     %     PRIOR PERIOD   ($ MILLION)     %     ($ MILLION)     %
                       -----------   -----   -----------   -----   ------------   -----------   -----   -----------   -----
PeterStar............     13.8        49.3%     20.3        51.8%     (32.0)%        27.7        48.3%     37.8        50.8%
ALTEL................      5.8        20.7%     10.1        25.8%     (42.6)%        13.8        24.1%     19.7        26.5%
Technocom............      4.7        16.8%      5.5        14.0%     (14.5)%         9.0        15.7%     11.3        15.2%
BCL..................      2.3         8.2%      2.8         7.1%     (17.9)%         4.7         8.2%      5.1         6.8%
Other................      1.4         5.0%      0.5         1.3%     180.0%          2.1         3.7%      0.5         0.7%
                          ----       -----      ----       -----      -----          ----       -----      ----       -----
                          28.0       100.0%     39.2       100.0%     (28.6)%        57.3       100.0%     74.4       100.0%


                            %
                       CHANGE OVER
                       PRIOR PERIOD
                       ------------
PeterStar............     (26.7)%
ALTEL................     (29.9)%
Technocom............     (20.4)%
BCL..................      (7.8)%
Other................     320.0%
                          -----
                          (23.0)%

     Revenues. Revenues decreased 28.6% from $39.2 million in the second quarter of 1998 to $28.0 million in the second quarter of 1999. For the six months ended June 30, 1999, revenues decreased 23.0% from $74.4 million reported a year ago to $57.3 million. PeterStar, Technocom and BCL continued to feel the effects of the Russian economic crisis which commenced in the third quarter of 1998, while ALTEL's performance during 1999 has been adversely affected by the worsening economic conditions in Kazakhstan. These economic problems have resulted in the loss of some customers as well as reduced calling activity among those who have remained customers.

     PeterStar and ALTEL continue to account for the majority (70.0%) of the Company's consolidated revenues. Although subscriber numbers have increased for both these entities over the comparable periods, revenues per subscriber or line have fallen.

     In the case of Teleport-TP, where tariffs to certain customers are quoted in roubles, revenues have been adversely affected by the rouble devaluation. In addition, collections have slowed and the Company's businesses are having to devote more resources to the process of collecting receivables.

     While increased competition has not been an issue for either PeterStar or Teleport-TP, ALTEL has been experiencing downward pressure on tariffs as a result of other cellular licensees commencing operations in Kazakhstan.

     The Company's new international carrier services business (the "Carrier Services Business"), which commenced operations in the fourth quarter of 1998, contributed revenues of $1.3 million in the first half of 1999. This business is expected to be an increasingly important contributor to the Company's consolidated revenues in 1999 and subsequent years as this business is developed.

     Overall, management believes that based upon the current economic circumstances in Russia and Kazakhstan, revenues in the short-term are unlikely to grow at the same rate as they have in recent years. Given the many uncertainties in the Russian political and economic situations at the present time, exacerbated by the absence of strong leadership or effective economic planning, it is extremely difficult to make any accurate assessment of the prospects for the Company's businesses for the balance of 1999. It is not possible to rule out further deterioration in the Russian and Kazakh economic situation which would be likely to impact the Company's businesses adversely. See "Recent Developments." While management believes that it is taking all available measures to protect the Company and its businesses from the negative effects of any further problems in Russia and Kazakhstan, there can be no assurance that those measures will be successful.

     Direct costs (excludes depreciation). Direct costs decreased 25.4% to $9.1 million in the second quarter of 1999 from $12.2 million reported in the second quarter of 1998. For the six months ended June 30, 1999, direct costs decreased 23.9% from $23.0 million reported a year ago to $17.5 million. As a percentage of revenues, direct costs decreased marginally from 30.9% to 30.5% over the comparable six month periods. Given the continuing effects of the Russian economic crisis however, it is difficult to determine whether the Company will be able to maintain these margin levels for the balance of 1999.

     General and administrative expenses. General and administrative expenses, which include salaries and sales and marketing expenses in all of the Company's operating subsidiaries, together with corporate office overhead, decreased 12.8% to $10.9 million for the three months ended June 30, 1999 from $12.5 million recorded in the second quarter of 1998. For the six months ended June 30, 1999, general and administrative expenses increased 8.6% to $24.1 million from $22.2 million recorded in the six months ended June 30, 1998. As a percentage of revenues, general and administrative expenses for the six months ended June 30, 1999 increased to 42.1% from 29.8% in 1998.

     In light of the reduction in revenues stemming from the inherent uncertainty in the current Russian and Kazakh economies, the Company has initiated cost cutting efforts within its subsidiaries and corporate offices. As a result, consolidated general and administrative costs were reduced by $2.3 million between the first and second quarters of 1999.

     Depreciation. Depreciation increased 45.7% to $5.1 million in the second quarter of 1999 compared to $3.5 million incurred in the second quarter of 1998. For the six months ended June 30, 1999, depreciation increased 50.0% to $9.9 million from $6.6 million recorded in the six months ended June 30, 1998 reflecting the investment of over $40.4 million in property and equipment over the past 12 months. Depreciation will likely continue to grow as capital expenditures are expected to continue, albeit at a slower pace, in 1999. Depreciation represented 17.3% of revenues for the six months ended June 30, 1999 compared to 8.9% a year earlier.

     Amortization expense. For the three months ended June 30, 1999, the Company incurred total amortization charges of $3.6 million compared to $3.3 million in the second quarter of 1998. For the six months ended June 30, 1999, the Company incurred total amortization charges of $7.2 million compared to $6.4 million a year earlier. Of the 1999 year to date charges, $6.6 million related primarily to the amortization of telecommunications licenses held by PeterStar, ALTEL and Teleport-TP and $0.6 million related to the amortization of deferred financing costs. Deferred financing costs relate to the June 1996 high yield offering and are amortized over eight years, the term of the Senior Notes.

     The increase in amortization expense in the three and six months ended June 30, 1999 was primarily due to the acquisition by the Company, effective September 30, 1998, of an additional 11% interest in PeterStar for consideration of $33.9 million. The excess of the purchase price over identifiable, tangible assets of $28.1 million arising on the acquisition was allocated to goodwill and telecommunications licenses. The value allocated to goodwill ($24.7 million) is being amortized over 20 years and the value allocated to PeterStar's licenses ($3.4 million) is being amortized over their remaining terms which expire in 2004. This has resulted in additional quarterly amortization charges of $0.5 million commencing in the fourth quarter of 1998. ALTEL's and Teleport-TP's telecommunications licenses are also amortized over their remaining terms, which expire in 2009 and 2004, respectively.

     The Company does not anticipate any problems renewing the telecommunications licenses currently held by any of its subsidiaries upon their expiry.

     Share of income/(loss) from equity investments. The Company's share in losses from equity investments, primarily BELCEL and MTR-Sviaz, increased from $48,000 in the second quarter of 1998 to $89,000 in the second quarter of 1999. For the six months ended June 30, 1999, the Company's share in losses from equity investments increased to $0.4 million compared to $0.3 million reported last year. The 1999 first half loss consisted of a 50% share of BELCEL's six month loss of $0.3 million and a 50% share of MTR-Sviaz's six month loss of $0.5 million.

     Interest and other income. Interest and other income of $0.2 million in the second quarter of 1999 compared with $0.9 million earned in the second quarter of 1998. For the six months ended June 30, 1999, interest and other income of $0.5 million compared to $1.8 million reported last year and reflects, in part, the draw down of escrow cash and other cash resources of the Company and its subsidiaries over the past 12 months. Interest earned on the Company's escrow account totaled $0.3 million in the first half of 1999 compared with $0.4 million earned in the first half of 1998. The Company's escrow account totaled $15.2 million as of June 30, 1999 compared to $21.7 million a year earlier. In addition, in the three and six months ended June 30, 1998, interest and other income included a $0.5 million payment from Cable & Wireless relating to taxes paid by Baltic Communications Limited ("BCL") subsequent to the Company's acquisition of BCL from Cable & Wireless in early 1996. Pursuant to the terms of the acquisition, the Company was indemnified for these taxes which related to prior periods.

     Interest expense. Interest expense of $6.8 million in the second quarter of 1999 compared with $5.4 million incurred in the second quarter of 1998. For the six month period, interest expense of $13.0 million in 1999 compared with $10.5 million incurred in 1998 and consisted of interest on bank indebtedness and short-term borrowings of $1.8 million, interest accrued on the Senior Notes of $10.0 million and interest expense related to the Convertible Notes of $1.2 million. Interest on short-term borrowings of $1.6 million for the six month period included $1.0 related to the outstanding Series A and B Notes ($13.4 million) and $0.5 million related to News America advances ($6.4 million). In addition, during June 1999, MMG advanced the Company a total of $3.0 million which incurred $13,750 in interest. See "Liquidity and Capital Resources."

     Foreign exchange loss. For the three months ended June 30, 1999, the Company recorded a foreign exchange gain of $0.3 million as compared to a $0.4 million foreign exchange loss a year ago. For the six months ended June 30, 1999, the Company incurred a net foreign exchange loss of $0.1 million as compared to $0.5 million in 1998. The Company has sought, and will continue to seek, to limit its foreign exchange losses by minimizing the amount of rouble balances held by its subsidiaries and by taking measures to accelerate collection and currency conversion procedures in so far as this is possible in the current banking and legislative environment. The Company does not hedge or otherwise insure against its exchange risks as it has determined that this is neither practical or economical to do so.

     Income taxes. The total income tax charge for the three months ended June 30, 1999 was $2.1 million compared with $2.2 million in 1998. For the six month period, income taxes in 1999 of $4.7 million compared with $5.2 million in 1998. The provision for income taxes relates substantially to current income taxes in the Company's Russian and Kazakh businesses and its decrease reflects the overall decreased profitability of these subsidiaries over the prior year.

     Minority interest. Minority interest relates to the minority shareholdings held in three of the Company's subsidiaries -- PeterStar (29%), ALTEL (50%) and Technocom (19.6%). Minority interest of $0.9 million for the three months ended June 30, 1999 compared with $3.9 million recorded in the second quarter of 1998. For the six months ended June 30, 1999, minority interest totaled $2.1 million compared to $7.5 million a year ago, reflecting the weaker results experienced in the first half of 1999 compared to 1998. In addition, effective September 30, 1998, the Company acquired an additional 11% of PeterStar. Accordingly, PeterStar's minority interest percentage in the first half of 1999 was reduced to 29% from 40% a year ago.

     The following table compares the results of operations of the Company's principal operating subsidiaries for the three and six months ended June 30, 1999 with the three and six months ended June 30, 1998:

                                           PETERSTAR          ALTEL          TECHNOCOM            BCL
                                          THREE MONTHS    THREE MONTHS      THREE MONTHS      THREE MONTHS
                                             ENDED            ENDED            ENDED             ENDED
                                            JUNE 30          JUNE 30          JUNE 30           JUNE 30
                                          ------------    -------------    --------------    --------------
                                          1999    1998    1999     1998    1999     1998     1999     1998
                                          ----    ----    -----    ----    -----    -----    -----    -----
                                                       (UNAUDITED, THOUSANDS OF U.S. DOLLARS)
Revenues................................  13.8    20.3      5.8    10.1      4.7      5.5      2.3      2.8
Operating income/(loss) -- $............  4.5     8.7       0.7    4.0      (2.3)    (4.1)     0.1      0.4
Operating income/(loss) -- %............  32.6%   42.9%    12.1%   39.6%   (48.9)%  (74.5)%    4.3%    14.3%
Net income/(loss) -- $..................  4.1     6.9      (0.6)   2.7      (2.6)    (4.1)    (0.1)     0.2
Net income/(loss) -- %..................  29.7%   34.0%   (10.3)%  26.7%   (55.3)%  (74.5)%   (4.3)%    7.1%
EBITDA -- $.............................  7.3     9.6       1.7    5.1       0.6     (0.3)     0.2      0.4
EBITDA -- %.............................  52.9%   47.3%    29.3%   50.5%    12.8%    (5.5)%    8.7%    14.3%
% PLD ownership.........................  71.0%   60.0%    50.0%   50.0%    80.4%    80.4%   100.0%   100.0%

                                           PETERSTAR          ALTEL          TECHNOCOM            BCL
                                           SIX MONTHS      SIX MONTHS        SIX MONTHS        SIX MONTHS
                                             ENDED            ENDED            ENDED             ENDED
                                            JUNE 30          JUNE 30          JUNE 30           JUNE 30
                                          ------------    -------------    --------------    --------------
                                          1999    1998    1999     1998    1999     1998     1999     1998
                                          ----    ----    -----    ----    -----    -----    -----    -----
                                                       (UNAUDITED, THOUSANDS OF U.S. DOLLARS)
Revenues................................  27.7    37.8     13.8    19.7      9.0     11.3      4.7      5.1
Operating income/(loss) -- $............  8.6     15.8      2.8    7.9      (6.2)    (3.8)     0.4      0.6
Operating income/(loss) -- %............  31.0%   41.8%    20.3%   40.1%   (68.9)%  (33.6)%    8.5%    11.8%
Net income/(loss) -- $..................  6.5     13.1      0.4    5.2      (6.9)    (4.5)     0.0      0.4
Net income/(loss) -- %..................  23.5%   34.7%     2.9%   26.4%   (76.7)%  (39.8)%    0.0%     7.8%
EBITDA -- $.............................  13.2    18.4      5.1    9.7      (0.7)     0.7      0.5      0.8
EBITDA -- %.............................  47.7%   48.7%    37.0%   49.2%    (7.8)%    6.2%    10.6%    15.7%
% PLD ownership.........................  71.0%   60.0%    50.0%   50.0%    80.4%    80.4%   100.0%   100.0%

LIQUIDITY AND CAPITAL RESOURCES

     On May 17, 1999, the Company entered into the Merger Agreement with MMG pursuant to which the Company will become a wholly owned direct subsidiary of MMG on the terms and conditions set forth therein. See "Recent
Developments -- Merger with Metromedia International Group, Inc." for more detailed information on the Merger Agreement, the Merger and other contemplated transactions.

     If the Merger did not close, the factors discussed below in the section encaptioned "Commitments and Sources of Funds for 1999" would raise substantial doubt about the Company's ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  General

     For the six months ended June 30, 1999, a total of $13.6 million in cash was generated from operations (1998 -- $8.0 million), $14.5 million was used in net investing activities (1998 -- $0.4 million) and $4.2 million was provided by financing activities (1998 -- $8.8 million used in financing activities).

     Investments during the first half of 1999 on telecommunications equipment and infrastructure within PeterStar, ALTEL and Teleport-TP totaled $13.2 million. Funds held in escrow at June 30, 1999 increased to $15.2 million from $14.9 million at the end of 1998 reflecting $0.3 million in interest earned year-to-date, and $1.7 million in installment sales receipts received from subsidiaries, offset by a $1.7 million escrow draw to finance further capital equipment purchases for the subsidiaries.

     Cash provided by financing activities of $4.2 million related primarily to $6.0 million in short-term funding provided to the Company from News America ($3.0 million) and MMG ($3.0 million), offset by $1.0 million in dividends paid to a minority shareholder and $0.8 million in long-term debt repayments.

     As of June 30, 1999, the Company reported a working capital deficit of $36.8 million compared to a working capital deficit of $16.0 million at the end of 1998. At June 30, 1999, the Company had consolidated total assets of $351.2 million ($352.1 million as of December 31, 1998) which consisted of $39.5 million in current assets (including $7.9 million in cash and cash equivalents), $172.2 million in property and equipment, $71.9 million in unamortized telecommunications licenses relating to PeterStar, ALTEL and Teleport-TP, escrow funds of $15.2 million and other assets and investments of $52.4 million, including $35.4 million in goodwill, net of amortization, relating to the Company's November 1997 acquisition of an additional 29.65% interest in Technocom and August 1998 acquisition of an additional 11% interest in PeterStar.

     Long-term indebtedness of $150.1 million, consisting primarily of the Company's Senior and Convertible Notes, as a percentage of total assets, was 42.7% as of June 30, 1999, compared to $151.8 million or 43.1% of total assets as of December 31, 1998.

     Shareholders' equity of $101.7 million, as of June 30, 1999, compared with $124.9 million as of December 31, 1998, and consisted of $245.0 million in common stock and additional paid-in capital offset by the Company's deficit of $143.3 million. The Company's ratio of long-term indebtedness to equity at June 30, 1999 was 147.6% compared to 121.5% at December 31, 1998.

  Commitments and Sources of Funds for 1999

     Operating Businesses. The Company has historically funded the needs of its operating businesses for capital expenditures and operating expenses out of the proceeds of its financing activities, including supplier financing, proceeds from sales of assets and, to the extent these existed, distributions from its operating businesses (in the form of dividends and management fees). Except for its Cardlink business (which is in the process of implementing wireless card validation systems using proprietary technology) and the Carrier Services Business, the Company's operating businesses have largely become self-sustaining, in that they have been able to pay for capital expenditures and operational expenses out of internally generated cash flows from operations and/or have been able to arrange their own financing, including supplier financing. Some supplier financing is back-to-back financing arranged by the Company, where PLDCA, a wholly owned subsidiary of the Company, acquires equipment, pays the supplier and resells the equipment to the operating business. The principal source of funds for the latter activity has been the escrow funds, discussed in greater detail below.

     The Company plans to endeavor to accelerate the implementation of its Cardlink business and Carrier Services Business, to the extent possible, in 1999. While Cardlink is not anticipated to require significant immediate cash, development of the first phase of the Carrier Services Business is expected to require approximately $17.0 million. The Company is currently negotiating with an Ericsson company for a vendor financing arrangement for the Carrier Services Business. Both the Cardlink business and the Carrier Services Business are expected to be self-sustaining (in terms of generating sufficient cash to fund -- or support financing for -- their operating and capital needs) in 2000.

     To the extent that the operating businesses (other than Cardlink and the Carrier Services Business) experience lower than expected revenues, higher operating costs or higher development costs, so that they are no longer able to fund their activities internally, the Company has the choice to provide financing support itself, or cause the businesses to scale back or slow down the build-out of their networks and/or to cut costs. The Company has already initiated a number of these actions in response to the economic difficulties in Russia and Kazakhstan, and anticipates continuing to take such actions in the event that its businesses appear to need additional support.

     In the event that the Company is unable to fully support the planned implementation of the Carrier Services Business in 1999, it has the option to defer capital expenditures scheduled for 1999 to 2000 or later, and to scale back the development of its network. This will result in reduced traffic being handled by, and reduced revenues from this business during 1999. The Company is currently unable to quantify the effect on revenues of any such deferrals or scaling back of development.

     The Company. The Company has to date funded its own operations from the same sources as it has funded its operating businesses, namely, proceeds of its financing activities, including supplier financing, proceeds from sales of assets and, to the extent, these existed, distributions from its operating businesses. As the operating businesses have become self-sustaining, so too has the level of distributions (including management fees) from its operating businesses increased. The Company anticipates receiving approximately $8.0 million in distributions (including management fees) from its operating businesses in 1999.

     Expatriate employees working for the Company's operating businesses in Russia, Kazakhstan and Belarus are employed through NWE Cyprus, which also acts as an intermediate holding company for three of the Company's operating businesses -- PeterStar, ALTEL and Yellow Pages. On an overall basis, the funds received by NWE Cyprus through management fees and dividends are currently sufficient to enable it to make the monthly salary and other payments due to such expatriates. However, due to timing differences between receipt of management fees/dividends and requirements to pay salaries etc. on a regular basis, the Company periodically has to provide "top-up" funding to NWE Cyprus, but the amounts involved are insignificant. Should the levels of management fees and dividends reduce in future, the Company could, if necessary, reduce the number of its expatriate employees, although this would have a detrimental effect upon its ability to monitor and support its operating businesses.

     The Company has the following commitments upcoming during the remainder of 1999 and intends to deal with them as set forth below. However, the manner in which the Company will deal with its commitments depends upon the consummation of the Merger. If the Merger is not consummated, then the Company could be required to resort to extraordinary measures, including making sales of assets under distressed conditions or ultimately seeking the protection of the bankruptcy courts. The Company believes that certain of its assets, notably its interests in PeterStar and ALTEL, are readily saleable, but that, given that they would be sold under distressed conditions, the Company would be unlikely to receive full value for either of them. The Company would also be receptive to entering into a transaction with another company with greater financial resources as an alternative to having to enter into sales of assets under distressed conditions or to take other extraordinary measures, but there can be no assurance that such a transaction can be accomplished.

     Travelers Financing. In November 1997, in connection with its acquisition of additional interests in Technocom, the Company issued $12.32 million in 12% Series A secured revolving credit notes (the "Series A Notes") and $3.1 million in 12% Series B revolving credit notes (the "Series B Notes" and, together with the Series A Notes, the "Revolving Credit Notes"), to The Travelers Insurance Company and The Travelers Indemnity Company (collectively, the "Travelers Parties") pursuant to a Revolving Credit Note and Warrant Agreement dated November 26, 1997 between the Company and the Travelers Parties (the "Revolving Credit Agreement"). Both the Series A Notes and the Series B Notes are secured by the Company's inventory and accounts receivable. In addition, the Series A Notes are secured by 28 of the Technocom shares acquired. In addition to issuing the Series A and Series B Notes, the Company also issued to the Travelers Parties a total of 423,000 warrants to purchase Common Stock at $8.625 at any time up to December 31, 2008 (the "Travelers Warrants").

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

     The Company made required amortization payments of $1,000,000 on each of July 31, 1998 and August 31, 1998, which were applied in reduction of the Series B Notes. The $1,100,000 balance due under the Series B Notes was payable in full on September 30, 1998 but, as a result of News America issuing a guarantee in respect of the amount due, the maturity date was deferred by the Travelers Parties to December 31, 1998. Required amortization payments of $1,000,000 due on each of October 31, 1998 and November 30, 1998 were also deferred by the Travelers Parties to December 31, 1998, also as a result of News America issuing guarantees in respect of the amounts due.

     On December 31, 1998 the Series A Notes and the amounts deferred under the Series B Notes would have matured and the balance due would have become payable in full. Taking into account the amounts deferred, the total that would have been due under the Series A and Series B Notes as of that date was $13,420,000, of which $3,100,000 was guaranteed by News America as described above. Prior to December 31, 1998, the Travelers Parties issued a deferral of the payment of the amounts due to January 15, 1999. The Travelers Parties then gave the Company a further series of payment deferrals with respect to the amounts due under the Series A and Series B Notes, the last of which was given on May 10, 1999 and deferred payment of the Notes to May 31, 1999. In connection with the Merger, the Travelers Parties agreed to a restructuring of the Company's obligations to them, as described below, which included a further deferral to the date of closing of the Merger or termination of the Merger Agreement. The Company has continued to make monthly interest payments due on the Notes on a current basis.

     Under the terms of the Revolving Credit Agreement, if the Series A and Series B Notes were not repaid in full when due, the exercise price of all warrants issued to the holders of the Series A and Series B Notes would have been reset at $0.01 per share. In addition, in the event of such non-payment, on December 31, 1998 and on the last day of each succeeding month until the Revolving Credit Notes were repaid in full, the holders of the Series A Notes would have been entitled to receive 70,000 additional warrants to purchase shares of the Company's Common Stock and the holders of the Series B Notes would have been entitled to receive 32,000 additional warrants to purchase shares of the Company's Common Stock, in each case at a price of $0.01 per share. All such warrants, referred to as "Default Warrants", would have had an expiration date ten years after their respective dates of issue.

     The Travelers Parties had expressly reserved their rights to claim all of the Default Warrants to which they would be entitled under the formula described above, and also to claim that the exercise price of the Travelers Warrants and the Additional Warrants had been reset at $0.01 per share. Management of the Company believes that the Travelers Parties had no basis for such claims and, if asserted, they would not have been successful.

     In connection with the Merger, the Travelers Parties have reached agreement with MMG on the partial repayment of the Revolving Credit Notes upon the closing of the Merger and the amendment and restatement of the Revolving Credit Agreement and the Revolving Credit Notes (as so amended, the "Amended and Restated Notes") issued thereunder. Under the terms of the agreement between the Travelers Parties and MMG, the Travelers Parties will be paid an aggregate of $8,500,000 upon the closing of the Merger, and the balance of $4,920,000 will be evidenced by the Amended and Restated Notes. In addition, the guarantees of News America described above will be released. Finally, the Travelers Parties agreed to exchange all warrants held by them to purchase Common Stock of the Company for a combination of shares of Common Stock of the Company and warrants to purchase shares of common stock of MMG. These agreements with the Travelers Parties are conditioned upon the completion of the Merger.

     Obligations under Senior and Convertible Notes. In June 1996 the Company issued to a limited number of U.S. institutional investors $123,000,000 aggregate principal amount at maturity of Senior Notes and $26,500,000 aggregate principal amount of Convertible Notes. In March 1998 the Indentures pursuant to which such Notes were issued were amended pursuant to a Consent Solicitation. In October 1998 the Senior Notes were exchanged for Exchange Notes of substantially similar tenor pursuant to an Exchange Offer.

     Under the terms of the Senior Note Indenture, approximately $37.0 million of the proceeds of the sale of the Senior Notes was required to be placed in escrow and released solely to acquire assets for use in a telecommunications business. The Company has used approximately $29.1 million to date to fund purchases of equipment for its operating businesses, by having PLDCA purchase equipment using the funds in escrow and then reselling the equipment to the operating businesses, and the balance of such funds remain available for such purposes (or for the payment of interest on the Senior and Convertible Notes). However, the limitation on the use of proceeds to acquire assets has meant that the Company has not been able to use the funds in escrow for working capital needs of its operating businesses, nor to pay for other expenses associated with setting up a telecommunications network. Furthermore, the Company has found compliance with the conditions for the release of funds from escrow to be burdensome, in that it is time consuming and expensive. Finally, the covenants of the Indentures impose substantial restrictions upon the Company's activities.

     Interest in the amount of $1,192,500 is payable semi-annually in cash on the Convertible Notes. The Company has made all such interest payments to date. The Senior Notes accreted at the rate of 14% per annum since issue through May 31, 1998 and at the rate of 14.5% since such date through November 30, 1998.

     In connection with the Merger, the Company and MMG have entered into Agreements to Exchange and Consent with substantially all of the holders of the Company's outstanding Senior Notes and Convertible Notes with respect to the exchange of such notes for the New MMG Notes upon the closing of the Merger. In connection with such agreements, the holders of the Senior Notes and the Convertible Notes have agreed to defer until the date of closing of the Merger payment of interest on such Notes coming due during the period between the signing of the Agreements to Exchange and Consent and the date of closing of the Merger. The implementation of these agreements is conditioned upon the closing of the Merger.

     News Revolving Credit Agreement. On November 30, 1998, News America entered into a revolving credit agreement with the Company pursuant to which News America agreed to advance $8.1 million (subsequently increased to $9.55 million) to the Company.

     As part of the transactions contemplated by the Merger, News America and MMG entered into an agreement whereby News America has agreed not to exercise any rights under its Revolving Credit Agreement dated as of September 30, 1998 with the Company, as amended (the "News Revolving Credit Agreement") until the Merger is consummated (or the Merger Agreement is terminated), and MMG has agreed that, on the date that the Merger is consummated, it will cause: (i) the amount advanced by News America under the News Revolving Credit Agreement, namely, $6.45 million, to be repaid in full, together with interest at an annual rate of 10% (in lieu of the 20% rate specified in the News Revolving Credit Agreement); and (ii) the guarantees given by News America to the Travelers Parties to be cancelled. This agreement with News America is conditioned upon the closing of the Merger.

     Technocom Put/Call. Under the current terms of put and call agreements with the minority shareholders of Technocom, the Company may become obligated to make payments of up to $28.1 million to Plicom Limited ("Plicom") and Elite International Limited ("Elite"), the two minority shareholders of Technocom. The Company has put and call agreements with Plicom and Elite which, following the November 1997 acquisition by the Company of a portion of each of their interests in Technocom, beneficially own 14.57% and 5.03%, respectively, of the ordinary shares of Technocom.

     As part of the transactions contemplated by the Merger, agreement has been reached with Plicom and Elite with respect to the put and call arrangements with Plicom and Elite for their Technocom ordinary shares. Pursuant to such agreements, upon the closing of the Merger, Plicom shall receive $8,750,000 in full payment for its remaining 14.57% interest in Technocom and Elite shall receive $3,844,500 in full payment for its remaining 5.03% interest in Technocom. These amended agreements with Plicom and Elite are conditioned upon the closing of the Merger.

     Scientific Atlanta. The Company has issued a note to Scientific Atlanta in respect of amounts due under its supply contract with Scientific Atlanta for the Satelink network being developed by Teleport-TP, in the amount of $1,204,000, which comes due on November 20, 1999. The Company anticipates having sufficient cash on hand at the time in order to be able to make such payment.

     Operating Leases, etc. The Company currently leases space at 43 Dover Street in London, 505 Park Avenue in New York and 67 Broad Street in New York. No rental is due with respect to 67 Broad Street, New York until July 1999. The aggregate rental payable for these premises in 1999 is approximately $660,000. The Company also has acquired an "indefeasible right of use" in a transatlantic cable for $4.5 million, payable in twelve equal quarterly installments of $375,000 each, the first of which was paid in June 1999. The Company anticipates meeting these obligations out of cash on hand.

     The Company's operating businesses all lease space for their operations, some of which is provided free of charge by their local shareholders. All such businesses anticipate paying such rentals, where applicable, on a current basis during 1999.

     Other Capital Commitments. As noted above, the Company's operating businesses have ongoing capital requirements associated with the development of their businesses. In no case is the Company specifically obligated to provide capital to its operating businesses; it was so obligated in the past, but all such obligations have been met. Furthermore, the Company is in a position to control the level of commitments undertaken by its operating businesses, so as to minimize the number of times when the Company may be required to step in to support commitments made by an operating business. At the end of the day, the Company's ultimate protection lies in being able to slow or, if necessary, stop for a period of time, the development of the networks of one or more of its operating businesses. In this respect the Company is closely monitoring the situation of the one business which is likely to require significant capital infusion, namely, its Carrier Services Business, to determine the rate at which that business can be developed, consistent with the need of the Company to meet its other obligations.

     Guarantees and Other Commitments. While the Company has guaranteed obligations of its subsidiaries in the past, the only guarantee that is currently outstanding is to Siemens in the amount of $1.4 million relating to equipment purchased by Technocom.

     Subsidiaries of the Company have guaranteed the Senior and Convertible Notes, and two subsidiaries, BCL and WTC, have guaranteed the Revolving Credit Notes.

     Bridge Loan Agreement. In connection with the Merger Agreement, MMG has entered into a bridge loan agreement with the Company pursuant to which MMG has agreed to lend the Company up to $7.0 million, secured by an approximately 58% interest in Technocom, at an annual interest rate of 10% to fund its ongoing operations during the period from the execution of the Merger Agreement to the date that the Merger is consummated or terminated. As of July 31, 1999, the Company had borrowed $4.0 million under such bridge loan agreement. The Company expects that such financing, when combined with internally generated cash, vendor financing and escrow funds, will be sufficient to support the Company's ongoing operations until the closing of the Merger.

     While agreements have been reached with substantially all of the holders of the Senior Notes and the Convertible Notes, the Travelers Parties, News America and the minority shareholders of Technocom on a restructuring of the Company's obligations to such parties, those agreements are conditioned upon the closing of the Company's merger with MMG. If the merger did not close, PLD would remain obligated to pay interest on the Senior Notes and the Convertible Notes and there can be no assurance that the Travelers Parties, News America or the minority shareholders of Technocom would not demand payment in full of the Company's obligations to them. The Company would not have sufficient funds on hand to meet such obligations, and any such events would have a material adverse effect on the Company and would raise substantial doubt about the Company's ability to continue as a going concern, and the consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

EFFECTS OF NEWLY-ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 cannot be applied retroactively to financial statements of prior periods. At the current time the Company has not evaluated the impact SFAS 133 will have, if any.

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

     To date, the Company has expended approximately $1.9 million for remediation efforts and expects that its total remediation costs, including scheduled upgrades and replacements of approximately $3.1 million, will be approximately $4.0 million.

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

                               OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

       None

     (b) Reports on Form 8-K

        A Form 8-K, dated May 20, 1999, was filed by the Company in respect of the signing of the Merger Agreement with MMG.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PLD TELEKOM INC.

Date: August 16, 1999                     By:      /s/ SIMON EDWARDS
                                          --------------------------------------
                                                      Simon Edwards
                                          Senior Vice President, Chief Financial
                                              Officer, Principal Accounting
                                                  Officer and Treasurer