Form 10-K/A
period 1998-12-31
PLD TELEKOM INC
filed 1999-08-31
CIK 890568

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                PLD TELEKOM INC.

       FORM 10-K/A ANNUAL REPORT FOR FISCAL YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS


                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   68
Item 3.   Legal Proceedings...........................................   68
Item 4.   Submission of Matters to a Vote of Security Holders.........   68

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   68
Item 6.   Selected Financial Data.....................................   72
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   73
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...   90
Item 8.   Financial Statements and Supplementary Data.................   90
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures...................................   91

PART III
Item 10.  Directors and Executive Officers of the Registrant..........   91
Item 11.  Executive Compensation......................................   93
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................  102
Item 13.  Certain Relationships and Related Transactions..............  103

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................  106



     PLD TELEKOM INC. HEREBY AMENDS ITS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998, FILED WITH THE COMMISSION ON MARCH 31, 1999, AS AMENDED BY THE ANNUAL REPORT ON FORM 10-K/A (AMENDMENT NO. 1) FILED WITH THE COMMISSION ON APRIL 28, 1999.

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


     On December 31, 1998 the Series A Notes and the amounts deferred under the Series B Notes would have matured and the balance due become payable in full. Taking into account the amounts deferred, the total that would have been due under the Series A and Series B Notes as of that date was $13,420,000, of which $3,100,000 was guaranteed by News as described above. Prior to December 31, 1998, the Travelers Parties issued a deferral of the payment of the amounts due to January 15, 1999. The Travelers Parties have given the Company a further series of payment deferrals since December 31, 1998 with respect to the amounts due under the Series A and Series B Notes, the last of which was given on February 28, 1999 and defers payment of the Notes to April 30, 1999. The Company has continued to make monthly interest payments due on the Notes on a current basis.



     Under the terms of the Revolving Credit Agreement, if the Series A and Series B Notes were not repaid in full when due, the exercise price of all warrants issued to the holders of the Series A and Series B Notes would have been reset at $0.01 per share. In addition, in the event of such non-payment, on December 31, 1998 and on the last day of each succeeding month until the Revolving Credit Notes have been repaid in full, the holders of the Series A Notes would have been entitled to receive 70,000 additional warrants to purchase shares of the Company's Common Stock and the holders of the Series B Notes would have been entitled to receive 32,000 additional warrants to purchase shares of the Company's Common Stock, in each case at a price of $0.01 per share. All such warrants, referred to as "Default Warrants", would have had an expiration date ten years after their respective dates of issue.



     The Travelers Parties have expressly reserved their rights to claim all of the Default Warrants to which they would be entitled under the formula described above, and also to claim that the exercise price of the Travelers Warrants and the Additional Warrants has been reset at $0.01 per share. Management of the Company believes that the Travelers Parties have no basis for such claims and, if asserted, they will not be successful.


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


     On July 30, 1998, the Securities and Exchange Commission declared effective registration statements relating to (i) an exchange offer (the "Exchange Offer") pursuant to which the outstanding Senior Notes (the "Outstanding Senior Notes") would be exchanged for identical Senior Notes which had been registered under the Securities Act of 1933 (the "Exchange Notes"); (ii) the resale by the holders thereof of the Convertible Notes and the shares of Common Stock issuable upon the conversion thereof; and (iii) the resale by the holders thereof of the Placement Warrants and the Placement Warrant Shares. As a result of the effectiveness of the registration statement relating to the Convertible Notes and the Common Stock issuable upon conversion thereof, Special Interest (as defined in the Indentures) ceased to be payable with respect to the Convertible Notes on July 30, 1998.


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

  INCREASED INTEREST RATE ON INDEBTEDNESS


     Under the terms of the Senior Notes and the Revolving Credit Notes, the interest rate payable increased if the Company had not raised $20.0 million in additional equity by May 31, 1998. The Company did not complete such an equity offering by such date and accordingly the interest rate on the Senior Notes increased from 14% to 14.5% per annum, and the interest rate on the Revolving Credit Notes increased from 12% to 15% per annum, in each case effective June 1, 1998. Such rates revert to their former levels once the equity offering has been completed. Interest due on the Senior Notes (at 14.5% per annum) accreted until December 1, 1998, and thereafter is payable in cash, semi-annually, on each June 1 and December 1 thereafter.


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

(7) The Company holds its 50% interest in BELCEL through its wholly owned subsidiary CIBBV, a corporation organized under the laws of the Netherlands. The remaining interests in BELCEL are currently held by the Minsk City Telephone Network (45%) and the Minsk Regional Telephone Company (5%).
                            ------------------------

     The Company's executive offices are located at 505 Park Avenue, 21st Floor, New York, New York, 10022 (telephone number (212) 527-3800).


     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "PLDI" and the Toronto Stock Exchange under the symbol "PLD". It is also traded on the Berlin, Frankfurt and Munich Stock Exchanges. Prior to March 6, 1997, the Company's trading symbol on the Nasdaq National Market was "PLDIF."


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

     Network and Facilities

     Teleport-TP Network. Teleport-TP's dedicated international telecommunications network consists of an earth station (with three antennae), an international gateway switch and fiber optic cable. These network facilities are owned by Technocom and leased to Teleport-TP. The earth station consists of two Standard-A 18.3 meter antennas linked to two Intelsat satellites, one of which (at 342) serves Western Europe and the United States and the other of which (at 62) serves the Far East, and a 13 meter antenna linked to a Eutelsat satellite (at 36) which provides additional connectivity to European countries.

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

     Intelsat Arrangements. Teleport-TP currently routes international traffic through two Intelsat satellites at 342 and 62. The annual cost of such circuits is currently $1.2 million. In addition, Teleport-TP has leased transponder capacity on a third Intelsat satellite (at 66) in connection with the development of its long distance network program in Russia and the C.I.S. at an annual cost of $4.1 million. The circuit capacity is leased on a "rolling" 15-year basis, under which each lease automatically renews each year for a 15-year term, unless the election is made not to roll over the commitment, in which event the lease terminates on a date 15 years later. The transponder leases are for fixed 15-year terms, terminating in 2012 and 2013, respectively. See "-- Long Distance Network Services--Network and Facilities."

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

     Eutelsat Arrangements. Pursuant to a ten-year agreement with Eutelsat, which commenced in September 1995, Teleport-TP has access to a total switched capacity of 1,800 international circuits. Teleport-TP currently provides access to seven countries in Europe via a Eutelsat satellite at 36.

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

     Network and Facilities

     The Teleport-TP network uses Scientific-Atlanta Skylinx.DDSTM Digital PAMA, DAMA and IDR satellite telephony systems, technologies that are used by public telephone companies either as a market entry mechanism or as an enhancement of the existing terrestrial infrastructure. The network utilizes an 18.3-meter Standard-A Intelsat satellite master antenna at the hub site in Moscow. Agreements are in place with Intelsat for access to 77 MHZ of transponder capacity on the Intelsat 704 satellite at 66. Teleport-TP believes that using this digital capacity from Intelsat represents a competitive advantage over telecommunications operators using less reliable Russian domestic satellite systems. Customers on Teleport-TP's long distance network -- public and private telecommunications companies -- have the choice of taking permanent leased circuits or switched circuits, depending on their requirements. In addition, corporate customers now have the ability to create their own private networks throughout the Russian Federation using this combination of permanent and switched circuits.

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

     Management


     ALTEL is currently managed by a board of directors consisting of six members, three designated by Kazakhtelekom and three by WTC. WTC designates the Chairman of the Board who has a casting vote in the event of a tie vote. At least four members of the board are required to approve any of the following actions: amendment of ALTEL's charter, dissolution, voluntary bankruptcy, approval of the annual budget, acquisition of assets or businesses in excess of $5.0 million or any disposition or transfer of the ALTEL license, other investments in excess of $1.0 million or incurring indebtedness in excess of $2.0 million. These arrangements cannot be changed without WTC's consent. Accordingly, while there may be some question about the enforceability of these arrangements, WTC believes that it has the ongoing ability to make all significant strategic, operating, financing and investing decisions on behalf of ALTEL through the arrangements described above, although it is not likely that it would choose to take action without the approval of Kazakhtelekom.


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

     -- Capital Expenditures and Working Capital for Operating Businesses. The Company has to provide for the capital expenditures and working capital needs of its operating businesses until such time as such operating businesses become self-sustaining. To date, its existing operating businesses have largely achieved that position. The Company has significant cash; however, the bulk of this (representing proceeds of the Senior Notes) is being held in escrow and can only be released from escrow upon compliance with certain conditions. Those conditions include a specific requirement that the funds be used solely to acquire assets for use in a telecommunications business. This requirement means, among other things, that these funds cannot be used for the working capital needs of the operating businesses, or to pay for civil engineering and related works required in connection with the installation of telecommunications networks. In addition, the Company has found compliance with the conditions for release of funds burdensome, in that it is time consuming and expensive.


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


     Effect of Recent Legislative Changes on Management Structure. Recent changes in applicable Kazakh legislation will require that the management arrangements for ALTEL will need to be revised. However, although it seems clear that the existing arrangements cannot be completely preserved in their present form, because of the imprecision in some of the drafting and also because of the lack of precedents due to the newness of the legislation, it is difficult to state to what extent these arrangements will need to be revised. In addition, ALTEL is actively exploring the option of converting to a different legal form which may permit the preservation of, if not all, at least a substantial portion of its management arrangements in their current form. ALTEL does not expect to resolve this issue before the middle of 1999.


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


     At the same time, the impact of these risks upon the Company is significantly ameliorated by the fact that the Company's investment in BELCEL, which the Company valued at approximately $2.8 million, is relatively insignificant in relation to the Company's overall assets, and the further fact that the Company intends to limit further investment in BELCEL until such time as the uncertainties described above have been better defined and/or the commercial viability of any additional investment has been established.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY


     The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "PLDI" (as of March 6, 1997). Prior to this date it was quoted under the symbol "PLDIF." The Company's Common Stock is also listed on The Toronto Stock Exchange under the symbol "PLD." It is also traded on the Berlin,

Frankfurt and Munich Stock Exchanges. Prior to the continuance of the Company from Ontario to Delaware on February 28, 1997 (the "Continuance"), the Company's Common Stock was referred to as "Common Shares." The Common Shares began trading on The Toronto Stock Exchange on September 28, 1987 and on the Nasdaq National Market on February 18, 1993. The Company's principal market, based on the percentage of trading volume, is the Nasdaq National Market.


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

Continuance, the consolidated financial data presented below for the fiscal year 1994 has been restated in accordance with U.S. GAAP.


                                                      YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        1998        1997        1996        1995        1994
                                      --------    --------    --------    --------    --------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF
  OPERATIONS DATA:
  Operating revenues................  $145,360    $114,424    $ 61,966    $ 29,120    $  8,526
  Operating expenses:
     Direct costs (excludes
       depreciation)................    45,348      39,186      21,709      10,382       3,172
     General and administrative.....    57,672      38,716      24,791      18,168       9,042
     Depreciation...................    14,745      10,433       5,226       3,837       1,232
     Amortization...................    11,326       7,867       4,883       4,659       3,802
     Taxes other than income
       taxes........................     6,321       6,204       2,490       1,220          --
                                      --------    --------    --------    --------    --------
          Total operating
            expenses................   135,412     102,406      59,099      38,266      17,248
                                      --------    --------    --------    --------    --------
  Operating income/(loss)...........     9,948      12,018       2,867      (9,146)     (8,722)
                                      --------    --------    --------    --------    --------
  Loss before income taxes and
     minority interest..............   (23,561)     (3,428)     (6,271)    (13,440)     (9,491)
  Income taxes......................     9,864       7,739       3,669       1,490          --
  Loss before minority interest.....   (33,425)    (11,167)     (9,940)    (14,930)     (9,491)
  Minority interest.................     9,386       9,399       2,521         551          --
                                      --------    --------    --------    --------    --------
  Net loss..........................  $(42,811)   $(20,566)   $(12,461)   $(15,481)   $ (9,491)
                                      ========    ========    ========    ========    ========
Loss per common share...............  $  (1.21)   $  (0.64)   $  (0.39)   $  (0.49)   $  (0.78)
                                      ========    ========    ========    ========    ========
Weighted average number of shares of
  common stock outstanding (basic
  and diluted)......................    35,274      32,061      31,579      31,315      12,663


                                                         AS OF DECEMBER 31,
                                      --------------------------------------------------------
                                        1998        1997        1996        1995        1994
                                      --------    --------    --------    --------    --------
                                                           (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents(1)......  $  4,579    $ 17,256    $ 40,674    $ 15,676    $ 56,710
  Non-cash working capital
     deficiency.....................   (20,578)    (18,642)    (26,440)    (22,001)    (17,706)
  Escrow funds......................    14,908      33,868      40,984          --          --
  Property and equipment, net.......   168,937     134,998      93,039      45,357      21,718
  Telecommunications licenses,
     net............................    77,359      81,837      72,310      49,583      54,099
  Goodwill, net.....................    36,368      12,709       1,796       2,011          --
  Other investments and other
     assets.........................    15,128      17,092      37,256      27,282      18,925
  Investment in Teleport-TP(2)......        --          --          --      23,564      15,699
  Total assets......................   352,108     335,586     306,357     178,092     171,760
Long-term debt......................   151,814     133,516     107,954          --          --
Shareholders' equity................   124,877     127,231     137,954     135,832     147,470

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 VERSUS YEAR ENDED DECEMBER 31, 1997


     Overview. The definition of EBITDA is given in the previous section. It is commonly used as an indicator of the ability of a business to generate cash flows from its operating activities. Management therefore considers it to be a relevant and useful measure for investors. The Company reported a net loss of $42.8 million ($1.21 per share) and operating income of $9.9 million on revenues of $145.4 million for the year ended December 31, 1998, compared to a net loss of $20.6 million ($0.64 per share) and operating income of $12.0 million on operating revenues of $114.4 million reported in 1997. EBITDA was $23.9 million in 1998 as compared with $30.3 million in 1997. In 1998 net cash provided by operating activities amounted to $19.9 million, with net cash used in investing and financing activities amounting to $20.8 million and $11.8 million, respectively. This compares to 1997 when net cash provided by operating and financing activities amounted to $10.8 million and $6.7 million respectively, and net cash used in investing activities amounted to $40.9 million. Cash flows generated by operating subsidiaries are generally retained by those businesses to finance capital expenditures, service long term debt and provide working capital. Funds in excess of subsidiaries' requirements are distributed to shareholders.

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


     Although revenue growth was significant in 1998, the rate of revenue growth decreased from 85% in 1997 to 27% in 1998. The reduced rate of revenue growth for the year as a whole was largely the result of a slow down in revenue growth late in the year, attributable to the operating businesses feeling the effects of the Russian economic crisis. This resulted in the loss of some customers (principally customers of the three cellular operators in St. Petersburg whose calls are routed over the PeterStar network), as well as reduced calling activity among businesses who remained customers. In the case of Teleport-TP, where tariffs to certain customers were quoted in Roubles, revenues were adversely affected by the Rouble devaluation. In addition, receipts slowed in the last half of the year, with the businesses having to devote more resources to the process of collecting receivables. In the case of ALTEL, weaker economic conditions, although not as severe as those in Russia, coupled with customer pressure on tariffs in anticipation of increased competition from other licensees, resulted in somewhat slower revenue growth (31.7% versus 57.1%). The Company expects that revenue growth in ALTEL will continue to be hampered by pressure on tariffs following the commencement of operations by two new competitors in early 1999.


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


     At the same time the Company expects the slower revenue growth projected for Company's existing businesses to be offset to some degree by growth in revenues from PLD's new international carrier services business (the "Carrier Services Business"), which is expected to become a contributor to the Company's revenues in 1999. See "Business -- Carrier Services Business."



     Direct costs (excludes depreciation). Direct costs increased 15.6% to $45.3 million in 1998 from $39.2 million recorded in 1997. Direct costs, as a percentage of revenues, decreased from 34.3% in 1997 to 31.2% in 1998. Tariff reductions experienced at the operating level continued to be offset by reductions in carrier charges levied by the operating companies' carriers. However, margins are generally expected to come under pressure in 1999 due to the continuing impact of the Russian economic crisis.

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


     As a percentage of revenues, general and administrative expenses increased to 40% in 1998 from 34% in 1997 reflecting additional costs principally in PeterStar, ALTEL and at the corporate level, as well as an approximate $3.2 million provision for a finance lease receivable from one lessee. The increase in corporate general and administrative expense of approximately $4 million was the result of additional costs incurred relating to the Company's Cardlink business, which is in the process of implementing wireless card validation systems using proprietary technology, and the Company's Carrier Services Business, as well as non-recurring professional costs relating to the evaluation of potential acquisitions by the Company.


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

     The following table compares the results of operations of the Company's principal operating subsidiaries in 1998 with 1997:


                                           PETERSTAR         ALTEL          TECHNOCOM            BCL
                                           YEAR ENDED      YEAR ENDED       YEAR ENDED        YEAR ENDED
                                          ------------    ------------    --------------    --------------
                                          1998    1997    1998    1997    1998     1997     1998     1997
                                          ----    ----    ----    ----    -----    -----    -----    -----
                                                                    ($ MILLION)
Revenues................................  72.4    54.5    39.5    30.0     22.2     21.0      9.9      7.6
Operating income/(loss) -- $............  24.5    20.5    15.4    10.9    (13.5)    (3.6)     1.1      1.2
Operating income/(loss) -- %............  33.8%   37.6%   39.0%   36.3%   (60.8)%  (17.1)%   11.1%    15.8%
Net income/(loss) -- $..................  17.8    16.5     9.2     7.2    (16.1)    (4.5)     0.4      0.8
Net income/(loss) -- %..................  24.6%   30.3%   23.3%   24.0%   (72.5)%  (21.4)%    4.0%    10.5%
EBITDA -- $.............................  28.1    24.1    19.2    13.9     (6.7)    (1.5)     1.0      1.7
EBITDA -- %.............................  38.8%   44.2%   48.6%   46.3%   (30.2)%   (7.0)%   10.1%    22.4%
% PLD ownership at end of period........  71.0%   60.0%   50.0%   50.0%    80.4%    80.4%   100.0%   100.0%


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


     Direct costs (excludes depreciation). Direct costs increased 80.5% to $39.2 million in 1997 from $21.7 million recorded in 1996. Direct costs, as a percentage of revenues, decreased marginally in 1997 to 39.3%. Any tariff reductions experienced at the operating level were generally offset by reductions in carrier charges levied by the operating companies' carriers.


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

     The following table compares the results of operations of the Company's principal operating subsidiaries in 1997 with 1996:


                                   PETERSTAR         ALTEL          TECHNOCOM             BCL
                                   YEAR ENDED      YEAR ENDED       YEAR ENDED         YEAR ENDED
                                  ------------    ------------    --------------    ----------------
($ MILLION)                       1997    1996    1997    1996    1997     1996     1997     1996(1)
-----------                       ----    ----    ----    ----    -----    -----    -----    -------
Revenues........................  54.5    32.5    30.0    19.1     21.0      4.7      7.6       5.3
Operating income/ (loss) -- $...  20.5     8.0    10.9     6.0     (3.6)    (0.4)     1.2       1.1
Operating income/ (loss) -- %...  37.6%   24.6%   36.3%   31.4%   (17.1)%   (8.5)%   15.8%     20.8%
Net income/(loss) -- $..........  16.5     5.9     7.2     4.5     (4.5)    (0.3)     0.8       0.8
Net income/(loss) -- %..........  30.3%   18.2%   24.0%   23.6%   (21.4)%   (6.4)%   10.5%     15.1%
EBITDA -- $.....................  24.1    10.3    13.9     7.8     (1.5)    (0.6)     1.7       1.4
EBITDA -- %.....................  44.2%   31.7%   46.3%   40.8%    (7.0)%  (12.8)%   22.4%     26.4%
% PLD ownership at end of
  period........................  60.0%   60.0%   50.0%   50.0%    80.4%    50.8%   100.0%    100.0%


---------------
(1) Nine months ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES


  GENERAL


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


  INCREASE IN INTEREST RATE ON INDEBTEDNESS


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


  ACQUISITION OF ULTRA PASS



     During the second quarter of 1998 the Company purchased 98% of the authorized and issued share capital of Ultra Pass from its shareholders. In consideration for the purchase of the Ultra Pass shares, the Company paid $500,000 in cash and issued 196,458 shares of its Common Stock, which were ascribed a value of approximately $1.8 million.



  COMMITMENTS AND SOURCES OF FUNDS FOR 1999



     Operating Businesses. The Company has historically funded the needs of its operating businesses for capital expenditures and operating expenses out of the proceeds of its financing activities, including supplier financing, proceeds from sales of assets and, to the extent these existed, distributions from its operating businesses (in the form of dividends and management fees). Except for its Cardlink business and the Carrier Services Business, the Company's operating businesses have largely become self-sustaining, in that they have been able to pay for capital expenditures and operational expenses out of internally generated cash flows from operations and/or have been able to arrange their own financing, including supplier financing. Some supplier financing is back-to-back financing arranged by the Company, where PLDCA, a wholly owned subsidiary of the Company, acquires equipment, pays the supplier and resells the equipment to the operating business. The principal source of funds for the latter activity has been the escrow funds, discussed in greater detail below.



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

     To the extent that the operating businesses (other than Cardlink and the Carrier Services Business) experience lower than expected revenues, higher operating costs or higher development costs, so that they are no longer able to fund their activities internally, the Company has the choice to provide financing support itself, or cause the businesses to scale back or slow down the build-out of their networks and/or to cut costs. The Company has already initiated a number of these actions in response to the economic difficulties in Russia or Kazakhstan, and anticipates continuing to take such actions in the event that its businesses appear to need additional support.



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



     The Company. The Company has to date funded its own operations from the same sources as it has funded its operating businesses, namely, proceeds of its financing activities, including supplier financing, proceeds from sales of assets and, to the extent these existed, distributions from its operating businesses. As the operating businesses have become self-sustaining, so too has the level of distributions (including management fees) from its operating businesses increased. The Company anticipates receiving approximately $8.0 million in distributions (including management fees) from its operating businesses in 1999.



     Expatriate employees working for the Company's operating businesses in Russia, Kazakhstan and Belarus are employed through NWE Cyprus, which also acts as an intermediate holding company for three of the Company's operating businesses -- PeterStar, ALTEL and Yellow Pages. On an overall basis, the funds received by NWE Cyprus through management fees and dividends are currently sufficient to enable it to make the monthly salary and other payments due to such expatriates. However, due to timing differences between receipt of management fees/dividends and requirements to pay salaries etc on a regular basis, the Company periodically has to provide "top-up" funding to NWE Cyprus, but the amounts involved are insignificant. Should the levels of management fees and dividends reduce in future, the Company could, if necessary, reduce the number of its expatriate employees, although this would have a detrimental effect upon its ability to monitor and support its operating businesses.



     The Company has the following commitments upcoming during the remainder of 1999 and intends to deal with them as set forth below. To the extent that the Company is unable to deal with any or all of the commitments described below, the Company could be required to resort to extraordinary measures, including making sales of assets under distressed conditions or ultimately seeking the protection of the bankruptcy courts. The Company believes that certain of its assets, notably its interests in PeterStar and ALTEL, are readily saleable, but that, given that they could be sold under distressed conditions, the Company would be unlikely to receive full value for either of them. The Company would be receptive to entering into a transaction with another company with greater financial resources as an alternative to having to enter into sales of assets under distressed conditions or to take other extraordinary measures, and has this option under active consideration. However, there can be no assurance that such a transaction can be accomplished.



     Travelers Financing. In November 1997, in connection with its acquisition of additional interests in Technocom, the Company issued $12.32 million of Series A Notes and $3.1 million of Series B Notes. For further details, please refer to "Business -- Recent Developments -- Travelers Financing." As noted therein, a portion of the Series B Notes has been paid off and the Travelers Parties have given the Company a series of payment deferrals with respect to the remaining principal amounts due under the Notes. At the same time the Company has continued to make monthly interest payments due on the Notes on a current basis. As of the date hereof, a total of $13.42 million in principal is unpaid under the Series A and the Series B Notes.


     Management of the Company is actively engaged in pursuing ways in which to settle the Company's obligations to the Travelers Parties. While management believes that, as long as progress towards settlement of such obligations is being made, the Travelers Parties will be willing to agree to additional payment deferrals, there can be no assurance that they will do so, or that they will not demand payment in full of the Series A and Series B Notes. The Company's failure to make payment in full could result in a cross-default under and acceleration of the Senior Notes and the Convertible Notes and other indebtedness. This in turn could require the Company to resort to extraordinary measures, including making sales of assets under distressed conditions or ultimately seeking the protection of the bankruptcy courts. See "Risk
Factors -- Risks Involving the Company -- Repayment of Travelers Financing."



     Obligations under Senior and Convertible Notes. In June 1996 the Company issued to a limited number of U.S. institutional investors $123,000,000 aggregate principal amount at maturity of Senior Notes and $26,500,000 aggregate principal amount of Convertible Notes. In March 1998 the Indentures pursuant to which such Notes were issued were amended pursuant to a Consent Solicitation. In October 1998 the Senior Notes were exchanged for Exchange Notes of substantially similar tenor pursuant to an Exchange Offer. For further details, please refer to "Business -- Recent Developments -- The Consent Solicitation"; and
"-- Registration of Outstanding Securities; Completion of Exchange Offer."



     Under the terms of the Senior Note Indenture, approximately $37.0 million of the proceeds of the sale of the Senior Notes was required to be placed in escrow and released solely to acquire assets for use in a telecommunications business. As of February 28, 1999, the Company has used approximately $27.4 million to fund purchases of equipment for its operating businesses, by having PLDCA purchase equipment using the funds in escrow and then reselling the equipment to the operating businesses, and the balance of such funds remain available for such purposes (or for the payment of interest on the Senior and Convertible Notes). However, the limitation on the use of proceeds to acquire assets has meant that the Company has not been able to use the funds in escrow for working capital needs of its operating businesses, nor to pay for other expenses associated with setting up a telecommunications network. Furthermore, the Company has found compliance with the conditions for the release of funds from escrow to be burdensome, in that it is time consuming and expensive. Finally, the covenants of the Indentures impose substantial restrictions upon the Company's activities. For further details, please see "Business -- Risk Factors -- Capital Requirements -- Capital Expenditures and Working Capital for Operating Businesses;" and "-- Limitations on Activities Imposed by Indentures and Revolving Credit Agreement."



     Interest in the amount of $1,192,500 is payable semi-annually in cash on the Convertible Notes. The Company has made all such interest payments to date. The next two payments in the amount of $1,192,500 each are due on June 1 and December 1, 1999. The Company anticipates making such payments out of cash on hand or out of funds held in the escrow account.



     The Senior Notes have accreted at the rate of 14% per annum since issue through May 31, 1998 and, because of the matters described above in "-- Increase in interest rate on indebtedness", at the rate of 14.5% since such date through November 30, 1998. The Company is required to pay interest in cash on the Senior Notes commencing June 1, 1999 and semi-annually thereafter. The installment of interest due on June 1, 1999 is $8,917,500, and a similar amount will be due on December 1, 1999. The Company anticipates making such payments out of funds in the escrow account and cash on hand.



     News Revolving Credit Agreement. On November 30, 1998, News entered into the News Revolving Credit Agreement with the Company pursuant to which News agreed to advance $8.1 million (subsequently increased to $9.55 million) to the Company. For further details, please refer to "Business -- Recent
Developments -- News Revolving Credit Agreement"; and "Market for Registrant's Common Equity and Related Stockholder Matters -- Recent Sales of Unregistered Securities."



     The amounts payable under the News Revolving Credit Agreement are due on June 30, 1999; however, the Company believes that, based upon its relationship with News as the major stockholder of the Company, it will both be able to defer payment of the amounts due until such time as it can satisfactorily handle such repayment, and be able to call upon News for additional financing for emergency matters, if required.



     Technocom Put/Call. In addition, the Company may become obligated to make payments in July 1999 of up to $28.1 million to Plicom and Elite, the two minority shareholders of Technocom, as a result of the following. The Company has put and call agreements with Plicom and Elite which, following the November 1997 acquisition by the Company of a portion of each of their interests in Technocom, beneficially own 14.57% and 5.03%, respectively, of the ordinary shares of Technocom. Under the put and call option agreement with Plicom, Plicom has the right, commencing June 30, 1999 and continuing until June 30, 2019, to require the Company to acquire its remaining holding in Technocom, and the Company has the right to require Plicom to sell such holding, for a purchase price of $17.5 million. Under its put and call option agreement with Elite, Elite has: (i) the right, commencing June 30, 1998 and continuing until June 30, 2019, to require the Company to acquire 2 of its remaining shares in Technocom, and the Company has the right to require Elite to sell such shares, for a purchase price of $1 million or, at Elite's option, that number of shares of Common Stock which results from dividing $1 million by the lower of $5.85 and the average closing price of such shares over the preceding ten trading days; and (ii) the further right, commencing June 30, 1999 and continuing until June 30, 2019, to require the Company to acquire its 8 remaining shares in Technocom, and the Company has the right to require Elite to sell such shares, for a purchase price based on the Company's valuation of Technocom, provided that such purchase price shall not be less than $6,689,655 nor more than $9,620,689.


     The Company currently does not anticipate having sufficient funds on hand to meet its repurchase obligations in the event that either Plicom or Elite was to exercise its rights to put its shares to the Company. The Company is engaged in efforts to address this, including arranging for alternate financing or, in lieu of such financing, reaching some accommodation with the minority shareholders regarding their put options. The Company believes that, if required in the absence of any other alternatives, such minority shareholders will agree to an accommodation which will enable the Company to meet its commitments to the minority shareholders in a manner which does not require the Company to resort to extraordinary measures. In the event that no additional financing can be arranged nor any alternate accommodation reached and either party exercises its rights to put its shares to the Company for cash, the Company would have to resort to extraordinary measures, including making sales of assets under distressed conditions or ultimately seeking the protection of the bankruptcy courts. See "Risk Factors -- Risks Involving the Company -- Technocom Minority Shareholders' Put Options."



     Scientific Atlanta. The Company has issued a note to Scientific Atlanta in respect of amounts due under its supply contract with Scientific Atlanta for the Satelink network being developed by Teleport, in the amount of $1,204,000, which comes due on November 20, 1999. The Company anticipates having sufficient cash on hand at the time in order to be able to make such payment.



     Operating Leases, etc. The Company currently leases space at 43 Dover Street in London, 505 Park Avenue in New York and 67 Broad Street in New York. No rental is due with respect to 67 Broad Street, New York until July 1999. The aggregate rental payable for these premises in 1999 is approximately $660,000. The Company also has acquired an "indefeasible right of use" in a transatlantic cable for $4.5 million, payable in twelve equal quarterly installments of $375,000 each, the first of which is due in June 1999. The Company anticipates meeting these obligations out of cash on hand.



     The Company's operating businesses all lease space for their operations, some of which is provided free of charge by their local shareholders. All such businesses anticipate paying such rentals, where applicable, on a current basis during 1999.



     Other Capital Commitments. As noted above, the Company's operating businesses have ongoing capital requirements associated with the development of their businesses. In no case is the Company specifically obligated to provide capital to its operating businesses. (It was so obligated in the past, but all such obligations have been met.) Furthermore, the Company is in a position to control the level of commitments undertaken by its operating businesses, so as to minimize the number of times when the Company may be required to step in to support commitments made by an operating business. At the end of the day, the Company's ultimate protection lies in being able to slow or, if necessary, stop for a period of time, the development of the networks of one or more of its operating businesses. In this respect the Company is closely monitoring the situation of the one business which is likely to require significant capital infusion, namely, its Carrier Services Business, to determine the rate at which that business can be developed, consistent with the need of the Company to meet its other obligations. In addition, the Company has had discussions with the holders of the Senior and Convertible Notes relative to the release from escrow of funds in order to support this business. While no commitment has been made to release such funds, the Company believes that such holders are generally supportive of the Carrier Services Business and are willing to work with the Company, consistent with the protection of their own positions, in order to develop such business.



     Guarantees and Other Commitments. While the Company has guaranteed obligations of its subsidiaries in the past, the only guarantee that is currently outstanding is to Siemens in the amount of $1.6 million (as of December 31, 1998) relating to equipment purchased by Technocom.



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

     As of February 28, 1999, the Company has expended approximately $400,000 for remediation efforts and expects that its total remediation costs, including scheduled upgrades and replacements of approximately $3,100,000, will be approximately $4,000,000.


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

     Exchange Rates. Significant fluctuations in the value of the Rouble against the U.S. Dollar and other hard currencies can also have a material impact on the value of a foreign investor's Rouble dividend income or

Rouble proceeds from the sale of Rouble denominated securities. The history of trading in the Russian Rouble against the U.S. Dollar has been characterized by significant declines in value and considerable volatility, although the Russian Rouble experienced relative stability against the U.S. dollar during 1996 and 1997. However, during 1998 and the early part of 1999, the Russian Rouble has been under considerable pressure and suffered substantial declines against the U.S. Dollar and other currencies. 1998 exchange losses incurred by Group companies in Russia amounted to $4.7 million (1997: $0.1 million). Estimated losses expected to be incurred by Group companies in Russia in the first three months of 1999 amount to $0.3 million. During 1998 BELCEL incurred an exchange gain of $0.9 million, with exchange gains expected to occur in the first three months of 1999 amounting to $0.1 million. See "Risk Factors -- Country
Risks -- Russian Economic and Political Turmoil" and "-- Restrictions on Currency Conversion; Historical Volatility in Currency Prices."


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


     With the exception of certain vendor financing at the operating business level (approximately $3.0 million in the aggregate), the Company's debt obligations, and those of its operating businesses, are fixed rate obligations, and are therefore not exposed to market risk from changes in interest rates. The Company does not believe that it is exposed to a material market risk from changes in interest rates. Furthermore, with the exception of the approximately $3.0 million in vendor financing which is denominated in Euros, the Company's long-term debt and that of its operating businesses is denominated in U.S. dollars. The Company does not believe that this Euro-denominated debt exposes the Company to a material market risk from changes in foreign exchange rates.


     The Company does not use any derivative instruments, either as a trading or non-trading activity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The consolidated financial statements of the Company and its subsidiaries and supplementary data required by this item are attached to this report beginning on page F-1. In addition, the financial statements of (i) NWE Capital (Cyprus) Ltd. and Wireless Technology Corporations Limited, as pledgees and guarantors under the terms of the Senior Notes and the Convertible Notes, (ii) Baltic Communications Limited, PLD Leasing and PLDCA, as guarantors under the terms of the Senior Notes and the Convertible Notes, and (iii) Technocom Limited, as a pledgee under the terms of the Senior Notes and the Convertible Notes, are attached to this report beginning on page F-36. No financial statements are included for PLD Capital Limited, a Cypriot company, even though it is a guarantor of the Senior Notes and Convertible Notes, because it is inactive and is to be liquidated in 1999.

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

                       OPTION GRANTS IN LAST FISCAL YEAR


                                      PERCENT OF
                                        TOTAL                                                POTENTIALLY REALIZABLE VALUE OF
                                       OPTIONS                   CLOSING                          ASSUMED ANNUAL RATES
                                      GRANTED TO                 MARKET                    OF APPRECIATION FOR OPTION TERM(1)
                       OPTIONS        EMPLOYEES    EXERCISE   PRICE ON DATE   EXPIRATION   -----------------------------------
NAME                   GRANTED         IN 1998      PRICE       OF GRANT         DATE         0%          5%           10%
----                   -------        ----------   --------   -------------   ----------   --------    --------     ----------
James R.S. Hatt......  93,333(2)         1.6%       $7.00       $9.015625       4/19/08    $188,124(2) $180,503(2)  $  410,876(2)
                       186,667(2)        3.2%       $8.00       $9.015625       4/19/08    $189,584(2) $412,581(2)  $  939,151(2)
                       329,999(3)(4)     5.7%       $3.00       $  2.4375      11/12/08          --    $622,604     $1,577,800
                       176,667(3)(5)     3.0%       $4.00       $  2.4375      11/12/08          --    $444,420     $1,126,247
                       93,334(3)(6)      1.6%       $5.00       $  2.4375      11/12/08          --    $293,486     $  743,752
E. Clive Anderson....  333,333(3)(4)     5.7%       $3.00       $  2.4375      11/12/08          --    $628,894     $1,593,741
                       166,667(3)(5)     2.9%       $4.00       $  2.4375      11/12/08          --    $419,264     $1,062,497
Ian Armour...........  166,666(7)        2.9%       $3.00       $  2.4375      11/12/08          --    $314,446     $  796,868
                       166,667(7)        2.9%       $4.00       $  2.4375      11/12/08          --    $419,264     $1,062,497
                       166,667(7)        2.9%       $5.00       $  2.4375      11/12/08          --    $524,080     $1,328,121
John Davies..........  333,333(3)(4)     5.7%       $3.00       $  2.4375      11/12/08          --    $628,894     $1,593,741
                       166,667(3)(5)     2.9%       $4.00       $  2.4375      11/12/08          --    $419,264     $1,062,497
Simon Edwards........  113,334(2)        1.9%       $7.00       $9.015625       4/19/08    $228,439(2) $219,185(2)  $  498,926(2)
                       226,667(2)        3.9%       $8.00       $9.015625       4/19/08    $230,209(2) $500,991(2)  $1,140,397(2)
                       306,666(3)(4)     5.3%       $3.00       $  2.4375      11/12/08          --    $578,581     $1,466,240
                       180,000(3)(5)     3.1%       $4.00       $  2.4375      11/12/08          --    $452,804     $1,147,495
                       113,334(3)(6)     1.9%       $5.00       $  2.4375      11/12/08          --    $356,376     $  903,126


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


(2) Granted in April 1998, but subsequently cancelled in connection with the November 1998 repricing of stock options and included in the option grants detailed in this table, the Summary Compensation Table and in the table "10-Year Option Repricings" below. These options, which are no longer outstanding, vested as to one-third of each grant on the date of grant (April 19, 1998) with one half of the remaining options scheduled to vest on April 19, 1999 and become exercisable on such date and the balance of the options scheduled to vest on April 19, 2000 and become exercisable on such date. See "Certain Relationships and Related Transactions -- Executive Officers and Directors."


(3) Granted in connection with the Company's November 1998 repricing of stock options granted under the Plan, in replacement of previously granted options which were deemed to be canceled in connection with the repricing. See the table "10-Year Option Repricings" below for details.


(4) Options vested in full on the date of grant (November 12, 1998) and were immediately exercisable.



(5) Options vest on November 12, 1999 (the first anniversary of the date of grant) and become exercisable on such date, unless the vesting is accelerated as described below.



(6) Options vest on November 12, 2000 (the second anniversary of the date of grant) and become exercisable on such date, unless the vesting is accelerated as described below.



(7) Granted on November 12, 1998 as part of a grant of options to purchase an aggregate of 500,000 shares of Common Stock. One-third of the options vested on the date of grant and were immediately exercisable. One half of the remaining options vest on November 12, 1999 and become exercisable on such date and the balance of the options vest on November 12, 2000 and become exercisable on such date, in each unless the vesting is accelerated as described below.



     All options granted under the Company's 1997 Equity Compensation Plan (the "Plan"), including the options disclosed above, become immediately vested and exercisable upon a "change of control" of the Company (as such term is defined in the Plan). Upon the termination of an employee's employment with the Company, all unvested options are cancelled and the employee can exercise all vested options for a period of one year following termination.


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

COMPENSATION OF DIRECTORS


     Non-employee directors are paid annual directors' fees of $15,000 and fees of $750 for each board meeting and $250 for each committee meeting attended, and are reimbursed for expenses incurred in connection with attendance at Board of Directors and Committee meetings. In addition, the chairman of each Committee receives an additional annual fee of $5,000. The representatives of Navona Communications Limited (the company through which Cable & Wireless held its interest in the Company until August 1998) declined all such fees during 1997 and 1998. Similarly, Mr. Pompadur, as the representative of News, declined all such fees during 1998. All directors are eligible to participate in the Plan. The non-employee directors, subject to approval by the Board of Directors, are automatically awarded 10,000 options upon becoming a director and a further 5,000 options annually, thereafter. The two Navona representatives on the Board declined all such options during 1997 and 1998, and Mr. Pompadur declined such options during 1998 as a News representative.


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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth certain information (as of March 31, 1999, except as otherwise noted), with respect to shares of Common Stock beneficially owned by owners of more than five percent of the outstanding Common Stock, by all current directors and nominees, by the executive officers of the Company named in the Summary Compensation Table included elsewhere in this Annual Report and by all current directors and executive officers of the Company as a group.



                                                           NUMBER OF SHARES       PERCENT OF
BENEFICIAL OWNER                                         BENEFICIALLY OWNED(1)     CLASS(2)
----------------                                         ---------------------    ----------
News America Incorporated(3)...........................       18,223,081             43.7%
K. Rupert Murdoch(3)...................................       18,223,081             43.7%
Merrill Lynch & Co., Inc.(4)...........................        7,254,328             16.7%
Citigroup Inc.(5)......................................        2,259,230              6.0%
James R.S. Hatt(6).....................................          440,999              1.2%
Dr. Boris Antoniuk(7)..................................           10,000                *
Edward Charles Dilley(7)...............................           10,000             *
Simon Edwards(8).......................................          338,666             *
Gordon Humphrey(7).....................................           15,000             *
Gennady Kudriavtsev(7).................................           15,000             *
Dr. Vladimir Kvint(7)..................................           15,000             *
I. Martin Pompadur.....................................               --             *
David M. Stovel(7).....................................           27,500             *
E. Clive Anderson(9)...................................          353,433             *
Ian Armour(10).........................................          181,666             *
John G. Davies(7)......................................          333,333             *
All current directors and executive officers of the
  Company as a group (12 persons)......................        1,740,597              4.4%


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


 (3) This information is based upon Amendment No. 1 to Schedule 13D, filed April 12, 1999, with the Securities and Exchange Commission by The News Corporation Limited, News America Incorporated, NewsPLD LLC and K. Rupert Murdoch. The amount shown includes 14,381,780 shares of Common Stock and currently exercisable warrants to purchase 250,000 shares of Common Stock held by NewsPLD LLC, a wholly owned subsidiary of News America Incorporated (due to expire on June 22, 1999). The News Corporation Limited, News America Incorporated and Mr. Murdoch, as persons who may be deemed to control NewsPLD LLC, may be deemed to beneficially own the shares beneficially owned by NewsPLD LLC. The amount shown also includes 3,591,301 shares of Common Stock issuable upon conversion of currently outstanding Revolving Credit Notes issued to News America Incorporated, which may be deemed to be beneficially owned by each of The News Corporation Limited, News America Incorporated and Mr. Murdoch. See "Certain Relationships and Related Transactions." NewsPLD LLC, News America Incorporated and Mr. Murdoch are each located at 1211 Avenue of the Americas, New York, NY 10036.

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



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



MERRILL LYNCH



     Merrill Lynch has disclosed that it owns 1,698,200 shares of Common Stock, $19,200,000 aggregate principal amount of Convertible Notes (or 72.45% of the total of such Notes outstanding) and 172,000 warrants to purchase Common Stock. In addition, it is believed to hold approximately 70% of the total number of Senior Notes outstanding. Most decisions to be taken by the holders of the Senior and Convertible Notes (other than on certain fundamental matters such as changes in the terms of payment or the security held for the Notes, which require a unanimous vote) require, for their approval, the affirmative vote of the holders of a majority in principal amount of the applicable issue of Notes. Accordingly, Merrill Lynch is in a position by itself to take such decisions, other than with respect to the fundamental matters referred to.



     In March 1998 the Indentures pursuant to which such Notes were issued were amended pursuant to a Consent Solicitation. In October 1998 the Senior Notes were exchanged for Exchange Notes of substantially similar tenor pursuant to an Exchange Offer. For further details, please refer to "Business -- Recent Developments -- The Consent Solicitation"; and "-- Registration of Outstanding Securities; Completion of Exchange Offer."



NEWS AMERICA INCORPORATED



     News acquired its interest in the Company in August 1998 in a series of transactions with the Company and Cable & Wireless. For further details, please refer to "Business -- Recent Developments -- Transactions with Cable & Wireless and News."


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


EXECUTIVE OFFICERS AND DIRECTORS



     In April 1998, in connection with the discussions relating to the eventual agreements with News and Cable & Wireless, the Board granted options to purchase 280,000 shares and 340,000 shares of Common Stock, respectively, to Mr. James Hatt, President and Chief Executive Officer, and Mr. Simon Edwards, Chief Financial Officer, in order to incentivize them to continue to grow the Company's business and in recognition of the fact that they had not been granted stock options in almost two years. Each grant vested as to one-third, immediately, and was scheduled to vest as to the remaining two-thirds in 12 and 24 months, respectively. The exercise prices for the options were $7.00 per share as to one-third of the grant and $8.00 per share as to the remaining two-thirds. On the date of grant, the closing price of the Common Stock on the Nasdaq National Market was $9.015625 per share. The exercise prices were set below market to reflect the fact that the option grants were in part in lieu of salary increases and in part to provide the incentives described above. These options were subsequently cancelled and replaced with options granted in connection with the Company's November 1998 option repricing, as described below.

     On November 12, 1998, in recognition of the sharp fall in the Company's stock price following the Russian financial crisis and other macroeconomic difficulties in Russia, the Board and the Compensation Committee decided to reprice the existing options granted to the Company's employees (including the Company's executive officers) and directors. See "Executive
Compensation -- Report of the Compensation Committee on Executive
Compensation -- Stock Option Repricing." Pursuant to the repricing, all stock options which had been granted to current employees, directors and consultants were cancelled and replaced with options having reduced option prices, which were still above the closing market price on the date of the repricing. See "Executive Compensation -- 10 Year Option Repricings" for more information about the stock options granted to the Company's executive officers in the repricing.


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

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  2       Certificate of Domestication. (Exhibit 3.1)(9)
  3.1     Certificate of Incorporation. (Exhibit 3.2)(9)
  3.2     By-Laws. (Exhibit 3.3)(9)
  4.1     Indenture, dated as of May 31, 1996, among the Registrant, as Issuer, NWE Capital (Cyprus) Limited, PLD Asset Leasing
          Limited, PLD Capital Limited, Baltic Communications Limited
          and Wireless Technology Corporations Limited as Guarantors,
          and The Bank of New York, as Trustee, with respect to
          $123,000,000 aggregate principal amount at stated maturity of 14% Senior Discount Notes due 2004 (the "Senior Note
          Indenture") (including exhibits B, C, D and K only).
          (Exhibit 4.1)(10)
  4.2     Indenture, dated as of May 31, 1996, among the Registrant as
          Issuer, NWE Capital (Cyprus) Limited, PLD Asset Leasing
          Limited, PLD Capital Limited, Baltic Communications Limited
          and Wireless Technology Corporations Limited as Guarantors,
          and The Bank of New York, as Trustee, with respect to
          $26,500,000 aggregate principal amount of 9% Convertible
          Subordinated Notes due 2006 (the "Convertible Note
          Indenture") (including exhibit B only). (Exhibit 4.2)(10)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  4.3     First Supplemental Indenture, Amendment Agreement, Consent
          and Waiver, dated as of March 20, 1998, among the
          Registrant, as Issuer, NWE Capital (Cyprus) Limited, PLD
          Asset Leasing Limited, PLD Capital Limited, Wireless
          Technology Corporations Limited and Baltic Communications
          Limited, as Guarantors, Clayton A. Waite and Apropos
          Investments Ltd., as nominee shareholders, and The Bank of
          New York, as Trustee. (Exhibit 4.3)(11)
  4.4     Second Supplemental Indenture, dated as of June 15, 1998,
          among the Registrant, as Issuer, NWE Capital (Cyprus)
          Limited, PLD Asset Leasing Limited, PLD Capital Limited, PLD
          Capital Asset (U.S.) Inc., Wireless Technology Corporations
          Limited and Baltic Communications Limited, as Guarantors,
          Clayton A. Waite and Apropos Investments Ltd., as nominee
          shareholders, and The Bank of New York, as Trustee.(14)
  4.5     Third Supplemental Indenture, dated as of January 12, 1999, among the Registrant, as Issuer, NWE Capital (Cyprus)
          Limited, PLD Asset Leasing Limited, PLD Capital Limited, PLD
          Capital Asset (U.S.) Inc., Wireless Technology Corporations
          Limited and Baltic Communications Limited, as Guarantors,
          Clayton A. Waite and Apropos Investments Ltd., as nominee
          shareholders, and The Bank of New York, as Trustee.(14)
  4.6     Global Exchange Note representing 14% Senior Discount Notes due 2004.(14)
  4.7     Global Note representing 9% Convertible Subordinated Notes due 2006. (Exhibit 4.4)(10)
  4.8     Warrant Agreement, dated as of May 31, 1996, between the
          Registrant and The Bank of New York as Warrant Agent.
          (Exhibit 4.9)(10)
  4.9     Warrant Certificate of the Registrant for 123,000 Warrants
          exercisable on or after December 10, 1996 and on or before
          June 12, 2006. (Exhibit 4.5)(10)
  4.10    Smith Barney Warrant Agreement, dated as of May 31, 1996,
          between the Registrant and The Bank of New York as Warrant
          Agent. (Exhibit 4.10)(10)
  4.11    Smith Barney Warrant Certificate of the Registrant for
          100,000 Warrants exercisable as to 50,000 Common Shares on or after June 12, 1996 and as to 50,000 Common Shares on or after October 30, 1996 and on or before April 30, 2001.
          (Exhibit 4.6)(10)
  4.12    Registration Rights Agreement, dated as of May 31, 1996,
          between the Registrant and Smith Barney Inc. (Exhibit
          4.7)(10)
  4.13    Purchase Agreement, dated May 24, 1996, between the
          Registrant and Smith Barney Inc. (without exhibits).
          (Exhibit 4.8)(10)
  4.14    Company Senior Note Escrow Account Agreement, dated as of
          May 31, 1996, among The Bank of New York as Escrow Agent, as
          Trustee under the Senior Note Indenture, as Trustee under
          the Convertible Note Indenture and the Registrant. (Exhibit
          4.11)(10)
  4.15    Company Convertible Note Escrow Account Agreement, dated as of May 31, 1996, among The Bank of New York as Escrow Agent, as Trustee under the Senior Note Indenture, as Trustee under the Convertible Note Indenture and the Registrant. (Exhibit
          4.12)(10)
  4.16    Leasing Company Escrow Account Agreement (PLD Asset Leasing
          Limited), dated as of May 31, 1996, among The Bank of New
          York as Escrow Agent, as Trustee under the Senior Note
          Indenture, as Trustee under the Convertible Note Indenture and PLD Asset Leasing Limited. (Exhibit 4.13)(10)
  4.17    Leasing Company Escrow Account Agreement (PLD Capital
          Limited), dated as of May 31, 1996, among The Bank of New
          York as Escrow Agent, as Trustee under the Senior Note
          Indenture, as Trustee under the Convertible Note Indenture and PLD Capital Limited. (Exhibit 4.14)(10)
  4.18    Leasing Company Escrow Account Agreement (PLD Capital Asset
          (U.S.) Inc.), dated as of June 15, 1998, among The Bank of
          New York as Escrow Agent, as Trustee under the Senior Note
          Indenture, and as Trustee under the Convertible Note
          Indenture and PLD Capital Asset (U.S.) Inc.(14)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  4.19    Company Senior Note Security and Pledge Agreement, dated as of May 31, 1996, by the Registrant in favor of The Bank of
          New York, as Trustee under the Senior Note Indenture, as
          Trustee under the Convertible Note Indenture, and as
          Collateral Agent. (Exhibit 4.15)(10)
  4.20    Company Convertible Note Security and Pledge Agreement,
          dated as of May 31, 1996, by the Registrant in favor of The
          Bank of New York, as Trustee under the Convertible Note
          Indenture, as Trustee under the Convertible Note Indenture, and as Collateral Agent. (Exhibit 4.16)(10)
  4.21    Leasing Company Security and Pledge Agreement (PLD Asset
          Leasing Limited), dated as of May 31, 1996, by PLD Asset
          Leasing Limited in favor of The Bank of New York, as Trustee under the Senior Note Indenture, as Trustee under the
          Convertible Note Indenture, and as Collateral Agent.
          (Exhibit 4.17)(10)
  4.22    Leasing Company Security and Pledge Agreement (PLD Capital
          Limited), dated as of May 31, 1996, by PLD Capital Limited in favor of The Bank of New York, as Trustee under the
          Senior Note Indenture, as Trustee under the Convertible Note
          Indenture, and as Collateral Agent. (Exhibit 4.18)(10)
  4.23    NWE Cyprus Senior Note Security and Pledge Agreement, dated as of May 31, 1996, by NWE Capital (Cyprus) Ltd. in favor of
          The Bank of New York, as Trustee under the Senior Note
          Indenture, as Trustee under the Convertible Note Indenture, and as Collateral Agent. (Exhibit 4.19)(10)
  4.24    Leasing Company Security and Pledge Agreement (PLD Capital
          Asset (U.S.) Inc.), dated as of June 15, 1998, by PLD
          Capital Asset (U.S.) Inc. in favor of The Bank of New York, as Trustee under the Senior Note Indenture, as Trustee under the Convertible Note Indenture, and as Collateral Agent.(14)
  4.25    Revolving Credit Agreement, dated as of November 26, 1997, between the Registrant, The Travelers Insurance Company and
          The Travelers Indemnity Company. (Exhibit 4.21)(11)
  4.26    Form of 12% Series A Senior Secured Revolving Credit Note.
          (Exhibit 4.22)(11)
  4.27    Form of 12% Series B Senior Secured Revolving Credit Note.
          (Exhibit 4.23)(11)
  4.28    Warrant Agreement, dated as of November 26, 1997, between
          the Registrant and The Bank of New York, as Warrant Agent.
          (Exhibit 4.24)(11)
  4.29    Form of Series A Warrant Certificate. (Exhibit 4.25)(11)
  4.30    Form of Series B Warrant Certificate. (Exhibit 4.26)(11)
  4.31    Registration Rights Agreement, dated as of November 26,
          1997, between the Registrant, The Travelers Insurance
          Company and The Travelers Indemnity Company. (Exhibit
          4.27)(11)
  4.32    Guaranty Agreement, dated as of November 26, 1997, made and given by Wireless Technology Corporations Limited and Baltic
          Communications Limited in favor of The Travelers Insurance
          Company and The Travelers Indemnity Company. (Exhibit
          4.28)(11)
  4.33    Trust Agreement, dated as of November 26, 1997, between the
          Registrant and The Bank of New York, as Trustee. (Exhibit
          4.29)(11)
  4.34    Security Agreement (Inventory and Receivables), dated as of
          November 26, 1997, between the Registrant and The Bank of
          New York, as Trustee. (Exhibit 4.30)(11)
  4.35    Pledge Agreement, dated as of November 26, 1997, between the
          Registrant and The Bank of New York, as Trustee. (Exhibit
          4.31)(11)
  4.36    Revolving Credit Agreement, dated as of September 30, 1998, between PLD Telekom Inc. and News America Incorporated,
          including the form of promissory note issuable
          thereunder.(14)
  4.37    Schedule of Promissory Notes issued under the Revolving
          Credit Agreement, dated as of September 30, 1998, between
          PLD Telekom Inc. and News America Incorporated.(14)
 10.1     PLD Telekom Inc. 1997 Equity Compensation Plan. (Exhibit
          10.1)(11)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.2     Service Agreement, dated August 1, 1997, between the
          Registrant and James R.S. Hatt. (Exhibit 10.2)(11)
 10.3     Employment Letter, effective June 1, 1997, between the
          Registrant and John G. Davies. (Exhibit 10.3)(11)
 10.4     Amendment, dated July 30, 1997, to Employment Letter between the Registrant and John G. Davies. (Exhibit 10.4)(11)
 10.5     Service Agreement, dated July 1, 1997, between the
          Registrant and Simon Edwards. (Exhibit 10.5)(11)
 10.6     Service Agreement, dated November 26, 1997, between the
          Registrant and Boris Antoniuk. (Exhibit 10.8)(11)
 10.7     Consultancy Agreement, dated December 28, 1994, between
          Technocom Limited and Elite International Limited. (Exhibit
          10.9)(11)
 10.8     Amendment, dated November 26, 1997, to the Consultancy
          Agreement between Technocom Limited and Elite International
          Limited. (Exhibit 10.10)(11)
 10.9     Service Agreement between the Registrant and Newmark Capital
          Limited dated as of January 1, 1995. (Exhibit 2(o))(8)
 10.10    Warrant to Purchase Common Shares, dated July 28, 1994,
          between the Company and Dominion Capital Inc. (Exhibit
          10.28)(4)
 10.11    Agreement to Purchase Warrants, dated July 28, 1994, between the Registrant and Cable & Wireless. (Exhibit 10.25)(4)
 10.12    Agreement dated May 31, 1992 between Tiller International
          Limited and the Registrant. (Exhibit 2(m))(1)
 10.13    Joint Venture Agreement, dated as of December 31, 1993,
          between Wireless Technology Corporations Limited and
          Kompania Besprovodnye Seti Sviazi. (Exhibit 3(b))(3)
 10.14    Interconnection Agreement, dated as of February 4, 1994,
          between the Ministry of Communications of the Republic of
          Kazakhstan and ALTEL. (Exhibit 3(d))(3)
 10.15    Amendment, dated February 28, 1996, to the Interconnection
          Agreement between Kazakhtelekom and ALTEL. (Exhibit
          10.28)(11)
 10.16    Cellular System Equipment Purchase Agreement dated as of May
          4, 1994 between ALTEL and Motorola Inc. (Exhibit 3(k))(3)
 10.17    Cellular System Installation & Optimization Agreement dated as of May 4, 1994 between ALTEL and Motorola Inc. (Exhibit
          3(l))(3)
 10.18    Put and Call Letter Agreement, dated as of June 3, 1994,
          between the Company and Monogram Telecommunications Limited.
          (Exhibit 3(i))(3)
 10.19    Subscription Agreement, dated February 21, 1995, for
          $3,000,000 convertible note issued to the Registrant by
          Monogram. (Exhibit 2(a))(7)
 10.20    Agreement for the Acquisition of Ninety Percent of the
          Issued Share Capital of St. Petersburg Mayoralty & Tiller,
          dated as of March 7, 1994, among the Registrant, Tiller
          International Limited and Dian A/O. (Exhibit 3(j))(3)
 10.21    Purchase Agreement between Baltic Communications Limited and the Registrant dated January 27, 1996. (Exhibit 2(a))(8)
 10.22    Side letter between the Registrant and Baltic Communications
          Limited dated January 27, 1996. (Exhibit 2(c))(8)
 10.23    Share Purchase Agreement, dated April 26, 1995, between Lant
          Investments Limited and the Registrant. (Exhibit 2(b))(7)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.24    Escrow Agreement among the Registrant, Lant Investments
          Limited and Montreal Trust Company of Canada. (Exhibit
          2(c))(7)
 10.25    Registration Rights Agreement, dated as of April 26, 1995, between the Registrant and Lant Investments Limited.
          (Exhibit 2(d))(7)
 10.26    Share Sale and Purchase Agreement, dated November 2, 1994, between the Registrant and Plicom Limited. (Exhibit 2.3)(4)
 10.27    Form of Subscription and Shareholder Agreement between the
          Registrant, Plicom Limited, Elite International Limited and
          Technocom Limited. (Exhibit 2.4)(6)
 10.28    Amendment, dated November 26, 1997, to Subscription and
          Shareholder Agreement between the Registrant, Plicom
          Limited, Elite International Limited and Plicom Limited.
          (Exhibit 10.42)(11)
 10.29    Form of Deed of Covenant between the Registrant and Plicom
          Limited. (Exhibit 2.5)(4)
 10.30    Form of Put and Call Option Agreement dated November 4, 1994 between the Company and Plicom Limited. (Exhibit 10.20)(4)
 10.31    Amendment, dated November 26, 1997, to Put and Call Option
          Agreement between the Registrant and Plicom Limited.
          (Exhibit 10.46)(11)
 10.32    Amended and Restated Put and Call Option Agreement, dated
          November 26, 1997, between the Registrant and Elite
          International Limited. (Exhibit 10.47)(11)
 10.33    Share Purchase Agreement, dated November 26, 1997, among the
          Registrant, Technocom Limited, Plicom Limited and Mark
          Klabin. (Exhibit 10.48)(11)
 10.34    Share Purchase Agreement, dated November 26, 1997, among the
          Registrant, Technocom Limited and Elite International
          Limited. (Exhibit 10.49) (11)
 10.35    Securities Sale and Purchase Agreement between the
          Registrant and Redford Limited relating to SPMMTS. (Exhibit
          10.50)(11)
 10.36    Asset Exchange Agreement, dated April 19, 1998, between News
          America Incorporated and PLD Telekom Inc. (Exhibit 99.2)(13)
 10.37    Stock Purchase Agreement, dated April 19, 1998, between PLD
          Telekom Inc. and Cable and Wireless plc. (Exhibit 99.3)(13)
 10.38    Agreement for Lease, dated as of April 27, 1994, between the
          Registrant and The Scottish Life Assurance Company. (Exhibit
          3(o))(3)
 10.39    Lease, dated as of October 15, 1998, between G.S. 505 Park,
          LLC and the Registrant.(14)
 10.40    Lease, dated as of December 1, 1998, between 67 Broad Street
          LLC and the Registrant.(14)
 10.41    License Granted to ALTEL for the Operation of a Cellular
          Telecommunication System Providing Mobile
          Radiocommunications Services dated as of February 4, 1994.
          (Exhibit 3(c))(3)
 10.42    License No. 2463 issued to MTR-Sviaz dated September 21,
          1995 (Russian). (Exhibit 2(f))(8)
 10.43    License No. 4904 issued by the RSCC to PeterStar Company
          Limited for the provision of local, national and
          international telecommunications services via a dedicated
          network. (Exhibit 10.3)(10)
 10.44    License No. 4274 issued by the RSCC to PeterStar Company
          Limited for the provision of local and intercity telephone communications services. (Exhibit 10.4)(10)
 10.45    License No. N4199 issued by the RSCC to Teleport-TP for the provision of local and international telephone
          communications. (Exhibit 10.5)(10)
 10.46    License No. N4207 issued by the RSCC to Teleport-TP for the provision of international telecommunication services via
          dedicated network. (Exhibit 10.6)(10)
 10.47    License No. N4437 issued by the RSCC to Teleport-TP for the provision of international leased lines and circuits for the transmission of television signals. (Exhibit 10.7)(10)
 10.48    License No. 3654 issued to Teleport-TP for providing data
          transmission services. (Exhibit (2(e))(8)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 2 to this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York on August 31, 1999.


                                          PLD TELEKOM INC.

                                          By: /s/ JAMES R. S. HATT
                                            ------------------------------------
                                            James R. S. Hatt
                                            President and
                                            Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, Amendment No. 2 to this report been signed by the following persons in the capacities and on the dates indicated.



                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----

                /s/ BORIS ANTONIUK                   Director                           August 31, 1999
---------------------------------------------------
                  Boris Antoniuk

             /s/ EDWARD CHARLES DILLEY               Director                           August 31, 1999
---------------------------------------------------
               Edward Charles Dilley

                 /s/ SIMON EDWARDS                   Director and Chief Financial       August 31, 1999
---------------------------------------------------    Officer (Principal Financial
                   Simon Edwards                       Officer and Principal
                                                       Accounting Officer)

               /s/ JAMES R. S. HATT                  Director, President and Chief      August 31, 1999
---------------------------------------------------    Executive Officer (Principal
                 James R. S. Hatt                      Executive Officer)

                /s/ GORDON HUMPHREY                  Director                           August 31, 1999
---------------------------------------------------
                  Gordon Humphrey

              /s/ GENNADY KUDRIATSEV                 Director                           August 31, 1999
---------------------------------------------------
                Gennady Kudriatsev

                /s/ VLADIMIR KVINT                   Director                           August 31, 1999
---------------------------------------------------
                  Vladimir Kvint

              /s/ I. MARTIN POMPADUR                 Director                           August 31, 1999
---------------------------------------------------
                I. Martin Pompadur

                 /s/ DAVID STOVEL                    Director                           August 31, 1999
---------------------------------------------------
                   David Stovel

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

                                          KPMG LLP

Chartered Accountants
Toronto, Canada
March 21, 1997

                       PLD TELEKOM INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                1998         1997
                                                              ---------    --------
ASSETS
Current assets:
  Cash and cash equivalents (note 7)........................  $   4,579    $ 17,256
  Trade receivables, net of allowance of $3,809 and $3,226,
     respectively...........................................     14,905      17,078
  Other receivables and prepaids............................      4,609       8,615
  Inventory.................................................      4,152       2,802
  Due from related parties (note 13(c)).....................      9,152       6,320
                                                              ---------    --------
     Total current assets...................................     37,397      52,071
Escrow funds (note 9).......................................     14,908      33,868
Property and equipment, net (note 4)........................    168,937     134,998
Telecommunications licenses (note 3), net of amortization of
  $37,737 and $26,294, respectively.........................     77,359      81,837
Due from related parties (note 13(c)).......................      2,011       3,011
Other investments (note 5)..................................      5,183       4,036
Goodwill, net of amortization of $1,656 and $575,
  respectively (notes 3(a) and (c)).........................     36,368      12,709
Other assets (note 6).......................................      9,945      13,056
                                                              ---------    --------
          Total assets......................................  $ 352,108    $335,586
                                                              =========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings (note 8)............................     18,124      20,320
  Accounts payable..........................................     10,293      11,692
  Accrued liabilities.......................................      4,463       4,882
  Taxes payable.............................................      3,664         944
  Due to related parties (note 13(d)).......................      4,639       5,336
  Deferred revenues.........................................      2,869       3,128
  Customer deposits.........................................      4,271       3,070
  Current portion of long-term debt.........................      5,073       4,085
                                                              ---------    --------
          Total current liabilities.........................     53,396      53,457
Long-term debt (note 9).....................................    151,814     133,516
Minority interest...........................................     22,021      21,382
Commitments and contingencies (note 14).....................
Shareholders' equity (notes 9 and 10):
  Preferred stock, par value $.01 per share.
  Authorized 100,000,000 shares; issued and outstanding
     446,884 shares.........................................          4           4
  Common stock, par value $.01 per share.
  Authorized 100,000,000 shares; issued and outstanding
     37,846,789 shares in 1998 and 33,324,290 shares in
     1997...................................................        378         333
Additional paid-in capital..................................    244,419     204,007
Accumulated deficit.........................................   (119,924)    (77,113)
                                                              ---------    --------
          Total shareholders' equity........................    124,877     127,231
                                                              ---------    --------
          Total liabilities and shareholders' equity........  $ 352,108    $335,586
                                                              =========    ========


          See accompanying notes to consolidated financial statements.

                       PLD TELEKOM INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


                                                           1998          1997          1996
                                                        -----------   -----------   -----------
Revenues:
Telecommunications (note 13(a)).......................  $   143,474   $   112,468   $    60,562
  Finance lease income................................        1,886         1,956         1,404
                                                        -----------   -----------   -----------
                                                            145,360       114,424        61,966
Operating expenses:
  Direct costs (excludes depreciation)................       45,348        39,186        21,709
  General and administrative..........................       57,672        38,716        24,791
  Depreciation........................................       14,745        10,433         5,226
  Amortization........................................       11,326         7,867         4,883
  Taxes other than income taxes.......................        6,321         6,204         2,490
                                                        -----------   -----------   -----------
          Total operating expenses....................      135,412       102,406        59,099
                                                        -----------   -----------   -----------
          Operating income............................        9,948        12,018         2,867
Other income/(expense):
  Share of loss from equity investments, after
     amortization of licenses of $0, $0, and $2,477,
     respectively.....................................         (958)         (537)       (2,692)
  Interest and other income...........................        2,384         3,614         4,859
  Interest expense....................................      (21,953)      (17,846)       (9,973)
  Amortization of deferred financing costs............       (1,779)       (1,152)         (684)
  Foreign exchange loss...............................       (5,322)         (274)         (648)
  Other expense (note 16).............................       (5,881)          749            --
                                                        -----------   -----------   -----------
       Loss before income taxes and minority
          interest....................................      (23,561)       (3,428)       (6,271)
Income taxes (note 11)................................        9,864         7,739         3,669
                                                        -----------   -----------   -----------
       Loss before minority interest..................      (33,425)      (11,167)       (9,940)
Minority interest.....................................        9,386         9,399         2,521
                                                        -----------   -----------   -----------
       Net loss.......................................  $   (42,811)  $   (20,566)  $   (12,461)
                                                        ===========   ===========   ===========
Net loss per common share:
  Basic...............................................  $     (1.21)  $     (0.64)  $     (0.39)
                                                        ===========   ===========   ===========
  Diluted.............................................  $     (1.21)  $     (0.64)  $     (0.39)
                                                        ===========   ===========   ===========
Weighted average common shares outstanding............   35,274,151    32,061,070    31,579,201
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

                       PLD TELEKOM INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)


                                                                1998       1997       1996
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(42,811)  $(20,566)  $(12,461)
  Adjustments to reconcile net loss to net cash provided
     by/(used in) operating activities:
     Depreciation and amortization..........................    27,850     19,452     10,793
     Accrued interest on senior discount notes..............    17,183     14,260      7,349
     Minority interest......................................     9,386      9,399      2,521
     Write-off of minority shareholder receivable...........     2,000         --         --
     Provision for finance lease receivable.................     3,203         --         --
     Write-down of asset....................................     2,000         --         --
     Gain on sale of SPMMTS.................................        --     (1,001)        --
     Deferred revenue.......................................      (259)     2,050       (898)
     Share of loss of equity investments....................       958        537      2,692
     Other..................................................       789         --        300
     Changes in operating assets and liabilities, net of
       effects of acquisitions:
       Decrease/(increase) in trade receivables.............     2,173     (6,550)    (2,478)
       Decrease/(increase) in other receivables and
          prepaids..........................................     4,009     (5,093)     1,827
       Increase in inventory................................    (1,350)      (962)      (392)
       Change in amounts due from or to related parties.....    (4,529)       386     (4,743)
       (Decrease)/increase in accounts payable, accrued
          liabilities, customer deposits, and other current
          liabilities.......................................      (683)    (1,119)    11,108
                                                              --------   --------   --------
          Net cash provided by operating activities.........    19,919     10,793     15,618
                                                              --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (39,538)   (38,990)   (43,201)
  Proceeds from sale of SPMMTS..............................        --     17,180         --
  Escrow funds..............................................    18,960      7,116    (40,984)
  Purchase of 30% investment in Technocom...................        --    (25,608)        --
  Teleport-TP finance lease and advances....................        --         --      3,916
  Cash paid for acquisition.................................      (500)        --         --
  Investments in Baltic Communications Limited, J.V.
     Technopark Limited and Teleport-TP, net of cash
     acquired...............................................        --         --     (7,515)
  Other investments.........................................        --        181       (140)
  Other assets..............................................       297       (747)      (267)
                                                              --------   --------   --------
          Net cash used in investing activities.............   (20,781)   (40,868)   (88,191)
                                                              --------   --------   --------


          See accompanying notes to consolidated financial statements.

                                                                1998       1997      1996
                                                              --------   --------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt borrowings/(repayments)...................  $ (4,900)  $(10,929)  $(6,550)
  Proceeds from issuance of 12% Revolving Credit Notes......        --     15,420        --
  Repayment of credit notes.................................    (2,000)        --        --
  Proceeds from issuance of 14% Senior Discount Notes.......        --         --    87,697
  Proceeds from issuance of 9% Convertible Subordinated
     Notes..................................................        --         --    26,500
  Long-term debt repayment..................................    (5,074)        --        --
  Deferred financing costs..................................        --         --    (9,224)
  Proceeds from issuance of common stock....................        --      1,739       991
  Cash dividends paid to minority shareholders..............    (3,000)    (1,000)       --
  Loans from shareholders...................................     3,500         --    (1,843)
  Related company advances..................................        --         --        --
  Due to equipment supplier.................................        --         --        --
  Recapitalization of PeterStar.............................        --      1,427        --
  Other financing...........................................      (341)        --        --
                                                              --------   --------   -------
          Net cash (used in)/provided by financing
            activities......................................   (11,815)     6,657    97,571
                                                              --------   --------   -------
          (Decrease)/increase in cash and cash
            equivalents.....................................   (12,677)   (23,418)   24,998
Cash and cash equivalents at beginning of year..............    17,256     40,674    15,676
                                                              --------   --------   -------
Cash and cash equivalents at end of year....................  $  4,579   $ 17,256    40,674
                                                              ========   ========   =======
Supplementary disclosures:
  Non-cash investing and financing activities:
     Issuance of warrants...................................  $    449   $    423   $    --
                                                              ========   ========   =======
     Acquisition of equipment under capital lease...........  $  4,019   $     --   $    --
                                                              ========   ========   =======
     Issued shares for acquired businesses..................  $ 39,219   $     --   $    --
                                                              ========   ========   =======
     Supplier financing.....................................  $  7,037   $ 11,302   $    --
                                                              ========   ========   =======
     Issuance of common stock for a portion of purchase
       price of Technocom...................................  $     --   $  7,681   $    --
                                                              ========   ========   =======
Interest paid...............................................  $  5,574   $  3,381   $ 2,425
                                                              ========   ========   =======
Income taxes paid...........................................  $  6,690   $  7,424   $ 3,678
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
                                                              =======    =======

  (a) 12% Revolving Credit Notes


     In November 1997, the Company issued $12.3 million in Series A secured revolving credit notes (the "Series A Notes"), and $3.1 million in Series B revolving credit notes (the "Series B Notes"), to The Travelers Insurance Company and The Travelers Indemnity Company (collectively, the "Travelers Parties"). Both the Series A Notes and the Series B Notes are secured by the Company's inventory and accounts receivable. In addition, the Series A Notes are secured by 28 of the 59 Technocom ordinary shares acquired (see note 3(c)). In addition to issuing the Series A and Series B Notes, the Company also issued to the Travelers Parties a total of 423,000 warrants to purchase Common Stock at $8.625 at any time up to

                       PLD TELEKOM INC. AND SUBSIDIARIES

December 31, 2008 (the "Travelers Warrants"). These warrants have been valued at $423,000 and were amortized over the original term of the revolving credit notes.

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

(13) RELATED PARTY TRANSACTIONS

     (a) PeterStar has entered into a barter agreement with an indirect minority shareholder under which the two parties have exchanged services valued at $2.7 million, $3.4 million and $3.0 million during 1998, 1997

                       PLD TELEKOM INC. AND SUBSIDIARIES
and 1996, respectively. The amounts are recorded in the consolidated statements of operations as telecommunications revenues and direct costs. During 1998, PeterStar paid $1.2 million to an indirect minority shareholder for certain of these services.


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


     (h) The Company periodically guarantees certain obligations of its subsidiaries. As of December 31, 1998, the only guarantee that is currently outstanding is to Siemens in the amount of $1.6 million relating to equipment purchased by Technocom.

                       PLD TELEKOM INC. AND SUBSIDIARIES

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

                       PLD TELEKOM INC. AND SUBSIDIARIES

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


                                          KPMG


St. Petersburg, Russia
March 30, 1999

                         BALTIC COMMUNICATIONS LIMITED

                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997


                                                                 1998          1997
                                                              ----------    ----------
ASSETS
Current assets:
  Cash......................................................  $  266,076    $  241,949
  Trade receivables, net of allowance (note 3)..............     995,919     1,239,370
  Due from related parties (note 7).........................     531,998            --
  Prepayments...............................................      80,800       167,908
  Prepaid taxes.............................................     171,759            --
  Inventory.................................................      76,025       214,394
                                                              ----------    ----------
          Total current assets..............................   2,122,577     1,863,621
Property and equipment, net (note 4)........................   4,668,005     4,801,791
Investments.................................................       8,000         8,000
Intangible assets, net (note 5).............................      84,052        49,505
                                                              ----------    ----------
          Total assets......................................  $6,882,634    $6,722,917
                                                              ==========    ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Accounts payable..........................................  $1,510,134    $1,871,857
  Accrued liabilities.......................................      87,177       154,288
  Deferred revenues.........................................       4,019         3,861
  Taxes payable.............................................     100,211       151,499
  Deferred income tax liability.............................      30,706            --
  Due to related parties (note 6)...........................     932,646       686,609
  Customer deposits.........................................      26,234        27,217
                                                              ----------    ----------
          Total current liabilities.........................   2,691,127     2,895,331
                                                              ----------    ----------
Shareholder's equity:
  Common stock (note 8).....................................   2,183,000     2,183,000
  Retained earnings.........................................   2,008,507     1,644,586
                                                              ----------    ----------
          Total shareholder's equity........................   4,191,507     3,827,586
                                                              ----------    ----------
          Total liabilities and shareholder's equity........  $6,882,634    $6,722,917
                                                              ==========    ==========


                See accompanying notes to financial statements.

                         BALTIC COMMUNICATIONS LIMITED

                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
 YEARS ENDED DECEMBER 31, 1998 AND 1997 AND THE NINE MONTHS ENDED DECEMBER 31,
                                      1996


                                                            1998          1997          1996
                                                         ----------    ----------    ----------
Revenues:
  Telecommunications revenues..........................  $9,780,176    $7,562,269    $5,266,803
  Other non-telecommunications revenues................      73,678        39,980        36,704
                                                         ----------    ----------    ----------
  Total revenues.......................................   9,853,854     7,602,249     5,303,507
                                                         ----------    ----------    ----------
Operating expenses:
  Direct costs (excludes depreciation).................   5,110,896     2,904,632     2,053,763
  General and administrative...........................   2,599,278     2,470,769     1,510,934
  Depreciation.........................................     575,708       557,494       331,256
  Amortization.........................................      12,943         6,783           319
  Taxes other than income taxes........................     447,429       422,094       323,266
                                                         ----------    ----------    ----------
          Total operating expenses.....................   8,746,254     6,361,772     4,219,538
                                                         ----------    ----------    ----------
          Operating income.............................   1,107,600     1,240,477     1,083,969
Other income/(expense):
  Interest income......................................       3,093        35,777         3,424
  Foreign exchange loss (note 1).......................    (672,087)      (43,082)       (7,206)
  Loss on disposal of property and equipment...........     (43,979)      (42,069)      (49,059)
                                                         ----------    ----------    ----------
          Income before income taxes...................     394,627     1,191,103     1,031,128
Income taxes (note 10).................................      30,706       383,255       194,390
                                                         ----------    ----------    ----------
          Net income...................................     363,921       807,848       836,738
                                                         ----------    ----------    ----------
Retained earnings, beginning of period.................   1,644,586       836,738            --
                                                         ----------    ----------    ----------
Retained earnings, end of period.......................  $2,008,507    $1,644,586    $  836,738
                                                         ==========    ==========    ==========


                See accompanying notes to financial statements.

                         BALTIC COMMUNICATIONS LIMITED

                            STATEMENTS OF CASH FLOWS
 YEARS ENDED DECEMBER 31, 1998 AND 1997 AND THE NINE MONTHS ENDED DECEMBER 31,
                                      1996


                                                            1998        1997          1996
                                                          --------    ---------    -----------
Cash flows from operating activities:
Net income..............................................  $363,921    $ 807,848    $   836,738
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation..........................................   575,708      557,494        331,256
  Amortization..........................................    12,943        6,783            319
  Loss on disposal of property and equipment............    43,979       42,069         49,059
Changes in operating assets and liabilities:
  (Increase)/decrease in trade receivables..............   243,451     (359,164)       355,754
  (Increase)/decrease in prepayments....................    87,108      (13,250)       (93,937)
  (Increase)/decrease in inventory......................   138,369     (143,949)        17,947
  (Increase)/decrease in prepaid taxes..................  (171,759)      16,765        (16,765)
  Increase in due from related parties..................  (531,998)          --             --
  Increase/(decrease) in due to related parties.........   246,037     (361,311)     1,047,920
  Increase/(decrease) in deferred revenues..............       158        3,861        (18,255)
  Decrease in customer deposits.........................      (983)      (1,642)       (10,530)
  Increase/(decrease) in taxes payable..................   (51,288)     151,499       (386,557)
  Increase/(decrease) in accrued liabilities............   (67,111)      83,318         70,970
  Increase in deferred income tax liability.............    30,706           --             --
  Increase/(decrease) in accounts payable...............  (361,723)      90,685       (912,575)
                                                          --------    ---------    -----------
     Net cash provided by operating activities..........   557,518      881,006      1,271,344
                                                          --------    ---------    -----------
Cash flows from investing activities:
  Capital expenditures..................................  (538,658)    (854,151)    (1,845,522)
  Proceeds on disposal of fixed assets..................     5,267       44,986          7,000
                                                          --------    ---------    -----------
     Net cash used in investing activities..............  (533,391)    (809,165)    (1,838,522)
                                                          --------    ---------    -----------
     Increase/(decrease) in cash........................    24,127       71,841       (567,178)
Cash at beginning of period.............................   241,949      170,108        737,286
                                                          --------    ---------    -----------
Cash at end of period...................................  $266,076      241,949        170,108
                                                          ========    =========    ===========
Supplementary disclosures:
Income taxes paid.......................................  $368,431    $ 240,047    $        --
                                                          ========    =========    ===========


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

(3) TRADE RECEIVABLES

     Trade receivables at December 31, 1998 and 1997 consists of the following:

                                                          1998         1997
                                                       ----------    ---------
Trade receivables....................................  $1,113,564    1,303,650
Less: allowance for doubtful accounts................    (117,645)     (64,280)
                                                       ----------    ---------
  Trade receivables, net of allowance................  $  995,919    1,239,370
                                                       ==========    =========

(4) PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1998 and 1997 consists of the following:


                                                        1998           1997
                                                     -----------    ----------
Telecommunications equipment.......................  $ 5,654,426     5,249,255
Office furniture and equipment.....................      627,792       758,934
Vehicles and leasehold improvements................      708,777       577,424
                                                     -----------    ----------
  Total property and equipment.....................    6,990,995     6,585,613
Less: accumulated depreciation.....................   (2,322,990)   (1,783,822)
                                                     -----------    ----------
  Property and equipment, net......................  $ 4,668,005     4,801,791
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
                                                           =======    =======

     Amortisation of intangible assets is provided over the estimated useful life of 3-10 years.

(6) DUE TO RELATED PARTIES

     The Company's liability to related parties at December 31, 1998 and 1997 consists of the following:


                                                            1998       1997
                                                          --------    -------
PLD Telekom Inc.........................................  $615,000    455,000
PeterStar...............................................    37,875         --
PLD Management Services Limited.........................   256,254    231,609
Teleport-TP.............................................    23,517         --
                                                          --------    -------
                                                          $932,646    686,609
                                                          ========    =======


(7) DUE FROM RELATED PARTIES

     The receivables due from related parties at December 31, 1998 and 1997 consists of the following:


                                                              1998      1997
                                                            --------    ----
PLD Telekom Inc...........................................  $182,553     --
PeterStar.................................................   103,797     --
Teleport-TP...............................................   237,985     --
CPY Yellow Pages Limited..................................     7,663     --
                                                            --------     --
                                                            $531,998     --
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

                         BALTIC COMMUNICATIONS LIMITED

     As noted in its annual report on Form 10-K, PLD does not presently have sufficient funds on hand to meet its current debt obligations. The Company is a guarantor of such obligations. While management of PLD believe that, as long as progress towards settlement of such obligations is being made, the holders of such debt will agree to payment deferrals beyond the present due date of April 30, 1999, there can be no assurance that the holders will grant such deferrals or that they will not demand payment in full of the obligations. PLD's failure to make payment in full could result in a claim being made against the Company under its guarantee and a cross-default under and acceleration of the senior discount notes and convertible subordinated notes for which the Company also serves as a guarantor. These factors raise substantial doubt about the Company's ability to continue as a going concern.


(10) INCOME TAXES

     At December 31, 1998 Company has deferred income tax liabilities of $30,706 (deferred tax assets of $94,000 as of December 31, 1997). As a result of the rapid change in the regulatory environment and uncertainty surrounding the Russian tax regime, the Company had provided a valuation allowance against the deferred tax assets, calculated as of December 31, 1997.

     The tax effects of temporary differences that gave rise to the deferred tax assets are as follows:

                                                             1998     1997
                                                             ----    -------
Expenses not yet deducted for Russian tax purposes.........  $ --     94,000
Less: valuation allowance..................................    --    (94,000)
                                                             ----    -------
  Deferred tax asset.......................................  $ --         --
                                                             ====    =======

     The tax effects of temporary differences that give rise to the deferred tax liabilities are as follows:

                                                            1998       1997
                                                           -------    -------
Income not recognised yet for Russian tax purposes.......  $30,706         --
                                                           -------    -------
  Deferred tax liability.................................  $30,706         --
                                                           =======    =======

     The provision for current income taxes differs from that expected by applying statutory tax rates as follows:


                                                           1998        1997
                                                         ---------    -------
Provision for income tax at statutory rates............  $ 130,227    393,064
Tax effect of temporary differences....................     30,706    (94,000)
Tax effect of non-deductible expenditures or losses
  deductible for statutory purposes....................   (130,227)    84,191
                                                         ---------    -------
Income tax expense.....................................  $  30,706    383,255
                                                         =========    =======


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


                                          KPMG


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

                           NWE CAPITAL (CYPRUS) LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                         (IN THOUSANDS OF U.S. DOLLARS)


                                                                1998       1997       1996
                                                              --------    -------    -------
Telecommunications revenues.................................  $113,041     85,588     52,651
Operating expenses:
  Direct costs (excludes depreciation)......................    29,081     23,120     17,527
  General and administrative................................    28,030     15,742     12,396
  Management fees...........................................     1,649      4,817      2,085
  Depreciation..............................................    10,266      7,194      4,758
  Amortization..............................................     4,935      4,936      4,884
  Taxes other than income taxes.............................     4,021      3,257      1,667
                                                              --------    -------    -------
          Total operating expenses..........................    77,982     59,066     43,317
          Operating income..................................    35,059     26,522      9,334
Other income/(expense):
  Interest and other income.................................       288        337        370
  Interest on long-term debt................................      (769)      (584)        --
  Foreign exchange loss (note 1)............................    (2,890)      (676)      (740)
  Other expense.............................................    (2,000)        --         (9)
  Settlement with minority shareholders (note 11)...........        --      5,339         --
                                                              --------    -------    -------
Income before income taxes and minority interest............    29,688     30,938      8,955
Income taxes (note 13)......................................     9,997      6,893      3,356
                                                              --------    -------    -------
          Income before minority interest...................    19,691     24,045      5,599
Minority interest...........................................    11,721     12,336      2,615
                                                              --------    -------    -------
          Net income........................................  $  7,970     11,709      2,984
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

                           NWE CAPITAL (CYPRUS) LTD.

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT NUMBER OF SHARES)

                                                                            ACCUMULATED
                                      NUMBER OF              CONTRIBUTED     SURPLUS/
                                       SHARES      AMOUNT      SURPLUS       (DEFICIT)      TOTAL
                                      ---------    ------    -----------    -----------    --------
Balance at January 1, 1996..........      1,000    $    2      $    --       $(14,905)     $(14,903)
Conversion of promissory note from
  PLD Telekom Inc...................    928,591     2,000       18,000             --        20,000
Acquisition of WTC from PLD
  Telekom Inc.......................  2,316,583     5,080       45,723             --        50,803
Net income for the year.............         --        --           --          2,984         2,984
                                      ---------    ------      -------       --------      --------
Balance at December 31, 1996........  3,246,174     7,082       63,723       $(11,921)     $ 58,884
Net income for the year.............         --        --           --         11,709        11,709
                                      ---------    ------      -------       --------      --------
Balance at December 31, 1997........  3,246,174    $7,082      $63,723       $   (212)     $ 70,593
Net income for the year.............         --        --           --          7,970         7,970
                                      ---------    ------      -------       --------      --------
Balance at December 31, 1998........  3,246,174    $7,082      $63,723       $  7,758      $ 78,563
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

                           PLD ASSET LEASING LIMITED

                              FINANCIAL STATEMENTS

      YEAR ENDED DECEMBER 31, 1997 AND NINE MONTHS ENDED DECEMBER 31, 1996


                                    CONTENTS


                                                              PAGE
                                                              ----
Independent auditors' report................................  F-69
Balance sheet...............................................  F-70
Statements of operations and retained earnings/(deficit)....  F-71
Statements of cash flows....................................  F-72
Notes to the financial statements...........................  F-73

                          INDEPENDENT AUDITORS' REPORT

SHAREHOLDER AND BOARD OF DIRECTORS

PLD ASSET LEASING LIMITED


     We have audited the accompanying balance sheets of PLD Asset Leasing Limited as of December 31, 1997 and 1996, and the related statements of operations and retained earnings/(deficit) and cash flows for the year ended December 31, 1997 and the nine months ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


     In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of PLD Asset Leasing Limited as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997 and the nine months ended December 31, 1996 in conformity with accounting principles generally accepted in the United States.


                                          MOORE STEPHENS
                                          CHARTERED ACCOUNTANTS

Nicosia, Cyprus
May 20, 1998

                           PLD ASSET LEASING LIMITED

                                 BALANCE SHEETS

                        AS AT DECEMBER 31, 1997 AND 1996

                      (EXPRESSED IN UNITED STATES DOLLARS)


                                                              NOTE       1997         1996
                                                              ----    ----------    ---------
ASSETS
  CURRENT:
     Cash...................................................          $   10,482       10,490
     Lease payments receivable-interest.....................   5         782,849           --
     Lease payments receivable-principal....................   5       2,117,954      977,151
                                                                      ----------    ---------
                                                                       2,911,285      987,641
  NON CURRENT:
     Lease payments receivable-principal....................   5       4,483,483    5,624,287
                                                                      ----------    ---------
                                                                      $7,394,768    6,611,928
                                                                      ==========    =========
LIABILITIES & SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES:
     Accounts payable.......................................   6              --    2,065,420
     Taxation payable.......................................              35,739           --
     Accrued liabilities....................................   3           8,281        5,667
     Due to PLD Telekom Inc.................................           6,638,607    4,571,121
                                                                      ----------    ---------
                                                                       6,682,627    6,642,208
SHAREHOLDER'S EQUITY/(DEFICIT)
  CAPITAL STOCK:
     Share capital -- 1,000 ordinary shares of Cy Pds 1 per
       share, issued and fully paid.........................   4           2,140        2,140
                                                                      ----------    ---------
                                                                      ----------    ---------
                                                                           2,140        2,140
Retained earnings/(deficit).................................             710,001      (32,420)
                                                                      ----------    ---------
                                                                         712,141      (30,280)
                                                                      ----------    ---------
                                                                      $7,394,768    6,611,928
                                                                      ==========    =========


             The notes on pages F-73 and F-74 form an integral part
                         of these financial statements

                           PLD ASSET LEASING LIMITED


            STATEMENTS OF OPERATIONS AND RETAINED EARNINGS/(DEFICIT)


      YEAR ENDED DECEMBER 31, 1997 AND NINE MONTHS ENDED DECEMBER 31, 1996

                      (EXPRESSED IN UNITED STATES DOLLARS)


                                                                1997        1996
                                                              --------    --------
REVENUE:
  Finance lease income......................................  $782,849    $     --

OPERATING EXPENSES:
  General and administrative................................     4,681      31,475
  Interest expense..........................................         8         945
                                                              --------    --------
  Total operating expenses..................................     4,689      32,420
                                                              ========    ========
Income/(loss) before income taxes...........................   778,160     (32,420)
Income taxes................................................    35,739          --
                                                              --------    --------
Net income/(loss)...........................................  $742,421     (32,420)
Retained earnings/(deficit), beginning of period............   (32,420)         --
                                                              --------    --------
Retained earnings/(deficit), end of period..................  $710,001    $(32,420)
                                                              ========    ========


             The notes on pages F-73 and F-74 form an integral part
                         of these financial statements

                           PLD ASSET LEASING LIMITED

                            STATEMENTS OF CASH FLOWS

      YEAR ENDED DECEMBER 31, 1997 AND NINE MONTHS ENDED DECEMBER 31, 1996


                      (EXPRESSED IN UNITED STATES DOLLARS)



                                                                 1997           1996
                                                              -----------    -----------
CASH PROVIDED BY/(USED IN):
OPERATIONS:
Net income/(loss)...........................................  $   742,421    $   (32,420)
Non-cash items:
Changes in non-cash working capital.........................   (3,950,719)     1,093,936
                                                              -----------    -----------
                                                               (3,208,298)     1,061,516
INVESTING:
Lease payments receivable...................................    1,140,804     (5,624,287)
                                                              -----------    -----------
                                                                1,140,804     (5,624,287)
FINANCING:
Due to PLD Telekom Inc......................................    2,067,486      4,571,121
Issue of share capital and premium..........................            0          2,140
                                                              -----------    -----------
                                                                2,067,486      4,573,261
                                                              -----------    -----------
(Decrease)/increase in cash and cash equivalents............           (8)        10,490
Cash and cash equivalents, beginning of period..............       10,490              0
                                                              -----------    -----------
Cash and cash equivalents, end of period....................  $    10,482    $    10,490
                                                              ===========    ===========


             The notes on pages F-73 and F-74 form an integral part
                         of these financial statements

                           PLD ASSET LEASING LIMITED

                       NOTES TO THE FINANCIAL STATEMENTS
                               DECEMBER 31, 1997
                      (EXPRESSED IN UNITED STATES DOLLARS)

1.  ACTIVITIES


     The Company has entered into a lease agreement at the end of 1996 to provide telecommunications equipment to ZAO PeterStar, a Russian Company.


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


     Expenses denominated in currencies other than US$ are recorded in the accounting records and stated in the financial statements at the amounts actually converted into US$ at the rate ruling on the transaction date.


     2.4.  FINANCE LEASES


     Leases are recognised in the Company's balance sheet as a receivable equal to the net investment in the lease. Unearned interest income is recognised in the profit and loss at a constant periodic rate of return. Minimum lease payments due within one year are shown as current assets.



3.  ACCRUED LIABILITIES



                                                              1997     1996
                                                              US $     US $
                                                              -----    -----
Professional fees...........................................  8,281    5,667
                                                              =====    =====


4.  SHARE CAPITAL


     The Company's authorized share capital of Cy Pds 1,900,000 is made up of 1,900,000 ordinary shares with a par value of Cy Pds 1 each.


     The Company's issued and fully paid share capital amounts to Cy Pds 1,000 made up of 1,000 ordinary shares of Cy Pds 1 each.

     The amount of US $2,140 represents the equivalent of Cy Pds 1,000 translated at the exchange rate ruling on the date of issue.

                     The above notes form an integral part
                         of these financial statements

                           PLD ASSET LEASING LIMITED

5.  FINANCE LEASES


                                                          1997         1996
                                                          US $         US $
                                                        ---------    ---------
Gross investment in the lease.........................  8,800,000    8,800,000
Unearned interest income..............................  1,415,713    2,198,562
                                                        ---------    ---------
                                                        7,384,287    6,601,438
                                                        =========    =========
Amounts receivable within one year....................  2,900,804      997,151
Amounts receivable after more than one year...........  4,483,483    5,604,287
                                                        ---------    ---------
                                                        7,384,287    6,601,438
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

9.  SECURITIES, PLEDGES AND CHARGES


     a) The Company's shares have been pledged as collateral security in relation to US $123 million of Senior Discount Notes issued by the parent company.


     b) A charge has been established on the Company's receipts from the parent company, fees receivable from subsidiaries and receipts from other leasing companies as collateral for the US $123 million "Senior Discount Notes" issued by the parent company.


     c) An assignment of the Company's lease rental receipts, receivable from ZAO Peterstar amounting to US $8,800,000, has been made.


   All the above described charges, pledges and assignments are in favour of The Bank of New York.

10.  POST BALANCE SHEET EVENTS


     The Company allotted an additional 349,000 ordinary shares to the existing shareholders on May 4, 1998, increasing the issued share capital to Cy Pds 350,000 (nominal value).


                     The above notes form an integral part
                         of these financial statements

                         PLD CAPITAL ASSET (U.S.) INC.

                         INDEX TO FINANCIAL STATEMENTS


                                                              PAGE
                                                              ----
Independent auditors' report................................   F-76
Balance sheet as of December 31, 1998.......................   F-77
Statement of operations for the year ended December 31,
  1998......................................................   F-78
Statement of shareholder's equity for the year ended
  December 31, 1998.........................................   F-79
Statement of cash flows for the year ended December 31,
  1998......................................................   F-80
Notes to financial statements...............................   F-81

                          INDEPENDENT AUDITORS' REPORT

Shareholder and Board of Directors
PLD Capital Asset (U.S.) Inc.:


     We have audited the accompanying balance sheet of PLD Capital Asset (U.S.) Inc. as of December 31, 1998 and the related statements of operations, shareholder's equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


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


     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLD Capital Asset (U.S.) Inc. as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


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


                                          KPMG LLP


New York, New York
March 30, 1999

                         PLD CAPITAL ASSET (U.S.) INC.

                                 BALANCE SHEET

                            AS OF DECEMBER 31, 1998

                          (THOUSANDS OF U.S. DOLLARS)


                                                               1998
                                                              -------
Assets:
  Current:
     Cash and cash equivalents..............................  $    10
     Other receivables and prepaids.........................      228
     Assets held for resale (note 5)........................    3,949
     Due from related parties -- installment sales contracts
      (note 3)..............................................    6,408
                                                              -------
          Total current assets..............................   10,595
  Escrow funds (note 4).....................................      528
  Due from related parties -- installment sales contracts
     (note 3)...............................................    3,806
                                                              -------
          Total assets......................................  $14,929
                                                              =======
Liabilities and Shareholder's Equity:
  Current liabilities:
     Accounts payable and accrued liabilities (note 6)......    1,977
     Due to related parties.................................    5,035
                                                              -------
          Total current liabilities.........................    7,012
  Commitments and contingencies (note 9)
  Shareholder's equity:
     Capital stock (note 7):
  Additional paid-in capital................................    6,641
  Retained earnings.........................................    1,276
                                                              -------
          Total shareholder's equity........................    7,917
                                                              -------
          Total liabilities and shareholder's equity........  $14,929
                                                              =======


                See accompanying notes to financial statements.

                         PLD CAPITAL ASSET (U.S.) INC.

                            STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1998
                          (THOUSANDS OF U.S. DOLLARS)


                                                              1998
                                                              ----
Revenues:
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

                         PLD CAPITAL ASSET (U.S.) INC.

                       STATEMENT OF SHAREHOLDER'S EQUITY
                          YEAR ENDED DECEMBER 31, 1998
                          (THOUSANDS OF U.S. DOLLARS)


                                                                 1998
                                                              -----------
BALANCE, BEGINNING OF YEAR..................................    $  712
Capitalization of loan from PLD Telekom Inc. ...............     6,639
Net income..................................................       566
                                                                ------
BALANCE, END OF YEAR........................................    $7,917
                                                                ======


                See accompanying notes to financial statements.

                         PLD CAPITAL ASSET (U.S.) INC.

                            STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1998
                          (THOUSANDS OF U.S. DOLLARS)


                                                               1998
                                                              -------
Cash provided by/(used in):
  Operations:
     Net income.............................................  $   566
     Non-cash items:
       Increase in deposits.................................     (228)
       Increase in assets held for resale...................   (3,949)
       Change in due from or due to related parties.........    2,205
       Increase in accounts payable and accrued
        liabilities.........................................    1,934
                                                              -------
                                                                  528
  Investing:
     Escrow.................................................     (528)
                                                              -------
                                                                 (528)
                                                              -------
Increase /(decrease) in cash and cash equivalents...........       --
Cash and cash equivalents, beginning of year................       10
                                                              -------
Cash and cash equivalents, end of year......................  $    10
                                                              =======


                See accompanying notes to financial statements.

                         PLD CAPITAL ASSET (U.S.) INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

(1)  BUSINESS AND OPERATIONS


     PLD Capital Asset (U.S.) Inc. ("PLDCA" or "the Company") was incorporated on March 24, 1998 under the laws of the State of Delaware and is a wholly-owned subsidiary of PLD Telekom Inc. ("PLD" or the "Parent"). The Company was formed as a special purpose subsidiary to enter into installment sales agreements in respect of certain telecommunications equipment required by PLD's operating subsidiaries located in Russia and Kazakhstan. During 1998, PLDCA assumed the assets, liabilities and business of PLD Asset Leasing Limited (PLDAL). PLDCA has recorded such assets and liabilities at the historical cost of PLDAL and has reflected the results of operations of PLDAL from January 1, 1998 until June 30, 1998, the date of transfer, since the entities were under common control. PLDAL is a Cypriot company wholly owned by the Parent, which existed to enter into lease agreements with related companies. PLDAL is presently inactive and it is the intention of the Parent to dissolve PLDAL.


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


  (g) Comprehensive Income



     SFAS 130 "Reporting Comprehensive Income" was issued in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognised under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 as of January 1, 1998. For the year ended December 31, 1998, comprehensive income was equal to net income reported in the statement of operations. As SFAS 130 only requires additional disclosures in the Company's financial statements, its adoption did not have any impact on the Company's financial portion or results of operations.


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
                                                              =======

                         PLD CAPITAL ASSET (U.S.) INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

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

                         PLD CAPITAL ASSET (U.S.) INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

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


     During 1998, a loan from PLD amounting to $6,600,000 was contributed to capital.

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
                                                              =======    =======

        See accompanying notes to the consolidated financial statements

                       TECHNOCOM LIMITED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                      (THOUSANDS OF UNITED STATES DOLLARS)


                                                               1998       1997     1996
                                                              -------    ------    -----
                                                                US$       US$       US$
REVENUES:
     Telecommunications.....................................   20,506    19,024    3,302
     Finance lease income...................................    1,674     1,956    1,404
                                                              -------    ------    -----
          TOTAL REVENUES....................................   22,180    20,980    4,706
OPERATING EXPENSES:
     Direct costs (excludes depreciation)...................   11,156    13,034    2,487
     General and administrative.............................   14,856     8,739    2,383
     Depreciation...........................................    3,665     2,561      138
     Amortization...........................................    5,968       281       10
     Other expenses and taxes...............................       --        --      125
                                                              -------    ------    -----
          TOTAL OPERATING EXPENSES..........................   35,645    24,615    5,143
OPERATING LOSS..............................................  (13,465)   (3,635)    (437)
OTHER INCOME/(EXPENSES):
     Share of losses of equity investments (note 3).........     (604)     (677)    (359)
     Interest income........................................      151       607    1,233
     Interest expense.......................................     (242)   (1,126)    (589)
     Other expense..........................................     (790)       --       --
     Foreign exchange loss..................................   (1,470)       --       --
                                                              -------    ------    -----
LOSS BEFORE TAXATION AND MINORITY INTEREST..................  (16,420)   (4,831)    (152)
Income taxes (note 11)......................................      356      (273)    (104)
                                                              -------    ------    -----
Loss before minority interest...............................  (16,064)   (5,104)    (256)
Minority interest...........................................       --       638      (19)
                                                              -------    ------    -----
NET LOSS....................................................  (16,064)   (4,466)    (275)
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
                                                              =======    ======    ======

        See accompanying notes to the consolidated financial statements

                       TECHNOCOM LIMITED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                      (THOUSANDS OF UNITED STATES DOLLARS)


                                                               1998       1997       1996
                                                              -------    -------    -------
                                                                US$        US$        US$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  (16,064)    (4,466)      (275)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Provision for loss on lease receivable....................    3,203         --         --
  Depreciation and amortization.............................    9,633      2,842        148
  Share of loss of equity investments.......................      604        677        359
  Minority interest.........................................       --       (638)        19
  Other.....................................................      200        337         --
Changes in operating assets and liabilities:
  Increase/(decrease) in trade receivables..................      548      1,019       (270)
  Increase/(decrease) in other receivables..................      422     (2,263)     2,455
  Changes in due from/to related parties....................     (585)    (2,440)     2,052
  (Decrease)/increase in accounts payable...................     (199)     3,104        (29)
  (Decrease)/increase in accrued liabilities................     (833)    (1,713)     3,440
                                                              -------    -------    -------
NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES.........   (3,071)    (3,541)     7,899
CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease)/increase in bank indebtedness....................   (2,516)   (15,829)     7,951
Related party financing.....................................    7,842     12,886      4,757
Proceeds from issuance of preferred shares..................       --         --     20,000
                                                              -------    -------    -------
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES.........    5,326     (2,943)    32,708
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................   (5,793)   (16,567)   (20,766)
Investment in Technopark, net of cash acquired..............       --         --     (2,866)
Investment in Teleport, net of cash acquired................       --         --     (2,133)
Other investments and assets................................     (743)      (275)       491
                                                              -------    -------    -------
NET CASH USED IN INVESTING ACTIVITIES.......................   (6,536)   (16,842)   (25,274)
                                                              -------    -------    -------
(Decrease)/increase in cash.................................   (4,281)   (23,326)    15,333
Cash at beginning of year...................................    4,671     27,997     12,664
                                                              -------    -------    -------
Cash at end of year.........................................      390      4,671     27,997
                                                              =======    =======    =======
SUPPLEMENTAL DISCLOSURES
  Non-cash financing activity: supplier financing...........       --      3,327         --
                                                              =======    =======    =======
Income taxes paid...........................................       --         --        238
                                                              =======    =======    =======
Interest paid...............................................      211      1,126        589
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

  (g) Net investment in finance leases


     The total net investment in finance leases included in the balance sheet represents total lease payments receivable, net of unearned interest income relating to future accounting periods. Unearned interest income is allocated to accounting periods so as to give a constant rate of return on the net investment in the lease.


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

     Significant amounts owed to/from related parties consisted of the following:

                                                               1998      1997
                                                              ------    ------
                                                               US$       US$
AMOUNTS OWED TO:
  Current:
     PLD Telekom Inc........................................  16,056    17,918
     Lanstone Enterprises Limited...........................   3,185     3,174
     PLD Management Services Limited........................     727       482
     PLD loan interest account..............................     790        --
     Rosh Group of Companies................................     136        --
     MTR-Sviaz..............................................     184        --
     Other current..........................................     543       293
                                                              ------    ------
          Total current.....................................  21,621    21,867
                                                              ======    ======
  Non-current: other........................................   8,000       336
                                                              ======    ======

     Non-current: other in 1998 relates to an intercompany loan payable to PLD. Such loan is repayable on April 20, 2001.


                                                               1998      1997
                                                              ------    ------
                                                               US$       US$
AMOUNTS OWED FROM:
  Current:
     MTR-Sviaz..............................................   4,691     2,459
     Lanstone Enterprises Limited...........................   2,864     2,240
     ECI....................................................     204        --
     Finance lease receivable...............................      --       875
     Others.................................................     403        17
                                                              ------    ------
          Total.............................................   8,162     5,591
                                                              ======    ======
  Non-current: finance lease receivable.....................   1,752     2,253
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

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                      (THOUSANDS OF UNITED STATES DOLLARS)


                                                                 1998       1997      1996
                                                                -------    ------    ------
Telecommunications revenues.................................    $39,548    30,012    19,305
Operating expenses:
  Direct costs (excludes depreciation)(note 6)..............      8,076     6,873     5,376
  General and administrative (note 6).......................      9,709     7,501     4,387
  Management fees (note 6)..................................      1,649     1,155       885
  Depreciation and amortization.............................      6,267     5,325     4,133
  Taxes other than income tax...............................        533       379       354
                                                                -------    ------    ------
          Total operating expenses..........................     26,234    21,233    15,135
                                                                -------    ------    ------
Operating income............................................     13,314     8,779     4,170
Other income/(expense):
  Interest and other income.................................        151       249       203
  Foreign exchange loss.....................................       (375)     (242)     (341)
                                                                -------    ------    ------
     Net income before income
       taxes and minority interest..........................     13,090     8,786     4,032
Income taxes (note 8).......................................      5,916     3,648     1,547
                                                                -------    ------    ------
     Net income before minority interest....................      7,174     5,138     2,485
Minority interest...........................................      4,613     3,611     1,878
                                                                -------    ------    ------
Net income..................................................    $ 2,561     1,527       607
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

     As noted in its annual report on Form 10-K, PLD does not presently have sufficient funds on hand to meet its current debt obligations. The Company is a guarantor of such obligations. While management of PLD believe that, as long as progress towards settlement of such obligations is being made, the holders of such debt will agree to payment deferrals beyond the present due date of April 30, 1999, there can be no assurance that

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED the holders will grant such deferrals or that they will not demand payment in full of the obligations. PLD's failure to make payment in full could result in a claim being made against the Company under its guarantee and a cross-default under and acceleration of the senior discount notes and convertible subordinated notes for which the Company also serves as a guarantor. These factors raise substantial doubt about the Company's ability to continue as a going concern.


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