Form 10-Q/A
period 1999-03-31
PLD TELEKOM INC
filed 1999-08-31
CIK 890568

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

                               (AMENDMENT NO. 2)

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

                                PLD TELEKOM INC.

                                     INDEX

                                                              PAGE
                                                              ----

PART I FINANCIAL INFORMATION

  Item 1. Financial Statements

     PLD Telekom Inc.
       Consolidated Condensed Balance Sheets as of March 31,
        1999 (Unaudited) and December 31, 1998..............    3
       Consolidated Condensed Statements of Operations
        (Unaudited) for the three months ended March 31,
        1999 and 1998.......................................    4
       Consolidated Condensed Statements of Cash Flows
        (Unaudited) for the three months ended March 31,
        1999 and 1998.......................................    5
       Notes to Consolidated Condensed Financial Statements
        (Unaudited) for the three months ended March 31,
        1999................................................    6

     Baltic Communications Limited
       Condensed Balance Sheets as of March 31, 1999
        (Unaudited) and December 31, 1998...................   13
       Condensed Statements of Operations (Unaudited) for
        the three months ended March 31, 1999 and 1998......   14
       Condensed Statements of Cash Flows (Unaudited) for
        the three months ended March 31, 1999 and 1998......   15
       Notes to Condensed Financial Statements (Unaudited)
        for the three months ended March 31, 1999...........   16

     NWE Capital (Cyprus) Ltd.
       Consolidated Condensed Balance Sheets as of March 31,
        1999 (Unaudited) and December 31, 1998..............   19
       Consolidated Condensed Statements of Operations
        (Unaudited) for the three months ended March 31,
        1999 and 1998.......................................   20
       Consolidated Condensed Statements of Cash Flows
        (Unaudited) for the three months ended March 31,
        1999 and 1998.......................................   21
       Notes to the Consolidated Condensed Financial
        Statements (Unaudited) for the three months ended
        March 31, 1999......................................   22

     PLD Capital Asset (U.S.) Inc.
       Condensed Balance Sheets as of March 31, 1999
        (Unaudited) and December 31, 1998...................   25
       Condensed Statements of Operations (Unaudited) for
        the three months ended March 31, 1999 and 1998......   26
       Condensed Statements of Cash Flows (Unaudited) for
        the three months ended March 31, 1999 and 1998......   27
       Notes to Condensed Financial Statements (Unaudited)
        for the three months ended March 31, 1999...........   28

     Technocom Limited and Subsidiaries
       Consolidated Condensed Balance Sheets as of March 31,
        1999 (Unaudited) and December 31, 1998..............   31
       Consolidated Condensed Statements of Operations
        (Unaudited) for the three months ended March 31,
        1999 and 1998.......................................   32
       Consolidated Condensed Statements of Cash Flows
        (Unaudited) for the three months ended March 31,
        1999 and 1998.......................................   33
       Notes to the Consolidated Condensed Financial
        Statements (Unaudited) for the three months ended
        March 31, 1999......................................   34

                                                              PAGE
                                                              ----
     Wireless Technology Corporations Limited
       Consolidated Condensed Balance Sheets as of March 31,
        1999 (Unaudited) and December 31, 1998..............   38
       Consolidated Condensed Statements of Operations
        (Unaudited) for the three months ended March 31,
        1999 and 1998.......................................   39
       Consolidated Condensed Statements of Cash Flows
        (Unaudited) for the three months ended March 31,
        1999 and 1998.......................................   40
       Notes to the Consolidated Condensed Financial
        Statements (Unaudited) for the three months ended
        March 31, 1999......................................   41

  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   43

PART II OTHER INFORMATION

  Item 2. Changes in Securities and Use of Proceeds.........   55

  Item 6. Exhibits and Reports on Form 8-K..................   55



     PLD TELEKOM INC. HEREBY AMENDS ITS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 17, 1999, AS AMENDED BY THE QUARTERLY REPORT ON FORM 10-Q/A (AMENDMENT NO. 1) FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 24, 1999.

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                PLD TELEKOM INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998


                                                                MARCH 31           DECEMBER 31
                                                                  1999                 1998
                                                              -------------        ------------
                                                               (IN THOUSANDS, EXCEPT SHARE AND
                                                                       PER SHARE DATA)
                                            ASSETS
Current assets:
  Cash and cash equivalents.................................    $     5,683         $   4,579
  Trade receivables, net of allowances......................         12,867            14,905
  Other receivables and prepaids............................          5,159             4,609
  Inventory.................................................          4,113             4,152
  Due from related parties..................................          8,684             9,152
                                                                -----------         ---------
          Total current assets..............................         36,506            37,397
Escrow funds................................................         16,419            14,908
Property and equipment, net.................................        169,647           168,937
Telecommunications licenses, net............................         74,606            77,359
Due from related parties....................................             --             2,011
Other investments...........................................          8,361             5,183
Goodwill, net...............................................         35,866            36,368
Other assets................................................          8,509             9,945
                                                                -----------         ---------
          Total assets......................................    $   349,914         $ 352,108
                                                                ===========         =========
                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.....................................         20,624            18,124
  Accounts payable..........................................         11,349            10,293
  Accrued liabilities.......................................          5,701             3,996
  Accrued interest..........................................          7,676               467
  Taxes payable.............................................          5,148             3,664
  Due to related parties....................................          4,172             4,639
  Deferred revenues.........................................          2,422             2,869
  Customer deposits.........................................          4,162             4,271
  Current portion of long-term debt.........................          4,476             5,073
                                                                -----------         ---------
          Total current liabilities.........................         65,730            53,396
Long-term debt..............................................        149,384           151,814
Minority interest...........................................         22,600            22,021
Shareholders' equity:
  Preferred stock, par value $0.01 per share,
     authorized -- 100,000,000, issued and
     outstanding -- 446,884.................................              4                 4
  Common stock, par value $0.01 per share,
     authorized -- 100,000,000, issued and
     outstanding -- 37,846,789..............................            378               378
  Additional paid-in capital................................        245,279           244,419
  Accumulated deficit.......................................       (133,461)         (119,924)
                                                                -----------         ---------
          Total shareholders' equity........................        112,200           124,877
                                                                -----------         ---------
          Total liabilities and shareholders' equity........    $   349,914         $ 352,108
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

                                PLD TELEKOM INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                     THREE MONTHS
                                                                    ENDED MARCH 31
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
Revenues:
  Telecommunications........................................  $    28,716    $    34,719
  Finance lease income......................................          638            447
                                                              -----------    -----------
                                                                   29,354         35,166
Operating expenses:
  Direct costs (excludes depreciation)......................        8,403         10,796
  General and administrative................................       13,154          9,700
  Depreciation..............................................        4,829          3,099
  Amortization..............................................        3,319          2,692
  Taxes other than income taxes.............................        1,525          1,680
                                                              -----------    -----------
                                                                   31,230         27,967
                                                              -----------    -----------
     Operating (loss)/income................................       (1,876)         7,199
Other income/(expense):
  Share of loss from equity investments.....................         (341)          (210)
  Interest and other income.................................          259            871
  Interest expense..........................................       (6,971)        (5,190)
  Amortization of deferred financing costs..................         (299)          (401)
  Foreign exchange loss.....................................         (454)          (116)
  Loss on disposal of investments and property and
     equipment..............................................          (33)            --
                                                              -----------    -----------
     (Loss)/earnings before income taxes and minority
      interest..............................................       (9,715)         2,153
  Income taxes..............................................        2,643          2,997
                                                              -----------    -----------
     Loss before minority interest..........................      (12,358)          (844)
Minority interest...........................................        1,179          3,665
                                                              -----------    -----------
     Net loss...............................................  $   (13,537)   $    (4,509)
                                                              ===========    ===========
Net loss per common share:
  Basic.....................................................  $     (0.36)   $     (0.14)
                                                              ===========    ===========
  Diluted...................................................  $     (0.36)   $     (0.14)
                                                              ===========    ===========
Weighted average common shares outstanding..................   37,846,789     33,324,290
                                                              ===========    ===========


     See accompanying notes to consolidated condensed financial statements.

                                PLD TELEKOM INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                1999         1998
                                                              --------      -------
Cash flows from operating activities:
  Net loss..................................................  $(13,537)     $(4,509)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization..........................     8,447        6,192
     Share of loss of equity investments....................       341          210
     Non-cash interest expense..............................     5,555        3,964
     Deferred revenues......................................      (447)        (811)
     Minority interest......................................     1,179        3,665
     Other..................................................       118           --
     Changes in operating assets and liabilities, net of
      effects of acquisitions:
       Decrease/(increase) in trade receivables, net of
        allowances..........................................     2,038          (96)
       Increase in other receivables and prepaids...........      (550)      (1,556)
       Decrease/(increase) in inventory.....................        39         (176)
       Change in due from or to related parties.............         1         (720)
       Increase/(decrease) in accounts payable, accrued
        liabilities, customer deposits, taxes payable and
        other current liabilities...........................     5,022         (668)
                                                              --------      -------
          Net cash provided by operating activities.........     8,206        5,495
Cash flows from investing activities:
  Capital expenditures......................................    (5,539)      (5,894)
  Escrow funds..............................................    (1,511)        (449)
  Investments and other assets..............................      (435)       1,164
                                                              --------      -------
          Net cash used in investing activities.............    (7,485)      (5,179)
Cash flows from financing activities:
  Loans from shareholders...................................     2,500           --
  Long-term debt repayments.................................    (1,517)        (427)
  Cash dividends paid to minority shareholders..............      (600)          --
                                                              --------      -------
          Net cash provided by/(used in) financing
            activities......................................       383         (427)
                                                              --------      -------
Increase/(decrease) in cash and cash equivalents............     1,104         (111)
Cash and cash equivalents, beginning of period..............     4,579       17,256
                                                              --------      -------
Cash and cash equivalents, end of period....................  $  5,683      $17,145
                                                              ========      =======
Supplemental disclosures:
     Non-cash investing and financing activities:
       Supplier financing...................................  $     --      $ 1,363
                                                              ========      =======
  Interest paid.............................................  $    703      $   532
                                                              ========      =======
  Income taxes paid.........................................  $  1,925      $ 2,885
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


  Going Concern


     The Company has suffered recurring losses and has a working capital deficiency. Additionally, the Company has $13.42 million of Series A and Series B revolving credit notes (the "Revolving Credit Notes") due to The Travelers Insurance Company and The Travelers Indemnity Company (hereinafter defined as the "Travelers Parties") outstanding. $1.1 million of the Revolving Credit Notes were due to have been repaid by September 30, 1998 and the remaining $12.32 million were due to have been repaid by December 31, 1998. The Travelers Parties have given the Company a series of payment deferrals since December 31, 1998 with respect to the Revolving Credit Notes, the last of which was given on May 10, 1999 and defers payment of the notes to May 31, 1999. The Company does not presently have sufficient funds on hand to make such payments and management is actively engaged in pursuing ways to settle the Company's obligations to the Travelers Parties. In this context, the Company is currently exploring a range of financing alternatives. Historically, sources of financing have included private placements of common and preferred shares and debt, asset and investment sales, shareholder loans and bank lines of credit supported by shareholder guarantees. While management believes that, as long as progress towards settlement of such obligations is being made, the Travelers Parties will be willing to agree to additional payment deferrals, there can be no assurance that they will not demand payment in full of the Series A and Series B notes. The Company's failure to make payment in full could result in a cross-default under and acceleration of the Company's Senior Discount Notes and Convertible Subordinated Notes, which have an aggregate principal amount of $149.5 million. This in turn could require the Company to resort to extraordinary measures, including making sales of assets under distressed conditions or ultimately seeking the protection of the bankruptcy courts.



     In addition, should the minority shareholders in Technocom Limited ("Technocom"), who have the right to put their Technocom shares to the Company from mid-1999 onwards, elect to exercise these rights, then the Company's inability to meet its obligations would be exacerbated. The Company is engaged in efforts to address this issue, including through reaching some accommodation with the minority shareholders regarding their put options. In the event that no solution can be found, then this in turn could require the Company to resort to extraordinary measures as outlined above.


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



     (d) New pronouncements. The American Institute of Certified Public Accountants issued Statement of Position No. 98-1 (SOP 98-1) "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Statement of Position No. 98-5 (SOP 98-5) "Reporting on the Costs of Start-Up Activities" in 1998. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company was required to adopt both new statements in the first quarter of 1999. The adoption of these statements did not have a material effect on the Company's consolidated condensed financial statements.



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

(4) LONG-TERM DEBT AND SHORT-TERM BORROWINGS


     Under the terms of the Company's $123.0 million Senior Discount Note offering in June 1996, the Company was required to raise $20.0 million in an equity financing by May 31, 1998. The Company did not do so, and as a result the interest rate on the Senior Discount Notes increased from 14% to 14.5% as of June 1, 1998, and will remain at 14.5% until the end of the semi-annual interest period in which such an offering is completed. The first semi-annual cash payment of interest on the Company's 14% Senior Discount Notes,

                                PLD TELEKOM INC.

amounting to $8.9 million, will come due on June 1, 1999. The Company currently expects to pay most, if not all, of this out of funds in the escrow account established in respect of these notes.


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



     The Company made the required payments due with respect to the Series B Notes on July 31 and August 31 and by agreement with the holders of the Series B Notes, the final payment of $1.1 million due on September 30 was deferred to December 31, 1998. Payment of this amount was guaranteed by News America Inc. ("News"), which owns approximately 38% of the Company's Common Stock.



     By agreement with the holders of the Series A and Series B Notes, the $1.0 million required payments due on the Series A Notes on October 31 and November 30 were also deferred to December 31, 1998, and these amounts were also guaranteed by News.



     In addition to the required amortization payments called for under the terms of the Revolving Credit Notes, the Company did not effect certain voluntary amortization (or "targeted reduction in commitment") payments in respect of the Revolving Credit Notes of $0.5 million on July 31, $0.5 million on August 31, $1.0 million on September 30, $1.5 million on October 31 and $1.5 million on November 30, 1998, which resulted in the issuance of a total of 182,000 warrants to the Travelers Parties to acquire shares of Common Stock of the Company at an exercise price of $8.625 per share (the "Additional Warrants").



     On December 31, 1998 the Series A Notes and the amounts deferred under the Series B Notes would have matured and the balance due would have become payable in full. Taking into account the amounts deferred, the total that would have been due under the Series A and Series B Notes as of that date was $13.42 million, of which $3.1 million was guaranteed by News as described above.



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

                                PLD TELEKOM INC.

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


     (c) At March 31, 1999, PeterStar had commitments of approximately $1.5 million related to the acquisition of telecommunications equipment. The PeterStar supply contracts provide for financing of these amounts over approximately five years.


     (d) Teleport-TP currently utilizes capacity on three Intelsat satellites for the provision of its international and domestic long distance services, pursuant to rolling fifteen year contracts with Intelsat. These agreements require quarterly payments of $1.3 million for the remainder of their terms.


     (e) The Company periodically guarantees certain obligations of its subsidiaries. As of March 31, 1999, the only guarantee that is currently outstanding is to Siemens in the amount of $1.5 million relating to equipment purchased by Technocom.


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

                                PLD TELEKOM INC.

     A summary of the Company's operations by segment is as follows:


                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                1999           1998
                                                              ---------    ------------
                                                                   (IN THOUSANDS)
Revenues:
  PeterStar.................................................  $ 13,905       $17,469
  Technocom.................................................     4,384         5,824
  ALTEL.....................................................     7,921         9,549
  BCL.......................................................     2,421         2,324
  Other.....................................................       723            --
                                                              --------       -------
          Total revenues....................................  $ 29,354       $35,166
                                                              ========       =======

Earnings/(loss) before income taxes and minority interest:
  PeterStar.................................................  $  3,599       $ 7,358
  Technocom.................................................    (4,273)           25
  ALTEL.....................................................     1,526         3,346
  BCL.......................................................       173           244
  Corporate.................................................   (11,085)       (9,008)
  Other.....................................................       345           188
                                                              --------       -------
          Total earnings/(loss) before income taxes and
            minority interest...............................  $ (9,715)      $ 2,153
                                                              ========       =======


                                                                AS OF         AS OF
                                                              MARCH 31,    DECEMBER 31,
                                                                1999           1998
                                                              ---------    ------------
Total assets:
  PeterStar.................................................  $132,587       $132,814
  Technocom.................................................   104,280        106,055
  ALTEL.....................................................    58,769         59,008
  BCL.......................................................     7,162          6,883
  Corporate.................................................    35,297         36,491
  Other.....................................................    11,819         10,857
                                                              --------       --------
          Total assets......................................  $349,914       $352,108
                                                              ========       ========

                                PLD TELEKOM INC.

     A summary of the Company's operations by geographic region is as follows:


                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                1999           1998
                                                              ---------    ------------
                                                                   (IN THOUSANDS)
Revenues:
  Russia....................................................   $20,794       $25,617
  Kazakhstan................................................     7,921         9,549
  Other.....................................................       639            --
                                                               -------       -------
          Total revenues....................................   $29,354       $35,166
                                                               =======       =======

Earnings/(loss) before income taxes and minority interest:
  Russia....................................................   $  (597)      $ 7,627
  Kazakhstan................................................     1,526         3,346
  North America.............................................   (10,344)       (8,820)
  Other.....................................................      (300)           --
                                                               -------       -------
          Total earnings/(loss) before income taxes and
            minority interest...............................   $(9,715)      $ 2,153
                                                               =======       =======


                                                                AS OF         AS OF
                                                              MARCH 31,    DECEMBER 31,
                                                                1999           1998
                                                              ---------    ------------
Total assets:
  Russia....................................................  $246,526       $249,658
  Kazakhstan................................................    58,769         59,008
  North America.............................................    40,213         38,793
  Other.....................................................     4,406          4,649
                                                              --------       --------
          Total assets......................................  $349,914       $352,108
                                                              ========       ========


(7) RESTATEMENT



     The Company has restated its consolidated interest expense for the three months ended March 31, 1999, in order to reflect additional interest of $0.7 million related to the beneficial conversion feature of two notes issued to News America Inc. during the quarter. The effect of this restatement has been to increase consolidated interest expense from $6.2 million to $7.0 million and net loss per share from $0.34 to $0.36.

                         BALTIC COMMUNICATIONS LIMITED

                         CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)

                         BALTIC COMMUNICATIONS LIMITED


                            CONDENSED BALANCE SHEETS

                MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998


                                                              MARCH 31,     DECEMBER 31,
                                                                 1999           1998
                                                              ----------    ------------
ASSETS
Current assets:
  Cash......................................................  $  210,412     $  266,076
  Trade receivables, net of allowance.......................   1,195,590        995,919
  Due from related parties..................................     726,715        531,998
  Prepayments...............................................      82,088         80,800
  Prepaid taxes.............................................      99,375        171,759
  Inventory.................................................      93,351         76,025
                                                              ----------     ----------
          Total current assets..............................   2,407,531      2,122,577
Property and equipment, net.................................   4,659,983      4,668,005
Investments.................................................       8,000          8,000
Intangible assets, net......................................      86,849         84,052
                                                              ----------     ----------
          Total assets......................................  $7,162,363     $6,882,634
                                                              ==========     ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Accounts payable..........................................   1,710,345      1,510,134
  Accrued liabilities.......................................     131,549         87,177
  Deferred revenues.........................................       3,841          4,019
  Taxes payable.............................................      78,115        100,211
  Deferred income tax liability.............................          --         30,706
  Due to related parties....................................     940,826        932,646
  Customer deposits.........................................      26,234         26,234
                                                              ----------     ----------
          Total current liabilities.........................   2,890,910      2,691,127
                                                              ----------     ----------
Shareholder's equity:
  Common stock..............................................   2,183,000      2,183,000
  Retained earnings.........................................   2,088,453      2,008,507
                                                              ----------     ----------
          Total shareholder's equity........................   4,271,453      4,191,507
                                                              ----------     ----------
          Total liabilities and shareholder's equity........  $7,162,363     $6,882,634
                                                              ==========     ==========


           See accompanying notes to condensed financial statements.

                         BALTIC COMMUNICATIONS LIMITED


                       CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998


                                                                 1999          1998
                                                              ----------    ----------
Revenues:
  Telecommunications revenues...............................  $2,375,629    $2,317,186
  Other non-telecommunications revenues.....................      45,531         7,237
                                                              ----------    ----------
  Total revenues............................................   2,421,160     2,324,423
Operating expenses:
  Direct costs (excludes depreciation)......................   1,353,933     1,144,386
  General and administrative................................     603,988       721,468
  Depreciation..............................................     149,840       143,927
  Amortization..............................................       7,895         3,275
  Taxes other than income taxes.............................      51,382       118,071
                                                              ----------    ----------
          Total operating expenses..........................   2,167,038     2,131,127
                                                              ----------    ----------
          Operating income..................................     254,122       193,296
Other income/(expense):
  Interest income...........................................         586           528
  Foreign exchange (loss)/gain..............................     (82,044)       50,072
                                                              ----------    ----------
          Income before income taxes........................     172,664       243,896
Income taxes................................................      92,718        62,561
                                                              ----------    ----------
          Net income........................................  $   79,946    $  181,335
                                                              ==========    ==========


           See accompanying notes to condensed financial statements.

                         BALTIC COMMUNICATIONS LIMITED


                       CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998


                                                                1999         1998
                                                              ---------    ---------
Cash flows from operating activities:
Net income..................................................  $  79,946    $ 181,335
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation..............................................    149,840      143,927
  Amortization..............................................      7,895        3,275
  Loss on disposal of property and equipment................         56           18
Changes in operating assets and liabilities:
  Increase in trade receivables.............................   (199,671)    (242,603)
  (Increase)/decrease in prepayments........................     (1,288)       8,133
  Increase in inventory.....................................    (17,326)     (45,692)
  Decrease/(increase) in prepaid taxes......................     72,384      (88,264)
  Change in due from/to related parties.....................   (186,537)    (254,288)
  Decrease in deferred revenues.............................       (178)        (119)
  Decrease in customer deposits.............................         --         (500)
  Decrease in taxes payable.................................    (22,096)     (20,558)
  Increase in accrued liabilities...........................     44,372       19,794
  Decrease in deferred income tax liability.................    (30,706)          --
  Increase in accounts payable..............................    200,211      412,268
                                                              ---------    ---------
     Net cash provided by operating activities..............     96,902      116,726
                                                              ---------    ---------
Cash flows from investing activities:
  Capital expenditures......................................   (152,566)     (97,528)
                                                              ---------    ---------
     Net cash used in investing activities..................   (152,566)     (97,528)
                                                              ---------    ---------
     (Decrease)/increase in cash............................    (55,664)      19,198
Cash at beginning of period.................................    266,076      241,949
                                                              ---------    ---------
Cash at end of period.......................................  $ 210,412    $ 261,147
                                                              =========    =========
Supplementary disclosures:
Income taxes paid...........................................  $  13,740    $ 177,575
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



     The Company's parent is PLD Telekom Inc. ("PLD"). The parent's investment in the Company has been pushed down into the Company's financial statements and allocated to fixed assets. The Company's balance sheets at December 31, 1998 and at March 31, 1999 reflect the effect of this push down accounting treatment.


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



     As noted in its annual report on Form 10-K, PLD does not presently have sufficient funds on hand to pay the indebtedness to the Travelers Parties which is currently due on May 31, 1999. While management of PLD believes that, as long as progress towards settlement of such obligations is being made, the holders of such debt will agree to payment deferrals beyond the present due date of May 31, 1999, there can be no assurance that the Travelers Parties will grant such deferrals or that they will not demand payment in full of the obligations. PLD's failure to make payment in full could result in a claim being made against the Company under its guarantee and a cross-default under and acceleration of the senior discount notes and convertible subordinated notes for which the Company also serves as a guarantor. These factors raise substantial doubt about the Company's ability to continue as a going concern.


(4) COMPREHENSIVE INCOME


     For the three months ended March 31, 1999 and 1998, comprehensive income was equal to net income reported on the condensed statement of operations.


(5) ACCOUNTING PRONOUNCEMENTS


     The American Institute of Certified Public Accountants issued Statement of Position No. 98-1 (SOP 98-1) "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Statement of Position No. 98-5 (SOP 98-5) "Reporting on the Costs of Start-Up Activities" in 1998. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company was required to adopt both new statements in the first quarter of 1999. The adoption of these statements did not have a material effect on the Company's condensed financial statements.

                           NWE CAPITAL (CYPRUS) LTD.

                  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)

                           NWE CAPITAL (CYPRUS) LTD.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998


                                                                MARCH 31,         DECEMBER 31,
                                                                   1999               1998
                                                              --------------      -------------
                                                                 (THOUSANDS OF U.S. DOLLARS
                                                              EXCEPT SHARE AND PER SHARE DATA)
                                            ASSETS
Current assets:
  Cash and cash equivalents.................................     $  3,913           $  2,816
  Trade receivables, net of allowances......................        9,354             11,260
  Other receivables and prepaids............................        1,540              2,024
  Inventory.................................................        4,019              4,076
                                                                 --------           --------
          Total current assets..............................       18,826             20,176
Property and equipment, net.................................      108,075            106,542
Telecommunications licenses, net............................       36,390             37,663
Other receivables...........................................           --              2,012
Goodwill, net...............................................        1,311              1,365
Other assets and investments................................        3,439                410
                                                                 --------           --------
          Total assets......................................     $168,041           $168,168
                                                                 ========           ========

                             LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Accounts payable..........................................        1,819              1,980
  Accrued liabilities.......................................        4,834              2,640
  Advances from other group companies.......................       33,058             33,988
  Due to related parties....................................          386                462
  Customer deposits and advances............................        6,550              7,109
  Current portion of long term debt.........................        2,556              3,479
                                                                 --------           --------
          Total current liabilities.........................       49,203             49,658
                                                                 --------           --------
Long-term debt..............................................        6,831              7,165
Due to related parties......................................        3,910              4,669
Minority interest...........................................       28,959             28,113
Commitments and contingencies
Shareholder's equity:
  Common stock, par value CYL1 per share. Authorized
     3,246,174 shares in 1999 and 1998; issued and
     outstanding 3,246,174 shares in 1999 and 1998..........        7,082              7,082
  Contributed surplus.......................................       63,723             63,723
  Accumulated surplus.......................................        8,333              7,758
                                                                 --------           --------
          Total shareholder's equity........................       79,138             78,563
                                                                 --------           --------
          Total liabilities and shareholder's equity........     $168,041           $168,168
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

                           NWE CAPITAL (CYPRUS) LTD.

          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                          (THOUSANDS OF U.S. DOLLARS)


                                                                 THREE MONTHS
                                                               ENDED MARCH 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Telecommunications revenues.................................  $21,909    $27,100
Operating expenses:
  Direct costs (excludes depreciation)......................    4,165      7,445
  General and administrative................................    7,034      5,246
  Management fees...........................................      344        400
  Depreciation..............................................    3,334      2,075
  Amortization..............................................    1,326      1,234
  Taxes other than income taxes.............................      730        925
                                                              -------    -------
          Total operating expenses..........................   16,933     17,325
                                                              -------    -------
          Operating income..................................    4,976      9,775
Other income/(expense):
  Interest and other income.................................       54        536
  Interest on long-term debt................................     (220)      (229)
  Foreign exchange loss.....................................     (395)      (110)
                                                              -------    -------
          Income before income taxes and minority
           interest.........................................    4,415      9,972
Income taxes................................................    2,394      2,510
                                                              -------    -------
          Income before minority interest...................    2,021      7,462
Minority interest...........................................    1,446      3,735
                                                              -------    -------
          Net income........................................  $   575    $ 3,727
                                                              =======    =======


     See accompanying notes to condensed consolidated financial statements.

                           NWE CAPITAL (CYPRUS) LTD.

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                          (THOUSANDS OF U.S. DOLLARS)


                                                               1999       1998
                                                               ----       ----
Cash flows from operating activities:
  Net income................................................  $   575    $ 3,727
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    4,660      3,309
     Minority interest......................................    1,446      3,735
     Changes in operating assets and liabilities:
       Decrease in accounts receivable......................    1,906        709
       Decrease/(increase) in other receivables and
        prepaids............................................      484     (2,437)
       Decrease/(increase) in inventory.....................       57       (105)
       Change in amounts due from and to related parties....      (76)       203
       Decrease in customer deposits and advances...........     (559)      (632)
       Increase in accounts payable and accrued
        liabilities.........................................    2,033      2,272
       Decrease in intercompany advances....................      (78)        --
                                                              -------    -------
          Net cash provided by operating activities.........   10,448     10,781
Cash flows from investing activities:
  Capital expenditures......................................   (4,867)    (4,459)
  Other investments and assets..............................   (1,016)      (109)
                                                              -------    -------
          Net cash used in investing activities.............   (5,883)    (4,568)
Cash flows from financing activities:
  Long-term debt............................................   (1,257)    (2,111)
  Dividends.................................................     (600)        --
  Advances from group companies.............................   (1,611)    (1,461)
                                                              -------    -------
          Net cash used in financing activities.............   (3,468)    (3,572)
                                                              -------    -------
          Increase in cash and cash equivalents.............    1,097      2,641
Cash and cash equivalents at beginning of period............    2,816      7,849
                                                              -------    -------
Cash and cash equivalents at end of period..................  $ 3,913    $10,490
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



     The Company's parent is PLD Telekom Inc. ("PLD"). The parent's investment in the Company has been pushed down into the Company's consolidated financial statements and allocated to the cost of the telecommunications licenses and goodwill. The Company's consolidated balance sheets at December 31, 1998 and at March 31, 1999 reflect the effect of this push down accounting treatment. The costs of the telecommunications licenses are amortized on a straight line basis over the terms of the related licenses. Goodwill is amortized on a straight line basis over 20 years.


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

                           NWE CAPITAL (CYPRUS) LTD.

  (b) Purchase Commitments


     At March 31, 1999, PeterStar had commitments of approximately $1,500,000 related to the acquisition of telecommunications equipment. The PeterStar supply contracts provide for financing of these amounts over approximately five years.


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


  (d) Guarantees



     In June 1996, PLD issued senior discount notes and convertible subordinated notes with an aggregate principal amount of $149.5 million. The Company is a guarantor of this debt under the terms of the related indentures. A wholly owned subsidiary of the Company is also a guarantor of this debt, as well as other indebtedness of PLD to The Travelers Insurance Company and The Travelers Indemnity Company (the "Travelers Parties").



     As noted in its annual report on Form 10-K, PLD does not presently have sufficient funds on hand to meet its current debt obligations. While management of PLD believes that, as long as progress towards settlement of such obligations is being made, the holders of such debt will agree to payment deferrals beyond the present due date of May 31, 1999, there can be no assurance that the holders will grant such deferrals or that they will not demand payment in full of the obligations. PLD's failure to make payment in full could result in a claim being made against the Company's subsidiary under its guarantee, as well as resulting in a cross-default under and acceleration of the senior discount notes and convertible subordinated notes for which the Company serves as a guarantor. These factors raise substantial doubt about the Company's ability to continue as a going concern.


(5)  COMPREHENSIVE INCOME


     For the three months ended March 31, 1999 and 1998, comprehensive income was equal to consolidated net income reported on the consolidated condensed statement of operations.


(6)  ACCOUNTING PRONOUNCEMENTS


     The American Institute of Certified Public Accountants issued Statement of Position No. 98-1 (SOP 98-1) "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Statement of Position No. 98-5 (SOP 98-5) "Reporting on the Costs of Start-Up Activities" in 1998. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company was required to adopt both new statements in the first quarter of 1999. The adoption of these statements did not have a material effect on the Company's consolidated condensed financial statements.

                         PLD CAPITAL ASSET (U.S.) INC.

                         CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)



                         PLD CAPITAL ASSET (U.S.) INC.


                            CONDENSED BALANCE SHEETS

                MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998
                          (THOUSANDS OF U.S. DOLLARS)


                                                              MARCH 31,    DECEMBER 31,
                                                                1999           1998
                                                              ---------    ------------
Assets:
  Current:
     Cash and cash equivalents..............................   $    10       $    10
     Other receivables and prepaids.........................       228           228
     Assets held for resale.................................     3,949         3,949
     Due from related parties -- installment sales
      contracts.............................................     4,875         6,408
                                                               -------       -------
          Total current assets..............................     9,062        10,595
  Escrow funds..............................................     1,872           528
  Due from related parties -- installment sales contracts...     3,948         3,806
                                                               -------       -------
          Total assets......................................   $14,882       $14,929
                                                               =======       =======
Liabilities and Shareholder's Equity:
  Current liabilities:
     Accounts payable and accrued liabilities...............     1,831         1,977
     Due to related parties.................................     4,989         5,035
                                                               -------       -------
          Total current liabilities.........................     6,820         7,012
  Shareholder's equity:
     Capital stock:
  Additional paid-in capital................................     6,641         6,641
  Retained earnings.........................................     1,421         1,276
                                                               -------       -------
          Total shareholder's equity........................     8,062         7,917
                                                               -------       -------
          Total liabilities and shareholder's equity........   $14,882       $14,929
                                                               =======       =======


           See accompanying notes to condensed financial statements.

                         PLD CAPITAL ASSET (U.S.) INC.


                       CONDENSED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)
                          (THOUSANDS OF U.S. DOLLARS)


                                                              1999    1998
                                                              ----    ----
Revenues:
  Interest income...........................................  $223    $210
Operating expenses:
  General and administrative................................    --      --
                                                              ----    ----
Income before taxes.........................................   223     210
Income taxes................................................    78       9
                                                              ----    ----
Net income..................................................  $145    $201
                                                              ====    ====


           See accompanying notes to condensed financial statements.

                         PLD CAPITAL ASSET (U.S.) INC.


                       CONDENSED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                          (THOUSANDS OF U.S. DOLLARS)


                                                               1999      1998
                                                              -------    -----
Cash flows from operating activities:
     Net income.............................................  $   145    $ 201
     Adjustments to reconcile net income to net cash
      provided by operating activities:
       Changes in operating assets and liabilities:
          Change in due from or due to related parties,
           net..............................................    1,345     (209)
          (Decrease)/increase in accounts payable and
           accrued liabilities..............................     (146)       8
                                                              -------    -----
               Net cash provided by operating activities....    1,344       --
Cash flows from investing activities:
     Escrow.................................................   (1,344)      --
                                                              -------    -----
               Net cash used in investing activities........   (1,344)      --
                                                              -------    -----
Increase/(decrease) in cash and cash equivalents............       --       --
Cash and cash equivalents, beginning of period..............       10       10
                                                              -------    -----
Cash and cash equivalents, end of period....................  $    10    $  10
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



(2)  BUSINESS, OPERATIONS AND FUTURE ACTIVITIES



     PLDCA was incorporated on March 24, 1998 under the laws of the State of Delaware and is a wholly-owned subsidiary of PLD Telekom Inc. ("PLD" or the "Parent"). The Company was formed as a special purpose subsidiary to enter into installment sales agreements in respect of certain telecommunications equipment required by PLD's operating subsidiaries located in Russia and Kazakhstan. On June 30, 1998, PLDCA assumed the assets, liabilities and business of PLD Asset Leasing Limited ("PLDAL"). PLDCA recorded such assets and liabilities at the historical cost of PLDAL, since the entities were under common control. Amounts presented for the three months ended March 31, 1998 reflect the results of operations and cash flows of PLDAL. PLDAL is a Cypriot company wholly owned by the Parent, which existed to enter into lease agreements with related companies. PLDAL is presently inactive and it is the intention of the Parent to liquidate PLDAL.



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



     As noted in its annual report on Form 10-K, PLD does not presently have sufficient funds on hand to meet its current debt obligations. While management of PLD believes that, as long as progress towards settlement of such obligations is being made, the holders of such debt will agree to payment deferrals beyond the present due date of May 31, 1999, there can be no assurance that the holders will grant such deferrals or that they will not demand payment in full of the obligations. PLD's failure to make payment in full could result in a cross-default under and acceleration of the senior discount notes and convertible subordinated notes for which the Company serves as a guarantor. These factors raise substantial doubt about the Company's ability to continue as a going concern.



  (b)  Purchase Commitments



     As of March 31, 1999, the Company had entered into purchase commitments with unaffiliated companies relating to telecommunications equipment amounting to $2,051,000.

                         PLD CAPITAL ASSET (U.S.) INC.

(4)  RESTRICTED CASH



     Pursuant to the terms of PLD's $149.5 million private placement completed on June 12, 1996, $1.9 million was in the Company's escrow account on March 31, 1999. These funds may only be used for certain specified purposes, principally for the purchase of telecommunications equipment and the payment of interest on PLD's senior discount notes.



(5)  COMPREHENSIVE INCOME



     For the three months ended March 31, 1999 and 1998, comprehensive income was equal to net income reported on the condensed statement of operations.



(6)  ACCOUNTING PRONOUNCEMENTS



     The American Institute of Certified Public Accountants issued Statement of Position No. 98-1 (SOP 98-1) "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Statement of Position No. 98-5 (SOP 98-5) "Reporting on the Costs of Start-Up Activities" in 1998. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company was required to adopt both new statements in the first quarter of 1999. The adoption of these statements did not have a material effect on the Company's condensed financial statements.

                       TECHNOCOM LIMITED AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                       TECHNOCOM LIMITED AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998


                                                              MARCH 31,     DECEMBER 31,
                                                                 1999           1998
                                                              ----------    -------------
                                                              (THOUSANDS OF U.S. DOLLARS,
                                                                   EXCEPT SHARE AND
                                                                    PER SHARE DATA)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $    409       $    390
  Trade receivables, net of allowances......................      2,317          2,394
  Other receivables.........................................      2,028          1,880
  Due from related parties..................................      8,256          8,162
                                                               --------       --------
          TOTAL CURRENT ASSETS..............................     13,010         12,826
Property and equipment, net.................................     47,553         48,408
Telecommunications licenses, net............................     30,558         31,904
Due from related parties....................................      2,135          1,752
Goodwill, net...............................................     10,433         10,572
Other investments and assets, net...........................        591            593
                                                               --------       --------
          TOTAL ASSETS......................................   $104,280       $106,055
                                                               ========       ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................      2,977          2,915
  Accrued liabilities.......................................      1,177            757
  Taxes payable.............................................      4,551          3,571
  Due to related parties....................................     22,897         21,621
  Supplier finance -- current portion.......................        777            759
                                                               --------       --------
          TOTAL CURRENT LIABILITIES.........................     32,379         29,623
Due to related parties......................................      8,000          8,000
Supplier finance -- long-term portion.......................      1,819          2,068
SHAREHOLDERS' EQUITY
Capital stock...............................................          1              1
  Preference shares, par value $1.00 per share, authorized,
     issued and fully paid -- 1,000 shares
  Ordinary shares, par value IR Pound Sterling 1 per share,
     authorized -- 1,000 shares, issued and fully
     paid -- 199 shares
  Share premium.............................................     40,390         40,390
  Additional Capital........................................     46,439         46,439
  Accumulated deficit.......................................    (24,748)       (20,466)
                                                               --------       --------
TOTAL SHAREHOLDERS' EQUITY..................................     62,082         66,364
                                                               --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................   $104,280       $106,055
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

                       TECHNOCOM LIMITED AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                          (THOUSANDS OF U.S. DOLLARS)


                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                              -----------------
                                                               1999       1998
                                                              -------    ------
REVENUES:
  Telecommunications........................................  $ 3,958    $5,377
  Finance lease income......................................      426       447
                                                              -------    ------
          TOTAL REVENUES....................................    4,384     5,824
OPERATING EXPENSES:
  Direct costs (excludes depreciation)......................    2,520     2,178
  General and administrative................................    2,441     1,996
  Depreciation..............................................    1,114       854
  Amortization..............................................    1,486        65
  Taxes other than income taxes.............................      663       434
                                                              -------    ------
          TOTAL OPERATING EXPENSES..........................    8,224     5,527
OPERATING LOSS..............................................   (3,840)      297
OTHER INCOME/(EXPENSE):
  Share of loss from equity investments.....................     (137)     (210)
  Interest income...........................................       --        81
  Interest expense..........................................     (362)     (143)
  Foreign exchange gain.....................................       66        --
                                                              -------    ------
LOSS BEFORE TAXATION AND MINORITY INTEREST..................   (4,273)       25
Income taxes................................................       (9)     (377)
                                                              -------    ------
          LOSS BEFORE MINORITY INTEREST.....................   (4,282)     (352)
Minority interest...........................................       --        --
                                                              -------    ------
NET LOSS....................................................  $(4,282)   $ (352)
                                                              =======    ======



     See accompanying notes to consolidated condensed financial statements.

                       TECHNOCOM LIMITED AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                          (THOUSANDS OF U.S. DOLLARS)


                                                               1999       1998
                                                              -------    ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(4,282)   $ (352)
Adjustments to reconcile net loss to net cash (used
  in)/provided by operating activities:
  Depreciation and amortization.............................    2,600       919
  Share of loss of equity investments.......................      137       210
Changes in operating assets and liabilities:
  Decrease/(increase) in trade receivables..................       77      (735)
  (Increase)/decrease in other receivables..................     (148)      772
  Changes in due from/to related parties....................      (58)    1,813
  Increase/(decrease) in accounts payable and deferred
     taxes..................................................       62      (797)
  Increase/(decrease) in accrued liabilities................      420      (711)
  Increase/(decrease) in other liabilities..................      749       (48)
                                                              -------    ------
CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES:............     (443)    1,071
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures........................................     (251)     (782)
Other investments and assets................................       (7)     (148)
                                                              -------    ------
CASH USED IN INVESTING ACTIVITIES...........................     (258)     (930)
                                                              -------    ------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on long-term indebtedness...........................      720      (427)
                                                              -------    ------
CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES.............      720      (427)
Increase/(decrease) in cash and cash equivalents............       19      (286)
Cash and cash equivalents at beginning of period............      390     4,671
                                                              -------    ------
CASH AT END OF PERIOD.......................................  $   409    $4,385
                                                              =======    ======
Supplemental disclosures:
Interest paid...............................................  $    --    $   50
                                                              =======    ======
Income taxes paid...........................................  $    --    $   --
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



     The Company's parent is PLD Telekom Inc. ("PLD" or the "Parent"). The Parent's investment in the Company has been pushed down into the Company's consolidated financial statements and allocated to the cost of the telecommunications licenses and goodwill. The Company's consolidated balance sheets at December 31, 1998 and at March 31, 1999 reflect the effect of this push down accounting treatment. The costs of the telecommunications licenses are amortised on a straight line basis over the terms of the related licenses. Goodwill is amortised on a straight line basis over 20 years.



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

(3) COMMITMENTS AND CONTINGENCIES


     (a) Pledge Arrangements



     In June 1996, PLD issued senior discount notes and convertible subordinated notes with an aggregate principal amount of $149.5 million. PLD is the holder of all of the preference shares in the Company and those shares, together with 17 ordinary shares of the Company owned by PLD (representing approximately 8.5% of all such ordinary shares outstanding), have been pledged by PLD as collateral. In November 1997, an additional 28 ordinary shares of the Company owned by PLD (representing approximately 14% of all such ordinary shares outstanding) were pledged as collateral to The Travelers Insurance Company and The

                       TECHNOCOM LIMITED AND SUBSIDIARIES

Travelers Indemnity Company (the "Travelers Parties") in relation to certain other indebtedness of PLD to such parties.



     As noted in its annual report on Form 10-K, PLD does not presently have sufficient funds on hand to pay its indebtedness to the Travelers Parties. While management of PLD believes that, as long as progress towards settlement of such obligations is being made, the Travelers Parties will agree to payment deferrals beyond the present due date of May 31, 1999, there can be no assurance that these parties will grant such deferrals or that they will not demand payment in full of the obligations. PLD's failure to make payment in full could result in a cross-default under and acceleration of the senior discount notes and convertible subordinated notes. These factors raise substantial doubt about PLD's ability to continue as a going concern. Because the Company is dependent on the continued financial support of PLD to finance its ongoing operations, any such events would have a material adverse effect on the Company and raise substantial doubt about the Company's ability to continue as a going concern. Should PLD cease to trade as a going concern, the Company may have to resort to extraordinary measures, including making sales of assets under distressed conditions or ultimately seeking the protection of the bankruptcy courts. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



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


(5) ACCOUNTING PRONOUNCEMENTS

     The American Institute of Certified Public Accountants issued Statement of Position No. 98-1 (SOP 98-1) "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Statement of Position No. 98-5 (SOP 98-5) "Reporting on the Costs of Start-Up Activities" in 1998. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company was required to adopt both new

                       TECHNOCOM LIMITED AND SUBSIDIARIES
statements in the first quarter of 1999. The adoption of these statements did not have a material effect on the Company's consolidated condensed financial statements.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

                  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998


                                                               MARCH 31,           DECEMBER 31,
                                                                  1999                 1998
                                                              ------------        ---------------
                                                              (THOUSANDS OF U.S. DOLLARS, EXCEPT
                                                                   SHARE AND PER SHARE DATA)
                                             ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 1,965               $ 1,642
  Trade receivables, net of allowance.......................      3,017                 3,811
  Due from related parties..................................         --                    20
  Inventory.................................................      1,641                 1,495
  Prepaid expenses and other current assets.................      1,567                   713
                                                                -------               -------
          Total current assets..............................      8,190                 7,681
Property and equipment, net.................................     29,617                29,746
Telecommunications license, net.............................     20,962                21,581
                                                                -------               -------
          Total assets......................................    $58,769               $59,008
                                                                =======               =======

                              LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................      1,686                   939
  Due to related parties....................................        487                   602
  Customer deposits and advances............................      4,136                 4,244
                                                                -------               -------
          Total current liabilities.........................      6,309                 5,785
                                                                -------               -------
Commitments and contingencies
Minority interest...........................................      5,977                 6,102
Shareholder's equity:
  Common stock, par value of $1 per share,
     authorized -- 20,001,000 shares, issued and
     outstanding -- 20,000,002 shares.......................     20,000                20,000
  Contributed capital.......................................     30,803                30,803
  Reserve capital...........................................        100                   100
  Accumulated deficit.......................................     (4,420)               (3,782)
                                                                -------               -------
          Total shareholder's equity........................     46,483                47,121
                                                                -------               -------
          Total liabilities and shareholder's equity........    $58,769               $59,008
                                                                =======               =======


     See accompanying notes to consolidated condensed financial statements.

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                          (THOUSANDS OF U.S. DOLLARS)


                                                               1999      1998
                                                              ------    ------
Telecommunications revenues.................................  $7,921    $9,549
Operating expenses:
  Direct costs (excludes depreciation)......................   1,667     1,948
  General and administrative................................   2,313     2,313
  Management fees...........................................     344       400
  Depreciation and amortization.............................   1,870     1,388
  Taxes other than income tax...............................      84       135
                                                              ------    ------
          Total operating expenses..........................   6,278     6,184
                                                              ------    ------
Operating income............................................   1,643     3,365

Other income/(expense):
  Interest and other income.................................      37        91
  Foreign exchange loss.....................................    (154)     (110)
                                                              ------    ------
     Net income before income taxes and minority interest...   1,526     3,346
Income taxes................................................   1,089     1,346
                                                              ------    ------
          Net income before minority interest...............     437     2,000
Minority interest...........................................     475     1,257
                                                              ------    ------
Net (loss)/income...........................................  $  (38)   $  743
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



     The Company's ultimate parent is PLD Telekom Inc. ("PLD"). The parent's investment in the Company has been pushed down into the Company's consolidated financial statements and allocated to the cost of the telecommunications license. The Company's consolidated balance sheets at December 31, 1998 and at March 31, 1999 reflect the effect of this push down accounting treatment. The cost of the telecommunications license is amortized on a straight line basis over the term of the license.


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



     As noted in its annual report on Form 10-K, PLD does not presently have sufficient funds on hand to pay the indebtedness to the Travelers Parties which is currently due on May 31, 1999. While management of PLD believes that, as long as progress towards settlement of such obligations is being made, the holders of such debt will agree to payment deferrals beyond the present due date of May 31, 1999, there can be no assurance that the Travelers Parties will grant such deferrals or that they will not demand payment in full of the obligations. PLD's failure to make payment in full could result in a claim being made against the Company under its guarantee and a cross-default under and acceleration of the senior discount notes and convertible subordinated notes for which the Company also serves as a guarantor. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

(4)  COMPREHENSIVE INCOME


     For the three months ended March 31, 1999 and 1998, comprehensive
(loss)/income was equal to consolidated net (loss)/income reported on the consolidated condensed statement of operations.


(5)  ACCOUNTING PRONOUNCEMENTS


     The American Institute of Certified Public Accountants issued Statement of Position No. 98-1 (SOP 98-1) "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and Statement of Position No. 98-5 (SOP 98-5) "Reporting on the Costs of Start-Up Activities" in 1998. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company was required to adopt both new statements in the first quarter of 1999. The adoption of these statements did not have a material effect on the Company's consolidated condensed financial statements.


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

RESULTS OF OPERATIONS

  Three Months Ended March 31, 1999 Versus Three Months Ended March 31, 1998


     Overview. The definition of EBITDA is given in the previous section. It is commonly used as an indicator of the ability of a business to generate cash flows from its operating activities. Management therefore considers it to be a relevant and useful measure for investors. The Company reported a net loss of $13.5 million ($0.36 per share) and an operating loss of $1.9 million on revenues of $29.4 million for the three months ended March 31, 1999, compared to a net loss of $4.5 million ($0.14 per share) and operating income of $7.2 million on operating revenues of $35.2 million reported in the first quarter of 1998. EBITDA of $5.4 million reported in the first quarter of 1999 compares with $12.7 million in the first quarter of 1998. In the first three months of 1999 net cash provided by operating and financing activities amounted to $8.2 million and $0.4 million, respectively, with net cash used in investing activities amounting to $7.5 million. This compares to the first three months of 1998 when net cash provided by operating activities amounted to $5.5 million, and net cash used in investing activities and financing activities amounted to $0.4 million and $5.2 million, respectively. Cash flows generated by operating subsidiaries are generally retained by those businesses to finance capital expenditures, service long-term debt and provide working capital. Funds in excess of subsidiaries' requirements are distributed to shareholders.


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



     Revenues. Revenues decreased 16.5% from $35.2 million in the first quarter of 1998 to $29.4 million in the first quarter of 1999, as the Company's Russian businesses continued to feel the effects of the economic crisis which commenced in the third quarter of 1998 and ALTEL began to be affected by the onset of economic problems in Kazakhstan. These economic problems have resulted in the loss of some customers as well as reduced calling activity among those who have remained customers.


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



     The Company's new international carrier services business (the "Carrier Services Business") contributed revenues of $610,000 in the first quarter of 1999, up from $255,000 in the fourth quarter of 1998 when it commenced operations. This business is expected to be an increasingly important contributor to PLD's consolidated revenues in 1999 and subsequent years as this business is developed.



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



     Direct costs (excludes depreciation). A portion of the loss in revenues discussed above was offset by a reduction in the Company's direct costs which decreased 22.2% to $8.4 million in 1999 from $10.8 million in 1998. As a percentage of revenues, direct costs decreased from 30.7% to 28.6%. Given the continuing effects of the Russian economic crisis however, it is difficult to determine whether the Company will be able to maintain these margin levels for the balance of 1999.

     General and administrative expenses. General and administrative expenses, which include salaries and sales and marketing expenses in all of the Company's operating subsidiaries, together with corporate office overhead, increased 36.1% to $13.2 million for the three months ended March 31, 1999 from $9.7 million recorded in the first quarter of 1998. As a percentage of revenues, general and administrative expenses for the three months ended March 31, 1999 increased to 44.9% from 27.6% in 1998, which was attributable in part to additional costs relating to a number of new projects aimed at developing alternative revenue streams for the Company including the Carrier Services Business and Cardlink, which is in the process of implementing wireless card validation systems using proprietary technology.


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


     Interest expense. Interest expense of $7.0 million in the first quarter of 1999 compared with $5.2 million incurred in the first quarter of 1998 and consisted of interest on bank indebtedness and short-term borrowings of $1.6 million, interest accrued on the Senior Notes of $4.8 million and interest expense related to the Convertible Notes of $0.6 million. Interest on the Senior Notes becomes payable in cash semi-annually commencing June 1999, while interest on the Convertible Notes is currently paid in cash semi-annually. The increase in interest expense between the comparative three month periods reflects increased expense on the

Senior Notes of $0.8 million, and interest on notes issued to News America of $0.9 million, including interest expense related to the convertibility feature of these notes. See "Liquidity and Capital Resources."



     Foreign exchange loss. For the three months ended March 31, 1999, the Company incurred foreign exchange losses of $0.5 million as compared to $0.1 million a year ago. The comparatively higher 1999 first quarter loss relates to the continuing problems associated with the substantial devaluation of the rouble which commenced in late 1998. The Company has sought, and will continue to seek, to limit the effects of such conditions by minimizing the amount of rouble balances held by its subsidiaries and by taking measures to accelerate collection and currency conversion procedures in so far as this is possible in the current banking and legislative environment. The Company does not hedge or otherwise insure against its exchange risks as it has determined that it is neither practical nor economical to do so.


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

     The following table compares the results of operations of the Company's principal operating subsidiaries for the three months ended March 31, 1999 with the three months ended March 31, 1998:


                                            PETERSTAR         ALTEL          TECHNOCOM           BCL
                                           THREE MONTHS    THREE MONTHS    THREE MONTHS      THREE MONTHS
                                              ENDED           ENDED            ENDED            ENDED
                                             MARCH 31        MARCH 31        MARCH 31          MARCH 31
                                           ------------    ------------    -------------    --------------
                                           1999    1998    1999    1998    1999     1998    1999     1998
                                           ----    ----    ----    ----    -----    ----    -----    -----
                                                        (UNAUDITED, MILLIONS OF U.S. DOLLARS)
Revenues.................................  13.9    17.5     7.9     9.6      4.4     5.8      2.4      2.3
Operating income/(loss) -- $.............   4.0     7.1     2.2     3.9     (3.8)    0.3      0.3      0.2
Operating income/(loss) -- %.............  28.8%   40.6%   27.8%   40.6%   (86.4)%   5.2%    12.5%     8.7%
Net income/(loss) -- $...................   2.4     6.2     1.0     2.5     (4.3)   (0.4)     0.1      0.2
Net income/(loss) -- %...................  17.3%   35.4%   12.7%   26.0%   (97.7)%  (6.9)%    4.2%     8.7%
EBITDA -- $..............................   5.9     8.8     3.4     4.6     (1.3)    1.0      0.3      0.4
EBITDA -- %..............................  42.4%   50.3%   43.0%   47.9%   (29.5)%  17.2%    12.5%    17.4%
% PLD ownership..........................  71.0%   60.0%   50.0%   50.0%    80.4%   80.4%   100.0%   100.0%


LIQUIDITY AND CAPITAL RESOURCES


     Factors discussed below in the section encaptioned "Commitments and Sources of Funds for 1999" raise substantial doubt about the Company's ability to continue as a going concern. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.



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

     Cash provided by financing activities of $0.4 million related primarily to $2.5 million in short-term funding provided to the Company from News America offset by $0.6 million in dividends paid to a minority shareholder and $1.5 million in long-term debt repayments.


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


     Shareholders' equity of $112.2 million, as of March 31, 1999, compared with $124.9 million as of December 31, 1998, and consisted of $245.7 million in common stock and additional paid-in capital offset by the Company's deficit of $133.5 million. The Company's ratio of long-term indebtedness to equity at March 31, 1999 was 133.1% compared to 121.5% at December 31, 1998.



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



     Expatriate employees working for the Company's operating businesses in Russia, Kazakhstan and Belarus are employed through NWE Cyprus, which also acts as an intermediate holding company for three of the Company's operating businesses -- PeterStar, ALTEL and Yellow Pages. On an overall basis, the funds received by NWE Cyprus through management fees and dividends are currently sufficient to enable it to make the monthly salary and other payments due to such expatriates. However, due to timing differences between receipt of management fees/dividends and requirements to pay salaries etc. on a regular basis, PLD periodically has to provide "top-up" funding to NWE Cyprus, but the amounts involved are insignificant. Should the levels of management fees and dividends reduce in future, the Company could, if necessary, reduce the number of its expatriate employees, although this would have a detrimental effect upon its ability to monitor and support its operating businesses.



     The Company has the following commitments upcoming during the remainder of 1999 and intends to endeavor to deal with them as set forth below. To the extent that the Company is unable to deal with any or all of the commitments described below, the Company could be required to resort to extraordinary measures, including making sales of assets under distressed conditions or ultimately seeking the protection of the bankruptcy courts. The Company believes that certain of its assets, notably its interests in PeterStar and ALTEL, are readily saleable, but that, given that they could be sold under distressed conditions, the Company would be unlikely to receive full value for either of them. The Company would be receptive to entering into a transaction with another company with greater financial resources as an alternative to having to enter into sales of assets under distressed conditions or to take other extraordinary measures, and has this option under active consideration. However, there can be no assurance that such a transaction can be accomplished.



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



     Under the terms of the Revolving Credit Agreement, if the Series A and Series B Notes were not repaid in full when due, the exercise price of all warrants issued to the holders of the Series A and Series B Notes would have been reset at $0.01 per share. In addition, in the event if such non-repayment, on December 31, 1998 and on the last day of each succeeding month until the Revolving Credit Notes were repaid in full, the holders of the Series A Notes would have been entitled to receive 70,000 additional warrants to purchase shares of the Company's Common Stock and the holders of the Series B Notes would have been entitled to receive 32,000 additional warrants to purchase shares of the Company's Common Stock, in each case at a price of $0.01 per share. All such warrants, referred to as "Default Warrants", would have had an expiration date ten years after their respective dates of issue.



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



     Obligations under Senior and Convertible Notes. In June 1996 the Company issued to a limited number of U.S. institutional investors $123.0 million aggregate principal amount at maturity of Senior Notes and $26.5 million aggregate principal amount of Convertible Notes. In March 1998 the Indentures pursuant to which such Notes were issued were amended pursuant to a Consent Solicitation. In October 1998 the Senior Notes were exchanged for Exchange Notes of substantially similar tenor pursuant to an Exchange Offer.



     Under the terms of the Senior Note Indenture, approximately $37.0 million of the proceeds of the sale of the Senior Notes was required to be placed in escrow and released solely to acquire assets for use in a telecommunications business. As of March 31, 1999 the Company has used approximately $27.4 million to fund purchases of equipment for its operating businesses, by having PLDCA purchase equipment using the funds in escrow and then reselling the equipment to the operating businesses, and the balance of such funds remain available for such purposes (or for the payment of interest on the Senior and Convertible Notes). However, the limitation on the use of proceeds to acquire assets has meant that the Company has not been able to use the funds in escrow for working capital needs of its operating businesses, nor to pay for other expenses associated with setting up a telecommunications network. Furthermore, the Company has found compliance with the conditions for the release of funds from escrow to be burdensome, in that it is time consuming and expensive. Finally, the covenants of the Indentures impose substantial restrictions upon the Company's activities.



     Interest in the amount of $1,192,500 is payable semi-annually in cash on the Convertible Notes. The Company has made all such interest payments to date. The next two payments in the amount of $1,192,500 each are due on June 1 and December 1, 1999. The Company anticipates making such payments out of cash on hand or out of funds held in the escrow account.



     The Senior Notes accreted at a rate of 14% per annum from issue through May 31, 1998 and at a rate of 14.5% since such date through November 30, 1998. The Company is required to pay interest in cash on the Senior Notes commencing June 1, 1999 and semi-annually thereafter. The installment of interest due on June 1, 1999 is $8,917,500, and a similar amount will be due on December 1, 1999. The Company anticipates making such payments out of funds in the escrow account and cash on hand.

     News Revolving Credit Agreement. On November 30, 1998, News America entered into the News Revolving Credit Agreement with the Company pursuant to which News America agreed to advance $8.1 million (subsequently increased to $9.55 million) to the Company.



     The amounts payable under the News Revolving Credit Agreement are due on June 30, 1999; however, the Company believes that, based upon its relationship with News America as the major stockholder of the Company, it will both be able to defer payment of the amounts due until such time as it can satisfactorily handle such repayment, and be able to call upon News America for additional financing for emergency matters, if required.



     Technocom Put/Call. In addition, the Company may become obligated to make payments in July 1999 of up to $28.1 million to Plicom Limited ("Plicom") and Elite International Limited ("Elite"), the two minority shareholders of Technocom. The Company has put and call agreements with Plicom and Elite which, following the November 1997 acquisition by the Company of a portion of each of their interests in Technocom, beneficially own 14.57% and 5.03%, respectively, of the ordinary shares of Technocom. Under the put and call option agreement with Plicom, Plicom has the right, commencing June 30, 1999 and continuing until June 30, 2019, to require the Company to acquire its remaining holding in Technocom, and the Company has the right to require Plicom to sell such holding, for a purchase price of $17.5 million. Under its put and call option agreement with Elite, Elite has: (i) the right, commencing June 30, 1998 and continuing until June 30, 2019, to require the Company to acquire 2 of its remaining shares in Technocom, and the Company has the right to require Elite to sell such shares, for a purchase price of $1 million or, at Elite's option, that number of shares of Common Stock which results from dividing $1 million by the lower of $5.85 and the average closing price of such shares over the preceding ten trading days; and (ii) the further right, commencing June 30, 1999 and continuing until June 30, 2019, to require the Company to acquire its 8 remaining shares in Technocom, and the Company has the right to require Elite to sell such shares, for a purchase price based on the Company's valuation of Technocom, provided that such purchase price shall not be less than $6,689,655 nor more than $9,620,689.



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



     Guarantees and Other Commitments. While the Company has guaranteed obligations of its subsidiaries in the past, the only guarantee that is outstanding as of March 31, 1999 is to Siemens in the amount of $1.5 million relating to equipment purchased by Technocom.



     Subsidiaries of the Company have guaranteed the Senior and Convertible Notes, and two subsidiaries, BCL and WTC, have guaranteed the Revolving Credit Notes.



     As noted above, these factors raise substantial doubt about the Company's ability to continue as a going concern, and the consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.



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

     In August 1998, the Russian government experienced a significant upheaval, with the dismissal of the reformist government led by Sergei Kiriyenko and its replacement by one led by Yevgeny Primakov. The

Primakov government did not propose a plan to address Russia's economic and financial difficulties, one result of which has been to cause the International Monetary Fund to delay further assistance to the Russian government. In May 1999, another political upheaval occurred, when President Boris Yeltsin dismissed the Primakov government and selected Sergei Stepashin as the new Prime Minister. It is too soon to predict what policies will be adopted by the new Stepashin government. This most recent governmental reshuffling creates increased uncertainty about the future political situation in Russia, which in turn creates additional concern about the ability of the government to deal with the many problems currently afflicting the Russian economic system. Additionally, the International Monetary Fund has yet to approve the disbursement of the next tranche of funding due to be received by Russia, and this creates additional uncertainty regarding the health of the Russian economy.



     At the present time, it is not possible to predict the complete effect of the continuing economic, financial and political difficulties in Russia, although they have made for a difficult business environment in Russia. Although demand for the Company's telecommunications services continued during the economic and banking crisis in the second half of 1998, the economic difficulties in Russia have adversely affected the Company's operating subsidiaries and the Company's consolidated results for the year ended December 31, 1998 and the first three months of 1999. As described in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's operating subsidiaries incurred an increased exchange loss in the first three months of 1999 as compared to the same period in 1998, together with a reduction in revenues on a year-on-year basis, and the Company expects that revenues and margins will remain under pressure. The Company is not yet able to predict the effects of the ongoing difficulties on its results for 1999, but the continuing economic difficulties in Russia will likely continue to have an adverse effect on the Company in current and future reporting periods, and there can be no assurance that such adverse effects will not be material.



  Weakening Economic Conditions in Kazakhstan



     The drop in the prices of the principal commodities on which the Kazakhstan economy depends, namely oil, gas and gold, in late 1998, coupled with a slow down in economic activity prompted by the Russian financial crisis and poorer economic conditions experienced by its other trading partners, led to a reduction in economic activity in Kazakhstan during the early part of 1999. Also, in April 1999 the Kazakh government made the determination to cease supporting the Tenge, with the result that it experienced a significant decline in value. While the price of oil has since recovered, the prospects for growth in the Kazakh economy in the near term remain uncertain. Since ALTEL's business depends in part upon such growth, this is likely to inhibit its own development, and could exacerbate the negative effect of the other factors, such as increased competition, with which it has to deal.


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


     As of April 30, 1999, the Company has expended approximately $1.0 million for remediation efforts and expects that its total remediation costs, including scheduled upgrades and replacements of approximately $3.1 million, will be approximately $4.0 million.


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

                                          PLD TELEKOM INC.


Date: August 31, 1999                     By:      /s/ SIMON EDWARDS

                                          --------------------------------------
                                                      Simon Edwards
                                          Senior Vice President, Chief Financial

                                              Officer, Principal Accounting


                                                  Officer and Treasurer