Form 10-Q/A
period 1999-06-30
PLD TELEKOM INC
filed 1999-08-31
CIK 890568

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


     PLD TELEKOM INC. HEREBY AMENDS ITS QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 16, 1999.

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


     The Company's Series II and Series III Preferred Shares will be redeemed for cash for a redemption price of Cdn. $1.00 per share. Outstanding options and warrants to acquire the Company's Common Stock will be converted into options and warrants of MMG on the basis of the exchange ratio, and any of the Company's 9% Convertible Subordinated Notes due 2006 (the "Convertible Notes"), which are not exchanged under the terms of the exchange offer described below and are still outstanding, will be assumed by MMG and may be convertible into common stock of MMG also on the basis of the exchange ratio.


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

     In addition, MMG has entered into a bridge loan agreement with the Company pursuant to which MMG has agreed to lend the Company up to $7.0 million, secured by an approximately 58% interest in the Company's subsidiary Technocom Limited ("Technocom"), at an annual interest rate of 10% to fund its ongoing operations during the period from the execution of the Merger Agreement to the date that the Merger is consummated (or the Merger Agreement is terminated). As of July 31, 1999, the Company had borrowed $4.0 million under such bridge loan agreement.


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


     (b) Modification of Travelers Revolving Credit Agreement. The Travelers Insurance Company and The Travelers Indemnity Company (collectively, the "Travelers Parties") shall have consummated the transactions contemplated by a note and warrant modification agreement (the "Travelers Note Modification Agreement") entered into simultaneous with the execution of the Merger Agreement. Under the Travelers Note Modification Agreement the Travelers Parties have agreed not to exercise any warrants held by them, or certain other rights which they have under the Revolving Credit and Warrant Agreement dated November 26, 1997 with the Company, as amended (the "Travelers Revolving Credit Agreement"), until the Merger is consummated (or the Merger Agreement is terminated). In addition, MMG and the Travelers Parties have agreed that, in the event that the Merger is consummated: (i) the guarantees given by News America with respect to $3.1 million of the amounts due to the Travelers Parties will be released; (ii) the amount due to the Travelers Parties will be paid, as to $8.5 million on the date the Merger is consummated, and as to the remaining $4.92 million in August 2000, together with interest at an annual rate of 10.5%; (iii) in lieu of their rights under the Travelers Revolving Credit Agreement to receive warrants to purchase Common Stock of the Company, the Travelers Parties will receive at closing 100,000 shares of the Company's Common Stock (which will be converted at closing into shares of MMG at the applicable exchange ratio) and 10-year warrants to purchase 700,000 shares of common stock of MMG at a price based upon 125% of the average closing price of such common stock during December 2000, but not to be less than $10 per share or more than $15 per share; and (iv) the Travelers Revolving Credit Agreement will be amended and restated to reflect the foregoing matters and to provide certain additional guarantees of the amounts due to the Travelers Parties.


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

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                PLD TELEKOM INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998


                                                                 JUNE 30           DECEMBER 31
                                                                  1999                 1998
                                                              -------------        ------------
                                                               (IN THOUSANDS, EXCEPT SHARE AND
                                                                       PER SHARE DATA)
Current assets:
  Cash and cash equivalents.................................    $     7,882         $   4,579
  Trade receivables, net of allowances......................         14,094            14,905
  Other receivables and prepaids............................          4,377             4,609
  Inventory.................................................          3,557             4,152
  Due from related parties..................................          9,607             9,152
                                                                -----------         ---------
          Total current assets..............................         39,517            37,397
Escrow funds................................................         15,220            14,908
Property and equipment, net.................................        172,171           168,937
Telecommunications licenses, net............................         71,867            77,359
Due from related parties....................................             --             2,011
Other investments...........................................          8,607             5,183
Goodwill, net...............................................         35,364            36,368
Other assets................................................          8,414             9,945
                                                                -----------         ---------
          Total assets......................................    $   351,160         $ 352,108
                                                                ===========         =========
Current liabilities:
  Short-term borrowings.....................................         24,074            18,124
  Accounts payable..........................................         11,462            10,293
  Accrued liabilities.......................................          3,651             3,996
  Accrued interest..........................................         13,480               467
  Taxes payable.............................................          6,516             3,664
  Due to related parties....................................          4,561             4,639
  Deferred revenues.........................................          2,440             2,869
  Customer deposits.........................................          3,907             4,271
  Current portion of long-term debt.........................          6,209             5,073
                                                                -----------         ---------
          Total current liabilities.........................         76,300            53,396
Long-term debt..............................................        150,095           151,814
Minority interest...........................................         23,108            22,021
Shareholders' equity:
  Preferred stock, par value $0.01 per share,
     authorized -- 100,000,000, issued and
     outstanding -- 446,884.................................              4                 4
  Common stock, par value $0.01 per share,
     authorized -- 100,000,000, issued and
     outstanding -- 37,846,789..............................            378               378
  Additional paid-in capital................................        245,332           244,419
  Accumulated deficit.......................................       (144,057)         (119,924)
                                                                -----------         ---------
          Total shareholders' equity........................        101,657           124,877
                                                                -----------         ---------
          Total liabilities and shareholders' equity........    $   351,160         $ 352,108
                                                                ===========         =========


     See accompanying notes to consolidated condensed financial statements.

                                PLD TELEKOM INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                               THREE MONTHS                   SIX MONTHS
                                              ENDED JUNE 30                 ENDED JUNE 30
                                        --------------------------    --------------------------
                                           1999           1998           1999           1998
                                        -----------    -----------    -----------    -----------
Revenues:
  Telecommunications..................  $    27,375    $    38,813    $    56,091    $    73,532
  Finance lease income................          599            427          1,237            874
                                        -----------    -----------    -----------    -----------
                                             27,974         39,240         57,328         74,406
Operating expenses:
  Direct costs (excludes
     depreciation)....................        9,080         12,164         17,483         22,960
  General and administrative..........       10,930         12,524         24,084         22,224
  Depreciation........................        5,072          3,534          9,901          6,633
  Amortization........................        3,300          2,866          6,619          5,558
  Taxes other than income taxes.......          841          2,230          2,366          3,910
                                        -----------    -----------    -----------    -----------
                                             29,223         33,318         60,453         61,285
                                        -----------    -----------    -----------    -----------
     Operating (loss)/income..........       (1,249)         5,922         (3,125)        13,121
Other income/(expense):
  Share of loss from equity
     investments......................          (89)           (48)          (430)          (258)
  Interest and other income...........          230            946            489          1,817
  Interest expense....................       (6,798)        (5,359)       (13,769)       (10,549)
  Amortization of deferred financing
     costs............................         (299)          (400)          (598)          (801)
  Foreign exchange gain/(loss)........          327           (373)          (127)          (489)
  Gain/(loss) on disposal of
     investments and property and
     equipment........................          270             (3)           237             (3)
                                        -----------    -----------    -----------    -----------
     (Loss)/earnings before income
       taxes and minority interest....       (7,608)           685        (17,323)         2,838
  Income taxes........................        2,080          2,174          4,723          5,171
                                        -----------    -----------    -----------    -----------
     Loss before minority interest....       (9,688)        (1,489)       (22,046)        (2,333)
Minority interest.....................          908          3,869          2,087          7,534
                                        -----------    -----------    -----------    -----------
     Net loss.........................  $   (10,596)   $    (5,358)   $   (24,133)   $    (9,867)
                                        ===========    ===========    ===========    ===========
Net loss per common share:
  Basic...............................  $     (0.28)   $     (0.16)   $     (0.64)   $     (0.30)
                                        ===========    ===========    ===========    ===========
  Diluted.............................  $     (0.28)   $     (0.16)   $     (0.64)   $     (0.30)
                                        ===========    ===========    ===========    ===========
Weighted average common shares
  outstanding.........................   37,846,789     33,520,748     37,846,789     33,422,519
                                        ===========    ===========    ===========    ===========


     See accompanying notes to consolidated condensed financial statements.

                                PLD TELEKOM INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                1999         1998
                                                              --------      -------
Cash flows from operating activities:
  Net loss..................................................  $(24,133)     $(9,867)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization..........................    17,118       12,992
     Share of loss of equity investments....................       430          258
     Non-cash interest expense..............................    10,832        8,091
     Deferred revenues......................................      (429)        (814)
     Minority interest......................................     2,087        7,534
     Other..................................................       171          400
     Changes in operating assets and liabilities, net of
      effects of acquisitions:
       Decrease/(increase) in trade receivables, net of
        allowances..........................................       811       (1,937)
       (Increase)/decrease in other receivables and
        prepaids............................................       232          118
       Decrease/(increase) in inventory.....................       595         (186)
       Change in due from or to related parties.............      (522)      (3,671)
       Increase/(decrease) in accounts payable, accrued
        liabilities, customer deposits, taxes payable and
        other current liabilities...........................     6,430       (4,956)
                                                              --------      -------
          Net cash provided by operating activities.........    13,622        7,962
Cash flows from investing activities:
  Capital expenditures......................................   (13,191)     (12,308)
  Escrow funds..............................................      (312)      12,210
  Cash paid for acquired business...........................        --         (500)
  Investments and other assets..............................      (988)         196
                                                              --------      -------
          Net cash used in investing activities.............   (14,491)        (402)
Cash flows from financing activities:
  Registration costs........................................        --         (141)
  Short-term debt borrowings/(repayments)...................     3,000       (7,402)
  Long-term debt repayments.................................      (778)          --
  Cash dividends paid to minority shareholders..............    (1,000)      (1,250)
  Loans from shareholders...................................     2,950           --
                                                              --------      -------
          Net cash provided by/(used in) financing
            activities......................................     4,172       (8,793)
                                                              --------      -------
Increase/(decrease) in cash and cash equivalents............     3,303       (1,233)
Cash and cash equivalents, beginning of period..............     4,579       17,256
                                                              --------      -------
Cash and cash equivalents, end of period....................  $  7,882      $16,023
                                                              ========      =======
Supplemental disclosures:
     Non-cash investing and financing activities:
       Supplier financing...................................  $     --      $ 7,457
                                                              ========      =======
       Issued shares for acquired business..................  $     --      $ 1,750
                                                              ========      =======
  Interest paid.............................................  $  1,285      $ 3,018
                                                              ========      =======
  Income taxes paid.........................................  $  3,124      $ 5,387
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


     As noted below (see note 2) on May 18, 1999, the Company entered into an agreement (the "Merger Agreement") with Metromedia International Group, Inc. ("MMG").


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

(2) RECENT DEVELOPMENTS


     On May 18, 1999 the Company entered into the Merger Agreement with MMG, pursuant to which the Company would merge with a newly formed, wholly owned subsidiary of MMG.


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

(5) LONG-TERM DEBT AND SHORT-TERM BORROWINGS

     Under the terms of the Company's $123.0 million Senior Note offering in June 1996, the Company was required to raise $20.0 million in an equity financing by May 31, 1998. The Company did not do so, and as a

                                PLD TELEKOM INC.

result the interest rate on the Senior Notes increased from 14% to 14.5% as of June 1, 1998, and will remain at 14.5% until the end of the semi-annual interest period in which such an offering is completed.



     In connection with the Merger, the Company and MMG have entered into Agreements to Exchange and Consent with substantially all of the holders of the Company's outstanding Senior Notes and Convertible Notes with respect to the exchange of such Notes for New MMG Notes upon the closing of the Merger. In connection with such agreements, the holders of substantially all of the Senior Notes and Convertible Notes have agreed to defer until the date of closing of the Merger, the payment of interest on such Notes coming due during the period between the signing of the Agreements to Exchange and Consent and the date of closing of the Merger or termination of the Merger Agreement. The implementation of these agreements is conditioned upon the closing of the Merger.


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
                                                         (IN THOUSANDS)

Earnings/(loss) before income taxes and
  minority interest:
  PeterStar..............................  $  5,024    $ 8,049    $  8,623    $ 15,407
  Technocom..............................    (2,385)    (4,502)     (6,658)     (4,477)
  ALTEL..................................      (342)     3,541       1,184       6,887
  BCL....................................        29        257         202         501
  Corporate..............................   (10,527)    (8,161)    (21,612)    (17,169)
  Other..................................       593      1,501         938       1,689
                                           --------    -------    --------    --------
          Total (loss)/earnings before
            income taxes and minority
            interest.....................  $ (7,608)   $   685    $(17,323)   $  2,838
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
                                          ========    ========    ========    ========

Earnings/(loss) before income taxes and
  minority interest:
  Russia................................  $  2,697    $  4,088    $  2,100    $ 11,715
  Kazakhstan............................      (342)      3,541       1,184       6,887
  North America.........................    (9,802)     (6,474)    (20,146)    (15,294)
  Other.................................      (161)       (470)       (461)       (470)
                                          --------    --------    --------    --------
          Total (loss)/earnings before
            income taxes and minority
            interest....................  $ (7,608)   $    685    $(17,323)   $  2,838
                                          ========    ========    ========    ========


                                                               AS OF         AS OF
                                                              JUNE 30,    DECEMBER 31,
                                                                1999          1998
                                                              --------    ------------
Total assets:

  Russia....................................................  $250,557      $249,658
  Kazakhstan................................................    59,299        59,008
  North America.............................................    30,787        38,793
  Other.....................................................    10,517         4,649
                                                              --------      --------
          Total assets......................................  $351,160      $352,108
                                                              ========      ========


(8) RESTATEMENT



     The Company has restated its consolidated interest expense for the six months ended June 30, 1999, in order to reflect additional interest of $0.7 million related to the beneficial conversion feature of two notes issued to News America Inc. during the three months ended March 31, 1999 and recognized in that period. The effect of this restatement has been to increase consolidated interest expense from $13.0 million to $13.8 million and net loss per share from $0.62 to $0.64 for the six months ended June 30, 1999.

                         BALTIC COMMUNICATIONS LIMITED

                         CONDENSED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)

                         BALTIC COMMUNICATIONS LIMITED

                            CONDENSED BALANCE SHEETS
                JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998


                                                               JUNE 30,     DECEMBER 31,
                                                                 1999           1998
                                                              ----------    ------------
ASSETS
Current assets:
  Cash......................................................  $  163,951     $  266,076
  Trade receivables, net of allowance.......................   1,023,220        995,919
  Due from related parties..................................     756,691        531,998
  Prepayments...............................................      55,053         80,800
  Prepaid taxes.............................................     133,031        171,759
  Inventory.................................................      81,687         76,025
                                                              ----------     ----------
          Total current assets..............................   2,213,633      2,122,577
Property and equipment, net.................................   4,637,224      4,668,005
Investments.................................................       8,000          8,000
Intangible assets, net......................................      93,651         84,052
                                                              ----------     ----------
          Total assets......................................  $6,952,508     $6,882,634
                                                              ==========     ==========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Accounts payable..........................................   1,498,092      1,510,134
  Accrued liabilities.......................................     159,017         87,177
  Deferred revenues.........................................       3,631          4,019
  Taxes payable.............................................     151,959        100,211
  Deferred income tax liability.............................          --         30,706
  Due to related parties....................................     939,554        932,646
  Customer deposits.........................................      26,234         26,234
                                                              ----------     ----------
          Total current liabilities.........................   2,778,487      2,691,127
                                                              ----------     ----------
Shareholder's equity:
  Common stock..............................................   2,183,000      2,183,000
  Retained earnings.........................................   1,991,021      2,008,507
                                                              ----------     ----------
          Total shareholder's equity........................   4,174,021      4,191,507
                                                              ----------     ----------
          Total liabilities and shareholder's equity........  $6,952,508     $6,882,634
                                                              ==========     ==========


           See accompanying notes to condensed financial statements.

                         BALTIC COMMUNICATIONS LIMITED

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
               THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998


                                                  THREE MONTHS                 SIX MONTHS
                                                 ENDED JUNE 30               ENDED JUNE 30
                                            ------------------------    ------------------------
                                               1999          1998          1999          1998
                                            ----------    ----------    ----------    ----------
Revenues:
  Telecommunications revenues.............  $2,251,706    $2,751,594    $4,627,335    $5,068,780
  Other non-telecommunications revenues...      37,508        28,398        83,039        35,635
                                            ----------    ----------    ----------    ----------
  Total revenues..........................   2,289,214     2,779,992     4,710,374     5,104,415
Operating expenses:
  Direct costs (excludes depreciation)....   1,294,509     1,356,561     2,648,442     2,500,947
  General and administrative..............     656,309       722,901     1,260,297     1,444,369
  Depreciation............................     150,279       140,988       300,119       284,915
  Amortization............................      11,032         2,529        18,927         5,804
  Taxes other than income taxes...........      78,989       124,928       130,371       242,999
                                            ----------    ----------    ----------    ----------
          Total operating expenses........   2,191,118     2,347,907     4,358,156     4,479,034
                                            ----------    ----------    ----------    ----------
          Operating income................      98,096       432,085       352,218       625,381
Other income/(expense):
  Interest income.........................         830           398         1,416           926
  Foreign exchange loss...................     (68,333)     (131,727)     (150,377)      (81,655)
  Loss on disposals.......................      (1,445)      (43,979)       (1,445)      (43,979)
                                            ----------    ----------    ----------    ----------
          Income before income taxes......      29,148       256,777       201,812       500,673
Income taxes..............................    (126,580)      (84,900)     (219,298)     (147,461)
                                            ----------    ----------    ----------    ----------
          Net (loss)/income...............  $  (97,432)   $  171,877    $  (17,486)   $  353,212
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


     On May 18, 1999, PLD entered into a Merger Agreement with Metromedia International Group, Inc. ("MMG") pursuant to which PLD will become a wholly owned subsidiary of MMG, upon the terms and conditions set forth therein (the "Merger"). In connection with the Merger Agreement and the transactions contemplated thereunder, substantially all of the holders of the Senior Notes and Convertible Notes have agreed, subject to completion of the Merger and the other transactions contemplated by the Merger Agreement, to defer to the date the Merger is consummated all of the interest payable on the Notes during the period from the execution of the Merger Agreement to the date of consummation of the Merger and to exchange their outstanding Notes for new notes issued by MMG which will not be guaranteed by the Company. In addition, the Travelers Parties have agreed, again subject to completion of the Merger and the other transactions contemplated by the Merger Agreement, to defer payment of $8.5 million of the amounts due to them until the completion of the Merger, and to further defer payment of the remaining $4.92 million owed to them by PLD until August 2000. The Company's guarantee to the Travelers Parties will remain in place until PLD has repaid all of its indebtedness to such parties, which is expected to occur in August 2000.


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

                         BALTIC COMMUNICATIONS LIMITED

(4) COMPREHENSIVE INCOME


     For the three and six months ended June 30, 1999 and 1998, comprehensive
(loss)/income was equal to net (loss)/income reported on the condensed statement of operations.


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


     On May 18, 1999, PLD entered into a Merger Agreement with Metromedia International Group, Inc. ("MMG") pursuant to which PLD will become a wholly owned subsidiary of MMG, upon the terms and conditions set forth therein (the "Merger"). In connection with the Merger Agreement and the transactions contemplated thereunder, substantially all of the holders of the Senior Notes and Convertible Notes have agreed, subject to completion of the Merger and the other transactions contemplated by the Merger Agreement, to defer to the date the Merger is consummated all of the interest payable on the Notes during the period from the execution of the Merger Agreement to the date of consummation of the Merger and to exchange their outstanding Notes for new notes issued by MMG which will not be guaranteed by the Company or the Company's subsidiary. In addition, the Travelers Parties have agreed, again subject to completion of the Merger and the other transactions contemplated by the Merger Agreement, to defer payment of $8.5 million of the amounts due to them until the completion of the Merger, and to further defer payment of the remaining $4.92 million owed to them by PLD until August 2000. The guarantee of the Company's subsidiary to the Travelers Parties will remain in place until PLD has repaid all of its indebtedness to such parties, which is expected to occur in August 2000.


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

                         PLD CAPITAL ASSET (U.S.) INC.

                         CONDENSED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)

                         PLD CAPITAL ASSET (U.S.) INC.

                            CONDENSED BALANCE SHEETS
                JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998
                          (THOUSANDS OF U.S. DOLLARS)


                                                              JUNE 30,     DECEMBER 31,
                                                                1999           1998
                                                              ---------    ------------
Assets:
  Current:
     Cash and cash equivalents..............................   $    10       $    10
     Other receivables and prepaids.........................       390           228
     Assets held for resale.................................     4,994         3,949
     Due from related parties -- installment sales
      contracts.............................................     5,111         6,408
                                                               -------       -------
          Total current assets..............................    10,505        10,595
  Escrow funds..............................................     2,218           528
  Due from related parties -- installment sales contracts...     3,513         3,806
                                                               -------       -------
          Total assets......................................   $16,236       $14,929
                                                               =======       =======
Liabilities and Shareholder's Equity:
  Current liabilities:
     Accounts payable and accrued liabilities...............       917         1,977
     Due to related parties.................................     6,015         5,035
     Current portion of long-term debt......................       355            --
                                                               -------       -------
          Total current liabilities.........................     7,287         7,012
  Long-term debt............................................       741            --
  Shareholder's equity:
     Capital stock:
  Additional paid-in capital................................     6,641         6,641
  Retained earnings.........................................     1,567         1,276
                                                               -------       -------
  Total shareholder's equity................................     8,208         7,917
                                                               -------       -------
          Total liabilities and shareholder's equity........   $16,236       $14,929
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

                         PLD CAPITAL ASSET (U.S.) INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                          (THOUSANDS OF U.S. DOLLARS)


                                                               1999      1998
                                                              -------    -----
Cash flows from operating activities:
     Net income.............................................  $   291    $ 328
     Adjustments to reconcile net income to net cash
      provided by operating activities:
     Changes in operating assets and liabilities:
       Increase in supplier prepayments.....................      (89)      --
       Increase in assets held for resale...................     (149)      --
       Change in due from or due to related parties, net....    1,736     (328)
       Increase in accounts payable and accrued
        liabilities.........................................      (99)      --
                                                              -------    -----
          Net cash provided by operating activities.........    1,690       --
Cash flows from investing activities:
     Escrow.................................................   (1,690)      --
                                                              -------    -----
          Net cash used in investing activities.............   (1,690)      --
                                                              -------    -----
Increase /(decrease) in cash and cash equivalents...........       --       --
Cash and cash equivalents, beginning of period..............       10       10
                                                              -------    -----
Cash and cash equivalents, end of period....................  $    10    $  10
                                                              =======    =====
Supplemental disclosures:
Non-cash investing and financing activities:
  Purchase of equipment with advances from PLD Telekom Inc.
     and suppliers..........................................  $   895    $  --
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

(2) BUSINESS, OPERATIONS AND FUTURE ACTIVITIES


     PLDCA was incorporated on March 24, 1998 under the laws of the State of Delaware and is a wholly-owned subsidiary of PLD Telekom Inc. ("PLD" or the "Parent"). The Company was formed as a special purpose subsidiary to enter into installment sales agreements in respect of certain telecommunications equipment required by PLD's operating subsidiaries located in Russia and Kazakhstan. On June 30, 1998, PLDCA assumed the assets, liabilities and business of PLD Asset Leasing Limited ("PLDAL"). PLDCA recorded such assets and liabilities at the historical cost of PLDAL, since the entities were under common control. Amounts presented for the three and six months ended June 30, 1998 reflect the results of operations and cash flows of PLDAL. PLDAL is a Cypriot company wholly owned by the Parent, which existed to enter into lease agreements with related companies. PLDAL is presently inactive and PLD is in the process of liquidating PLDAL.


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


     On May 18, 1999, PLD entered into a Merger Agreement with Metromedia International Group, Inc. ("MMG") pursuant to which PLD will become a wholly owned subsidiary of MMG, upon the terms and conditions set forth therein (the "Merger"). In connection with the Merger Agreement and the transactions contemplated thereunder, substantially all of the holders of the Senior Notes and Convertible Notes have agreed, subject to completion of the Merger and the other transactions contemplated by the Merger

                         PLD CAPITAL ASSET (U.S.) INC.

Agreement, to defer to the date the Merger is consummated all of the interest payable on the Notes during the period from the execution of the Merger Agreement to the date of consummation of the Merger and to exchange their outstanding Notes for new notes issued by MMG which will not be guaranteed by the Company.

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


     On May 18, 1999, PLD entered into a Merger Agreement with Metromedia International Group, Inc. ("MMG") pursuant to which PLD will become a wholly owned subsidiary of MMG, upon the terms and conditions set forth therein (the "Merger"). In connection with the Merger Agreement and the transactions contemplated thereunder, substantially all of the holders of the Senior Notes and Convertible Notes have agreed, subject to completion of the Merger and the other transactions contemplated by the Merger Agreement, to defer to the date the Merger is consummated all of the interest payable on the Notes during the period from the execution of the Merger Agreement to the date of consummation of the Merger and to exchange their outstanding Notes for new notes issued by MMG for which shares in the Company will not be pledged. In addition, the Travelers Parties have agreed, again subject to completion of the Merger and the other transactions contemplated by the Merger Agreement, to defer payment of $8.5 million of the amounts due to them until the completion of the Merger, and to further defer payment of the remaining $4.92 million owed to them by PLD until August 2000. PLD's pledge of a portion of the ordinary shares of the Company to the Travelers Parties will remain in place until PLD has repaid all of its indebtedness to such parties, which is expected to occur in August 2000.


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

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
               THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                          (THOUSANDS OF U.S. DOLLARS)


                                                         THREE MONTHS           SIX MONTHS
                                                        ENDED JUNE 30         ENDED JUNE 30
                                                      ------------------    ------------------
                                                       1999       1998       1999       1998
                                                      -------    -------    -------    -------
Telecommunications revenues.........................  $ 5,839    $10,128    $13,760    $19,677
Operating expenses:
  Direct costs (excludes depreciation)..............    1,274      1,954      2,941      3,902
  General and administrative........................    2,050      2,444      4,363      4,757
  Management fees...................................      274        419        618        819
  Depreciation and amortization.....................    2,048      1,634      3,918      3,022
  Taxes other than income tax.......................       42        149        126        284
                                                      -------    -------    -------    -------
          Total operating expenses..................    5,688      6,600     11,966     12,784
                                                      -------    -------    -------    -------
Operating income....................................      151      3,528      1,794      6,893

Other income/(expense):
  Interest and other income.........................       (4)        94         33        185
  Foreign exchange loss.............................     (489)       (81)      (643)      (191)
                                                      -------    -------    -------    -------
     Net (loss)/income before income taxes and
       minority interest............................     (342)     3,541      1,184      6,887
Income taxes........................................      724      1,344      1,813      2,690
                                                      -------    -------    -------    -------
          Net (loss)/income before minority
            interest................................   (1,066)     2,197       (629)     4,197
Minority interest...................................     (277)     1,355        198      2,612
                                                      -------    -------    -------    -------
Net (loss)/income...................................  $  (789)   $   842    $  (827)   $ 1,585
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

                    WIRELESS TECHNOLOGY CORPORATIONS LIMITED

     On May 18, 1999, PLD entered into a Merger Agreement with Metromedia International Group, Inc. ("MMG") pursuant to which PLD will become a wholly owned subsidiary of MMG, upon the terms and conditions set forth therein (the "Merger"). In connection with the Merger Agreement and the transactions contemplated thereunder, substantially all of the holders of the Senior Notes and Convertible Notes have agreed, subject to completion of the Merger and the other transactions contemplated by the Merger Agreement, to defer to the date the Merger is consummated all of the interest payable on the Notes during the period from the execution of the Merger Agreement to the date of consummation of the Merger and to exchange their outstanding Notes for new notes issued by MMG which will not be guaranteed by the Company. In addition, the Travelers Parties have agreed, again subject to completion of the Merger and the other transactions contemplated by the Merger Agreement, to defer payment of $8.5 million of the amounts due to them until the completion of the Merger, and to further defer payment of the remaining $4.92 million owed to them by PLD until August 2000. The Company's guarantee to the Travelers Parties will remain in place until PLD has repaid all of its indebtedness to such parties, which is expected to occur in August 2000.


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

(4) COMPREHENSIVE INCOME


     For the three and six months ended June 30, 1999 and 1998, comprehensive
(loss)/income was equal to consolidated net (loss)/income reported on the consolidated condensed statement of operations.


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

RESULTS OF OPERATIONS

  Three and Six Months Ended June 30, 1999 Versus Three and Six Months Ended June 30, 1998


     Overview. The definition of EBITDA is given in the previous section. It is commonly used as an indicator of the ability of a business to generate cash flows from its operating activities. Management therefore considers it to be a relevant and useful measure for investors. The Company reported a net loss of $10.6 million ($0.28 per share) and an operating loss of $1.2 million on revenues of $28.0 million for the three months ended June 30, 1999, compared to a net loss of $5.4 million ($0.16 per share) and operating income of $5.9 million on operating revenues of $39.2 million reported in the second quarter of 1998. EBITDA of $7.6 million reported in the second quarter of 1999 compares with $11.9 million in the second quarter of 1998. For the six months ended June 30, 1999, the Company reported a net loss of $24.1 million ($0.64 per share) and an operating loss of $3.1 million on revenues of $57.3 million compared to a net loss of $9.9 million ($0.30 per share) and operating income of $13.1 million on operating revenues of $74.4 million reported in the six months ended June 30, 1998. EBITDA of $13.1 million reported in six months ended June 30, 1999 compared with $24.6 million in the six months ended June 30, 1998.

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


     Interest expense. Interest expense of $6.8 million in the second quarter of 1999 compared with $5.4 million incurred in the second quarter of 1998. For the six month period, interest expense of $13.8 million in 1999 compared with $10.5 million incurred in 1998 and consisted of interest on bank indebtedness and short-term borrowings of $2.6 million, interest accrued on the Senior Notes of $10.0 million and interest expense related to the Convertible Notes of $1.2 million. Interest on short-term borrowings of $2.4 million for the six month period included $1.0 million related to the outstanding Series A and B Notes ($13.4 million) and $1.3 million related to notes issued to News America ($6.4 million outstanding as of June 30, 1999), including approximately $0.7 million related to the convertibility feature of these notes. In addition, during June 1999, MMG advanced the Company a total of $3.0 million which incurred $13,750 in interest. See "Liquidity and Capital Resources."



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

     The following table compares the results of operations of the Company's principal operating subsidiaries for the three and six months ended June 30, 1999 with the three and six months ended June 30, 1998:


                                           PETERSTAR          ALTEL          TECHNOCOM            BCL
                                          THREE MONTHS    THREE MONTHS      THREE MONTHS      THREE MONTHS
                                             ENDED            ENDED            ENDED             ENDED
                                            JUNE 30          JUNE 30          JUNE 30           JUNE 30
                                          ------------    -------------    --------------    --------------
                                          1999    1998    1999     1998    1999     1998     1999     1998
                                          ----    ----    -----    ----    -----    -----    -----    -----
                                                        (UNAUDITED, MILLIONS OF U.S. DOLLARS)
Revenues................................  13.8    20.3      5.8    10.1      4.7      5.5      2.3      2.8
Operating income/(loss) -- $............  4.5     8.7       0.7    4.0      (2.3)    (4.1)     0.1      0.4
Operating income/(loss) -- %............  32.6%   42.9%    12.1%   39.6%   (48.9)%  (74.5)%    4.3%    14.3%
Net income/(loss) -- $..................  4.1     6.9      (0.6)   2.7      (2.6)    (4.1)    (0.1)     0.2
Net income/(loss) -- %..................  29.7%   34.0%   (10.3)%  26.7%   (55.3)%  (74.5)%   (4.3)%    7.1%
EBITDA -- $.............................  7.3     9.6       1.7    5.1       0.6     (0.3)     0.2      0.4
EBITDA -- %.............................  52.9%   47.3%    29.3%   50.5%    12.8%    (5.5)%    8.7%    14.3%
% PLD ownership.........................  71.0%   60.0%    50.0%   50.0%    80.4%    80.4%   100.0%   100.0%



                                           PETERSTAR          ALTEL          TECHNOCOM            BCL
                                           SIX MONTHS      SIX MONTHS        SIX MONTHS        SIX MONTHS
                                             ENDED            ENDED            ENDED             ENDED
                                            JUNE 30          JUNE 30          JUNE 30           JUNE 30
                                          ------------    -------------    --------------    --------------
                                          1999    1998    1999     1998    1999     1998     1999     1998
                                          ----    ----    -----    ----    -----    -----    -----    -----
                                                        (UNAUDITED, MILLIONS OF U.S. DOLLARS)
Revenues................................  27.7    37.8     13.8    19.7      9.0     11.3      4.7      5.1
Operating income/(loss) -- $............  8.6     15.8      2.8    7.9      (6.2)    (3.8)     0.4      0.6
Operating income/(loss) -- %............  31.0%   41.8%    20.3%   40.1%   (68.9)%  (33.6)%    8.5%    11.8%
Net income/(loss) -- $..................  6.5     13.1      0.4    5.2      (6.9)    (4.5)     0.0      0.4
Net income/(loss) -- %..................  23.5%   34.7%     2.9%   26.4%   (76.7)%  (39.8)%    0.0%     7.8%
EBITDA -- $.............................  13.2    18.4      5.1    9.7      (0.7)     0.7      0.5      0.8
EBITDA -- %.............................  47.7%   48.7%    37.0%   49.2%    (7.8)%    6.2%    10.6%    15.7%
% PLD ownership.........................  71.0%   60.0%    50.0%   50.0%    80.4%    80.4%   100.0%   100.0%


LIQUIDITY AND CAPITAL RESOURCES


     On May 18, 1999, the Company entered into the Merger Agreement with MMG pursuant to which the Company will become a wholly owned direct subsidiary of MMG on the terms and conditions set forth therein. See "Recent
Developments -- Merger with Metromedia International Group, Inc." for more detailed information on the Merger Agreement, the Merger and other contemplated transactions.


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


     Shareholders' equity of $101.7 million, as of June 30, 1999, compared with $124.9 million as of December 31, 1998, and consisted of $245.7 million in common stock and additional paid-in capital offset by the Company's deficit of $144.1 million. The Company's ratio of long-term indebtedness to equity at June 30, 1999 was 147.6% compared to 121.5% at December 31, 1998.


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


     Under the terms of the Senior Note Indenture, approximately $37.0 million of the proceeds of the sale of the Senior Notes was required to be placed in escrow and released solely to acquire assets for use in a telecommunications business. As of June 30, 1999 the Company has used approximately $29.1 million to fund purchases of equipment for its operating businesses, by having PLDCA purchase equipment using the funds in escrow and then reselling the equipment to the operating businesses, and the balance of such funds remain available for such purposes (or for the payment of interest on the Senior and Convertible Notes). However, the limitation on the use of proceeds to acquire assets has meant that the Company has not been able to use the funds in escrow for working capital needs of its operating businesses, nor to pay for other expenses associated with setting up a telecommunications network. Furthermore, the Company has found compliance with the conditions for the release of funds from escrow to be burdensome, in that it is time consuming and expensive. Finally, the covenants of the Indentures impose substantial restrictions upon the Company's activities.


     Interest in the amount of $1,192,500 is payable semi-annually in cash on the Convertible Notes. The Company has made all such interest payments to date. The Senior Notes accreted at a rate of 14% per annum from issue through May 31, 1998 and at a rate of 14.5% since such date through November 30, 1998. On December 1, 1998, cash interest began to accrue at a rate of 14.5% per annum.


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


     Guarantees and Other Commitments. While the Company has guaranteed obligations of its subsidiaries in the past, the only guarantee that is outstanding as of June 30, 1999 is to Siemens in the amount of $1.4 million relating to equipment purchased by Technocom.


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


     As of June 30, 1999, the Company has expended approximately $1.9 million for remediation efforts and expects that its total remediation costs, including scheduled upgrades and replacements of approximately $3.1 million, will be approximately $4.0 million.


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